Form 10-Q
period 1995-09-30
I FLOW CORP /CA/
filed 1995-11-13
CIK 857728

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                             FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
      SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended   September 30, 1995
                                      ----------------------------------
                                or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      For the transition period from                    to
                                      ----------------------------------

              Commission file Number:       0-18338
                                       ----------------

                         I-Flow Corporation
------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            California                          33-0121984
------------------------------------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

      2532 White Road, Irvine, CA                   92714
------------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

                           (714) 553-0888
------------------------------------------------------------------------
       (Registrant's telephone number, including area code)

------------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                     if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

               APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

    As of September 30, 1995, there were 8,990,759 shares outstanding of Common Stock and 656,250 shares outstanding of Series B Preferred Stock.

                        I-FLOW CORPORATION
                             FORM 10-Q
                        SEPTEMBER 30, 1995

                         TABLE OF CONTENTS


                                                           Page
                                                           ----
Part I:    Financial Information

Balance Sheets as of September 30, 1995 (Unaudited) and
  December 31, 1994                                          3

Statements of Operations for the three and nine-month
  periods ended September 30, 1995 and 1994 (Unaudited)      4

Statements of Cash Flows for the nine-month periods
  ended September 30, 1995 and 1994 (Unaudited)              5

Notes to Financial Statements                                6

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                         8

Part II:  Other Information                                 10

Signatures                                                  11

                             I-FLOW CORPORATION
                               BALANCE SHEETS

                                                September 30,      December 31,
                                                    1995               1994
                                                -------------      -------------
                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $ 2,259,000       $ 1,834,000
  Accounts receivable, net                         3,529,000         2,627,000
  Inventories                                      1,595,000         1,040,000
  Other                                              116,000            91,000
                                                 -----------       -----------
    Total current assets                           7,499,000         5,592,000
                                                 -----------       -----------
PROPERTY:
  Furniture, fixtures and equipment                1,385,000         1,159,000
  Rental and demonstration equipment                 215,000           248,000
                                                 -----------       -----------
  Total property                                   1,600,000         1,407,000
  Less accumulated depreciation                   (1,160,000)       (1,013,000)
                                                 -----------       -----------
    Property, net                                    440,000           394,000
                                                 -----------       -----------
OTHER ASSETS                                         273,000           223,000
                                                 -----------       -----------
TOTAL                                            $ 8,212,000       $ 6,209,000
                                                 -----------       -----------
                                                 -----------       -----------
LIABITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $   799,000       $   556,000
  Accrued payroll and related expenses               304,000           514,000
  Deferred revenue                                   490,000           711,000
  Other liabilities                                  137,000           247,000
                                                 -----------       -----------
    Total current liabilities                      1,730,000         2,028,000
                                                 -----------       -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock - no par value; 5,000,000
   shares authorized; 656,250 series B
   shares issued and outstanding at
   September 30, 1995 and December 31, 1994
   (aggregate preference on liquidation is
   $1,575,000)                                     1,494,000         1,494,000
  Common stock - no par value; 40,000,000
   shares authorized; 8,990,759 and 8,201,834
   shares issued and outstanding at
   September 30, 1995 and December 31,
   1994, respectively                             23,446,000        21,721,000
  Accumulated deficit                            (18,458,000)      (19,034,000)
                                                 -----------       -----------
    Net shareholders' equity                       6,482,000         4,181,000
                                                 -----------       -----------
TOTAL                                            $ 8,212,000       $ 6,209,000
                                                 -----------       -----------
                                                 -----------       -----------


See accompanying notes to financial statements

                            I-FLOW CORPORATION
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                      Three Months Ended         Nine Months Ended
                                         September 30,              September 30,
                                       1995          1994         1995          1994
                                    ----------    ----------    -----------   ----------
REVENUES:
  Net sales                         $2,626,000    $2,050,000    $7,075,000   $ 4,097,000
  Rental income                         11,000        13,000        57,000        44,000
  Interest income                       12,000        16,000        53,000        73,000
                                    ----------    ----------    ----------   -----------
    Total revenues                   2,649,000     2,079,000     7,185,000     4,214,000
                                    ----------    ----------    ----------   -----------
COSTS AND EXPENSES:
  Cost of sales                      1,240,000     1,311,000     3,169,000     2,702,000
  Selling and marketing                356,000       456,000     1,163,000     1,322,000
  General and administrative           505,000       469,000     1,626,000     1,350,000
  Product development                  208,000       189,000       651,000       560,000
                                    ----------    ----------    ----------   -----------
    Total costs and expenses         2,309,000     2,425,000     6,609,000     5,934,000
                                    ----------    ----------    ----------   -----------
NET INCOME (LOSS)                     $340,000     ($346,000)     $576,000   ($1,720,000)
                                    ----------    ----------    ----------   -----------
                                    ----------    ----------    ----------   -----------

NET INCOME (LOSS) PER SHARE            $0.04        ($0.04)        $0.06       ($0.21)
                                       -----        -------        -----       -------
                                       -----        -------        -----       -------

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                  9,432,579     8,168,999     9,080,710     8,168,999
                                     ---------     ---------     ---------     ---------
                                     ---------     ---------     ---------     ---------

See accompanying notes to financial statements

                        I-FLOW CORPORATION
                      STATEMENT OF CASH FLOWS
                            (UNAUDITED)


                                                          For the Nine Months
                                                            September 30,
                                                          1995           1994
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $   576,000    ($1,720,000)
  Adjustments to reconcile net loss
    to net cash used by operations:
    Depreciation                                          147,000        197,000
    Increase in reserve for obsolete inventory                           234,000
    Changes in operating assets and liabilities:
      Accounts receivable                                (902,000)    (1,585,000)
      Inventories                                        (555,000)      (439,000)
      Prepaid expenses                                    (25,000)       (13,000)
      Accounts payable and accrued liabilities           (298,000)      (292,000)
                                                      -----------    -----------
Net cash used by operating activities                  (1,057,000)    (3,618,000)
                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property acquisitions (including rental and
    demonstration equipment)                             (193,000)      (155,000)
  Change in other assets                                  (50,000)       (48,000)
                                                      -----------    -----------
Net cash used by investing activities                    (243,000)      (203,000)
                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options and warrants
    to purchase common stock                            1,725,000
                                                      -----------    -----------
Net cash provided by financing activities               1,725,000
                                                      -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 425,000     (3,821,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        1,834,000      5,351,000
                                                      -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 2,259,000    $ 1,530,000
                                                      -----------    -----------
                                                      -----------    -----------

See accompanying  notes to financial statements

                             I-FLOW CORPORATION
                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 1995, and the results of its operations and its cash flows for the nine-month periods ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

     The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission on March 31, 1995.

     Certain amounts previously reported have been reclassified to conform with the presentation at September 30, 1995.

2.   GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INVENTORIES - Inventories consisted of the following:

                                    September 30,     December 31,
                                        1995              1994
                                    -------------     ------------
         Raw Materials                $1,384,000       $1,078,000
         Work in Process                 302,000          213,000
         Finished Goods                  370,000          210,000
         Reserve for Obsolescence       (461,000)        (461,000)
                                      ----------       ----------
                                      $1,595,000       $1,040,000
                                      ----------       ----------
                                      ----------       ----------

3.   COMMON STOCK OPTIONS AND WARRANTS

     The Company has stock option plans which currently provide for the granting of options to employees, officers, consultants and directors. Stock option activity for the nine-month period ended September 30, 1995 is summarized as follows:

                                            Shares           Exercise
                                          Subject to        Price per
                                            Options           Share
                                         ----------         ---------
          Balance, December 31, 1994      1,802,091        $0.25-$5.15
              Granted                       189,778        $1.88-$3.06
              Canceled                     (27,586)        $1.31-$2.75
              Exercised                    (30,244)        $1.31-$2.20
              Expired                       (6,000)        $4.40-$5.00
                                          --------         -----------
     Balance, September 30, 1995          1,928,039        $0.25-$5.15
                                          --------         -----------
                                          --------         -----------

     Options to purchase 1,397,346 shares of the Company's common stock were exercisable at September 30, 1995 at exercise prices ranging from $0.25 to $5.15 per share.

     During the nine-month period ended September 30, 1995, the Company authorized a reduction in the exercise price of the IPO Warrants and the Series E Warrants from $ 3.81 and $4.00, respectively, to $2.25 (which approximated the fair market value on the date of the reduction). Additionally, the expiration dates of these warrants was extended from June 30, 1995 until July 31, 1995. In July 1995, an aggregate of 758,678 shares of the Company's Common Stock was issued upon exercise of the IPO Warrants and the Series E Warrants. The Company received net proceeds of $1,707,032 from the exercise of such warrants. Outstanding warrants as of September 30, 1995 are summarized below.

                                Shares
                              Subject to      Exercise Price
         Description           Warrants         Per Share          Expiration Date
         -----------          ----------      --------------       ---------------
      Underwriter Warrants       46,051            6.79              February 1997

      Series F Warrants         607,032           2.40 to             October 1997
                                                   4.80

      Series G Warrants       2,239,622            3.00              December 1996

      Series H Warrants         150,000           2.75 to              March 1997
                                                   3.25

4.   BANK FINANCING

     During the three-month period ended September 30, 1995, the Company entered into a financing agreement with a bank which provides for a working capital line of credit expiring in August 1996. Under the line of credit, the Company may borrow up to the lesser of $1,500,000 or 75% of eligible accounts receivable, as defined, at a banks prime rate plus 1% (9.75% at September 30, 1995). There were no borrowings under the line during the quarter ended September 30, 1995.

                              I-FLOW CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Total revenues for the three and nine-month periods ended September 30, 1995 were $2,649,000 and $7,185,000, respectively, compared to $2,079,000 and $4,214,000 for the same periods in the prior year, representing an increase of 27% and 71%, respectively. This increase in revenues is due to increased sales for the Company's SIDEKICK and PARAGON products. In April 1994, the Company changed its primary U.S. distributor for these products and sales to the new distributor have been the primary reason for the increase in revenue.

     Cost of sales of $1,240,000 and $3,169,000 were incurred during the three and nine-month periods ended September 30, 1995, respectively. As a percentage of revenues, cost of sales decreased by approximately 17% and 21%, respectively, compared to the same periods in the prior year. The increase in gross profit is primarily the result of manufacturing efficiencies which have occurred due to increased production and a change in the product mix to increased PARAGON product sales as a percent of total sales. PARAGON products have a gross margin which is approximately 15 to 20% higher than SIDEKICK products. In the prior period, the PARAGON products accounted for only 40% of total sales versus approximately 60% in the three and nine-month periods ended September 30, 1995

     Selling and marketing expenses for the three and nine-month periods ended September 30, 1995 decreased over the same period in the prior year by $100,000 or 22% and $159,000 or 12%, respectively. This decrease was due primarily to a reduction in the Company's internal sales force, as the Company now generates most of its sales through outside distributors.

     General and administrative expenses for the three and nine-month periods ended September 30, 1995 increased over the same periods in the prior year by $36,000 or 8% and $276,000 or 20%. These expenses primarily represent costs for administrative personnel, facilities and other miscellaneous items. These costs have increased primarily as a result of increased operations during 1995.

     Product development expenses for the three and nine-month periods ended September 30, 1995 increased compared to those for the same period in the prior year by $19,000 or 10% and $91,000 or 16%, respectively. The Company will continue to incur product development expenses as it continues its efforts to introduce new improved-technology, cost-efficient products into the market.

     FINANCIAL CONDITION

     During the nine-month period ended September 30, 1995, the Company used funds aggregating $1,057,000 in its operations. Such use of funds consisted primarily of the net income of $576,000, plus non-cash expenses of $147,000 for depreciation, less net changes in operating assets and liabilities of $1,780,000. The changes in operating assets and liabilities consisted of an increase in accounts receivable, inventories and prepaid expenses of $1,482,000 and a reduction in accounts payable and accrued liabilities of $298,000.

     The Company used funds for investing activities during the nine-month period ended September 30, 1995 by acquiring property (including rental and demonstration equipment) and other assets aggregating $243,000.

     The Company had a warrant offering which generated $1,728,000 in cash from financing activities during the nine-month period ended September 30, 1995.

     As of September 30, 1995, the Company had available funds of $2,259,000 and net receivables of $3,529,000. To date, the Company has financed its operations and working capital requirements primarily through equity financings. Management believes the Company's funds are sufficient to provide for its short-term projected needs. As the Company has not yet reached a level of sales adequate to provide for all of its cash requirements, there is no assurance that the Company will be able to finance its long-term financial needs without additional financing or increased sales activity. While management believes financing would be available if operations improve, no assurances can be given.

                   PART II  -  OTHER INFORMATION

     Items 1. - 5.  Not Applicable


     Item   6.      Exhibits and Reports on Form 8-K

               (a)    Exhibits - none

               (b) During the quarter ended September 30, 1995, the Company filed a Current Report on Form 8-K dated July 31, 1995, regarding its previously announced special Warrant Reduction Offer.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          I-FLOW CORPORATION
                                          ------------------
                                             (Registrant)


     Date:  November 12, 1995                      Donald M. Earhart /s/
                                                   ----------------------------
                                                   Donald M. Earhart,
                                                   Chairman, President and CEO


     Date:  November 12, 1995                      Gayle L. Arnold /s/
                                                   ----------------------------
                                                   Gayle L. Arnold,
                                                   Vice President, Finance