Form 10-K
period 1995-12-31
I FLOW CORP /CA/
filed 1996-03-28
CIK 857728

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____ to _____


                         COMMISSION FILE NUMBER 0-18338

                               I-FLOW CORPORATION
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                  33-0121984
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

2532 WHITE ROAD, IRVINE, CA                                92714
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:         (714) 553-0888


Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
     ---            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                            [COVER PAGE 1 OF 2 PAGES]

The aggregate market value of the 9,014,677 shares of voting Common Stock of the registrant held by non-affiliates of the registrant on February 29, 1996, based on the last sale price of such stock on such date was $36,058,708.

Registrant's outstanding stock as of February 29, 1996 was 9,960,162 shares of Common Stock and 656,250 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible by the holders thereof at any time into 700,000 shares of the Company's Common Stock and vote with the Common Stock as a single class on all matters submitted to holders of Common Stock. All the Preferred Stock is held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's year ended December 31, 1995.

Certain Information required by Parts II and IV is incorporated by reference to portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         I-Flow Corporation (the "Company" or "I-Flow") designs, develops, manufactures and markets technically advanced, ambulatory infusion systems that administer antibiotics, analgesics, chemotherapeutic agents, hormones, nutrients, hydration therapies and other medical treatments to patients. The Company's devices are designed for portability, convenience, reliability, economy and technical sophistication such that cost effective healthcare may be delivered at various sites, most frequently, the home, hospitals and physician offices.

         In 1990, I-Flow received FDA permission to market the Vivus 4000(TM) Infusion System, its first product, and in 1991 emerged from its development stage. The Vivus 4000(TM) Infusion System is a remotely programmable ambulatory infusion system capable of delivering up to four different solutions, each at its own schedule. In July 1992, I-Flow began marketing a reusable, low cost IV infusion pump for the delivery of antibiotics, the SideKick(TM). It offers cost and convenience benefits to customers, and quality-of-life advantages to patients. In May 1993, the Company began to market the Paragon(TM), a low cost IV drug delivery system for chemotherapy, pain medications and other critical drugs which need to be administered at very low flow rates over many days.
Late in 1994, the Company began to market the elite, an electronic Paragon with an "end of infusion" alarm. Both the Paragon and the elite are reimbursable under existing Medicare product codes.

         The Company received permission to market five new products from the FDA during 1995: (1) the Band-It Drug Delivery System which the Company believes is ideal for delivering medications that can be concentrated in a 10-cc syringe -- such as antibiotics, diuretics and bolus chemotherapy, (2) the Fixed Rate Gravity Set which is used with standard IV bags and provides for the delivery of medications and intravenous fluids at a controlled flow rate, (3) the Liberty, a new mechanical-only pump designed to deliver medications from a standard hospital IV mini-bag, (4) the Med-I-Flow, a mechanical syringe pump which uses unique spring technology to deliver medications from standard syringes and (5) a bolus device for patient controlled analgesia (PCA). The Band-It and the Fixed Rate Gravity Set are currently being marketed and the remaining new products are scheduled to be introduced sometime during 1996.

         The Company was incorporated in the State of California in July 1985. The Company's corporate offices are located at 2532 White Road, Irvine, California 92714. The telephone number is (714) 553-0888.

THE PRODUCTS

         The ambulatory infusion market may be thought of as having four segments: (1) the high end, sophisticated, multiple-therapy, computer-controlled devices, (2) the single drug electro-mechanical, single-therapy, single-channel infusion devices normally costing $2,000 or more to purchase, (3) reusable, mechanical-only infusion pumps, and (4) disposable or one time use devices such as elastomeric infusers, which are relatively expensive on a cost per dose delivered basis.

         I-Flow's first product, the Vivus System, competes in the high end as a technologically advanced infusion pump. As the number of patients requiring multiple drugs or multiple therapies increases, the Company believes this segment should expand and overlap portions of the second segment.

         The Company's more recent products (including the SideKick, Paragon, elite, and the new products, the Band-It, Liberty and Med-I-Flow) are designed to be innovative, low-cost, mechanical alternatives for infusion therapies which compete in the second, third and fourth segments of the market. In fact, the Company currently has the only reusable mechanical-only infusion pumps, which because of their low cost per dose delivered, can compete as the low cost alternative to elastomeric infusers. These reusable mechanical-only pumps may also replace some of the electro-mechanical pumps in the market, which cost considerably more. The new products expand the Company's marketplace to include inpatient as well as outpatient institutions and are designed to address the managed-care issues of cost without compromising patient care.

         Two new products that were introduced towards the end of 1995, are:

         The Band-It Syringe Delivery System -- An inexpensive system for infusing a standard Becton-Dickinson syringe. Cost per dose is below the cost of standard gravity systems.

         Fixed Flow Rate Gravity Sets -- An easy-to-use gravity set that utilizes a standard IV bag and eliminates the need for drop counting. This set also eliminates the chance of accidental medication free-flow. Nursing and patient training time is greatly reduced.

         Two additional products, the Liberty and the Med-I-Flow, are expected to be introduced in early 1996 and will provide a system for both inpatient and outpatient institutions. These new systems of IV infusion products are designed to be the lowest cost per dose systems on the market.

THE MARKET

         Alternate site health care has grown rapidly. Alternate site revenues for infusion therapy were estimated at approximately $8 billion in 1993 and are expected to reach approximately $11 billion by the year 2000. The field has been identified by the market research firm Biomedical Business International as one of the fastest growing segments in U.S. health care with revenues rising in excess of 20% annually.

         Ambulatory infusion devices are one of the fastest growing segments in the alternate-site health care marketplace. An ambulatory pump allows patients to leave the hospital earlier, making it very attractive to cost-conscious hospitals and to patients who favor home treatment.

         The Company believes this rapid growth of alternate infusion services is generally attributed to several factors. Among them:

         - Recently imposed third-party reimbursement limits that favor more economical health care

         - Increased awareness and acceptance of home infusion by physicians, discharge planners, payers and patients

         - Continued technological advances in drugs and alternate-site treatment modes

         - The desirability of treating patients in a familiar environment

         - The move toward shorter hospital stays and containment of spiraling hospital costs

         - The growing number of therapies that can be safely delivered at alternate sites

COMPETITION

         The intravenous drug and nutrient infusion segment of the alternate site health care industry is highly competitive. The Company competes in this market based on price, service and product performance. Some of the competitors have significantly greater resources than the Company for research and development, manufacturing and marketing, and may be better able to compete for a share of the market, even in areas in which the Company's products may be superior. The industry is subject to technological changes and there can be no assurance that the Company will be able to maintain any existing technological lead long enough to establish its products and to sustain profitability.

         The Company has focused its product development efforts on products in the ambulatory infusion systems market. Amounts spent on Company-sponsored product development activities are disclosed in the Financial Statements included elsewhere herein.

SALES AND DISTRIBUTION

         Distribution of the Vivus and the new products introduced in late 1995 are currently managed directly through the I-Flow sales force as well as through a few regional and national medical equipment distributors. As of February 1996, the Company had four internal sales representatives located throughout the United States. The Company is actively pursuing additional distribution arrangements for its new products.

         In March 1993, the Company signed an exclusive national distribution agreement with an outside distributor for the SideKick, Paragon and elite product lines, which expired in April 1994. Sales to this distributor during 1993 were approximately $3.7 million or 65% of total revenues.

         In November 1994, the Company signed an exclusive national distribution agreement with SoloPak Pharmaceuticals Inc. ("SoloPak") for the SideKick, Paragon and elite product lines. During the year ended December 31, 1994, the Company received a $500,000 non-refundable fee in consideration for an option included in the agreement for the purchase of the

U.S. distribution rights for these products in June of 1996. In March 1996, this agreement was superseded with a new agreement in which SoloPak purchased the exclusive right and license to manufacture and sell the products in the U.S. and Puerto Rico. Pursuant to the new agreement, SoloPak paid the Company $1.3 million in consideration of the license in March 1996 and will pay the Company guaranteed royalties of $1.0 million per quarter during each of the three succeeding quarters in 1996. Additionally, SoloPak will pay I-Flow a royalty equal to two percent of their net sales of the products for the 1997 and 1998 calendar years. Per the terms of the agreement, I-Flow has the right of first refusal to supply SoloPak with services and assistance in assembling the completed products until March 1998. The Company retained the rights to sell the products outside the United States and Puerto Rico.

         The Company sells the SideKick and Paragon into the international market and has signed agreements with distributors in various countries. Currently, the Company is selling its products through distributors in the Canada, Brazil, the Benelux Countries, Germany, England, Ireland, Italy, Mexico, Spain, Korea, Australia, New Zealand and Israel. Aggregate sales to countries outside of the United States represented approximately 21% and 18% of the Company's revenues for the years ended December 31, 1995 and 1994, respectively. The Company does not have any capital investments in overseas operations.

MANUFACTURING AND OPERATIONS

         Electromechanical assembly, calibration, pre and post-assembly quality assurance inspection and testing, and final packaging for all products have historically been performed at I-Flow facilities by I-Flow employees using parts and materials acquired from a variety of outside vendors. The Company maintains a separate warehouse facility for its components and finished products. Printed circuit board manufacture and component integration are performed externally, with I-Flow obtaining custom circuit boards and then providing the electronic materials and engineering specifications to an outside assembler.

         The manufacture of disposable medication bags and IV tubing for the SideKick has been performed both internally and externally by an outside supplier. In 1995, the Company expanded its internal manufacturing capabilities to increase its production of these items internally. The Company is currently manufacturing all of its products internally. The Company regularly reviews the use of outside vendors for production versus internal manufacturing, analyzing factors such as the quality of the products received from vendors, the costs of the products, timely delivery and employee utilization.

PATENTS AND TRADEMARKS

         The Company has filed U.S. patent applications for the Vivus 4000, Vivus 4000/2, SideKick the Paragon and the Liberty as well as several new products yet to be introduced. The Company received a patent for the Band-It Drug Delivery System in 1995. Copyrights have been obtained for the Vivus 4000 programming software. The product name "Vivus 4000" is a registered trademark and trademark applications are pending for the "Band-It" and "Liberty". There can be no assurance, that pending patent or trademark applications will be approved or that any patents will provide competitive advantages for the Company's products or will not be challenged or circumvented by competitors.

REGULATIONS GOVERNING THE COMPANY'S MANUFACTURING OPERATIONS

         Development and manufacture of I-Flow products are regulated by the U.S. Food, Drug and Cosmetic Act. The Food and Drug Administration ("FDA"), which administers this Act, has issued a number of regulations that dictate the method by which new products are allowed to enter the U.S. market, and the documentation and control of the manufacturing processes. In August 1993, the Company received its biannual inspection from the FDA. There were no reportable conditions found and no Form 483 was issued.

         In addition to the FDA, the State of California has a set of similar regulations and requires annual production-site inspections to maintain the relevant manufacturing license. State regulations also address the storage and handling of certain chemicals and disposal of their wastes.

         Products intended for export shipment are also subject to additional regulations, including compliance with ISO 9000. In May 1995, the Company received ISO 9001 certification, which ensures that I-Flow's products meet specified uniform standards of quality and testing. The Company was also granted permission to use the "CE" mark on its products, which reflects approval of the Company's products for export into 18 member countries of the European Community.

         The Company has passed all regulatory inspections and believes that it is currently in compliance with all relevant federal, state and international requirements in all material respects.

EMPLOYEES

         As of February 29, 1996, the Company had a total of 68 full-time employees, including 5 in management positions, 5 in clerical and administrative, 8 in sales and marketing, 43 in manufacturing, materials and quality control and 7 in product development. No employees are covered by a collective bargaining agreement with a union. The Company considers its relationship with its employees to be very good. The Company also uses temporary employees as needed, mainly in manufacturing.

ITEM 2. PROPERTIES

         In May 1991, the Company entered into a lease for a 12,576 square foot stand-alone industrial/office building in Irvine, California. The lease agreement contains certain scheduled rent increases and expires in June 1997. In January 1995, the Company entered into a lease for an additional facility in order to expand its warehousing and manufacturing operations. This lease also expires in June 1997. The additional facility is approximately 15,000 square feet and is located in the general area of the Company's headquarters.

ITEM 3. LITIGATION

         As of February 29, 1996, the Company was not involved in any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the three months ended December 31, 1995.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information concerning the executive officers and directors of the Company as of February 29, 1996. There are no family relationships between any of the executive officers or directors of the Company. The executive officers are chosen annually at the first meeting of the Board of Directors following the annual meeting of shareholders and serve at the pleasure of the Board of Directors.

                    Name (Age)                                        Position
                    ----------                                        --------
Donald M. Earhart (51)                                President, Chief Executive Officer and
                                                          Chairman of the Board
Henry T. Tai, Ph.D., M.D. (52)                        Secretary and Director
John H. Abeles, M.D. (51)                             Director
Joel S. Kanter (39)                                   Director
Jack H. Halperin (49)                                 Director
Erik H. Loudon (57)                                   Director
Charles C. McGettigan (51)                            Director
James J. Dal Porto (43)                               Executive Vice President, Chief Operating
                                                          Officer
Gayle L. Arnold (34)                                  Principal Financial and Accounting Officer


         DONALD M. EARHART, former Corporate Officer and President of the Optical Division of Allergan, Inc., (from 1986 to 1990) has been Chairman of the Board since March 1991, and Chief Executive Officer since July 1990. Mr. Earhart joined the Company as President and Chief Operating Officer in June 1990. Mr. Earhart, who holds a Bachelor of Engineering from Ohio State University and a Masters Degree in Business Administration from Roosevelt University, has over 23 years experience in the medical products industry. Prior to his employment at Allergan, he was a Corporate Officer and Division President of Bausch and Lomb, and was an operations manager of Abbott Laboratories. He has also served as an engineering consultant at Peat, Marwick, Mitchell & Co., and as an engineer with Eastman Kodak Company. Mr. Earhart currently serves on the Board of Directors of An Ping, a Bermuda Investment Company.

         HENRY T. TAI, PH.D., M.D. is the initial progenitor of the Company's product and business concept in multiple-drug infusion systems. Dr. Tai was a director from 1985 to 1988, and has been a director and Secretary of the Company since 1990. Dr. Tai has been a practicing hematologist and cancer specialist since 1977. Dr. Tai holds a Bachelor of Arts degree in Molecular Biology from Harvard University, a Ph.D. in Molecular Biology and an M.D. from the University of Southern California. He has done postdoctoral research in the molecular biology of tumor virus DNA at the Weizman Institute of Science in Israel and at the California Institute of Technology. He is a consultant in hematology and medical oncology and has an academic appointment at the University of Southern California School of Medicine, where he is conducting research on cancer metastases.

         JOHN H. ABELES, M.D. has been a director since 1985 and served as Chairman of the Board from 1988 to March 1991. Dr. Abeles has been President of MedVest, Inc., a general consulting and venture capital firm in the medical industry, since January 1980. Dr. Abeles is the general partner of Northlea Partners, a family investment partnership which is a shareholder in the Company. Dr. Abeles holds an M.D. from the University of Birmingham, England, and he currently serves on the Board of Directors of AccuMed International, Inc., Dusa Pharmaceuticals, Inc., Healthcare Acquisition Corporation and Oryx Technology, Inc.

         JOEL S. KANTER was elected as a director in March 1991. Mr. Kanter has been President of Windy City, Inc., an investment management firm since 1986. In February 1995, he became President of Walnut Financial Services, Inc. Mr. Kanter was the former managing director of Investor's Washington Service, a Washington D.C. based service that provided information for corporations and institutional money managers from 1985 to 1986. Mr. Kanter currently serves on the Board of Directors of Concept Technologies Group, Inc., GranCare, Inc., Healthcare Acquisition Corporation, Medcross, Inc., Osteoimplant Technologies, Inc. and Walnut Financial Services, Inc.

         JACK H. HALPERIN, ESQ. is a corporate and securities attorney who has been in private practice since 1988. Mr. Halperin was formerly a member of Bresler and Bab, a New York law firm from 1987 to 1988. Prior to that Mr. Halperin was a member of Solinger, Grosz & Goldwasser, P.C. from 1981 to 1987. Mr. Halperin currently serves on the Board of Directors of AccuMed International, Inc., Memry Corporation and Xytronics, Inc. Mr. Halperin holds an A.B. (summa cum laude) from Columbia College and a J.D. degree from New York University School of Law where he was Note and Comment Editor of the Law Review.

         ERIK H. LOUDON is the Managing director of EHL Investment Services Limited in the Channel Islands. He was a Director of Sarasin Investment Management, Ltd. in London from 1985 to 1989; and he currently serves on the Board of Directors of Emerge Capital, Luxembourg, Fotolabo, S.A., Switzerland, and Leaf Asset Management, Luxembourg.

         CHARLES C. MCGETTIGAN was elected as a director of the Company in October 1992. He was a founding partner in 1991 and is a general partner of Proactive Investment Managers, L.P., which is the general partner of Proactive Partners, L.P. Mr. McGettigan was a co-founder of McGettigan, Wick & Co., Inc., an investment banking fund , in 1988. From 1984 to 1988, he was a Principal, Corporate Finance, of Hambrecht & Quist, Inc. Prior to that, Mr. McGettigan was a Senior Vice President of Dillon, Read & Co., Inc. He currently serves on the Board of Directors of Digital Dictation, Inc., Modtech, Inc., NDE Environmental, Inc., Onsite Energy, Inc., PMR Corporation, Sonex Research, Inc. and Wray-Tech Instruments, Inc. Mr. McGettigan is a graduate of Georgetown University, and received his MBA in Finance from the Wharton School at the University of Pennsylvania.

         JAMES J. DAL PORTO joined the Company in October 1989 to serve as Controller. Mr. Dal Porto was promoted to Treasurer in October 1990, to Vice President of Finance and Administration in March 1991, to Executive Vice President, Chief Financial Officer in March 1993 and to Chief Operating Officer in February 1994. Mr. Dal Porto served as Financial Planning Manager and Manager of Property Accounting and Local Taxation at CalComp, a high technology manufacturing company, from 1984 to 1989. Mr. Dal Porto holds a Bachelor of Science degree in Economics from the University of California, Los Angeles, and a Masters in Business Administration from California State University, Northridge.

         GAYLE L. ARNOLD joined the Company in April 1991 to serve as Controller and was promoted to Vice President, Finance in February 1994. Prior to joining the Company, Ms. Arnold served as Manager with the Accounting firm, Deloitte & Touche where she was employed from 1984 to 1991. Ms. Arnold is a Certified Public Accountant and holds a Bachelor of Business Administration degree from the University of Texas, Austin.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock trades on The Nasdaq Small-Cap Market under the symbol "IFLO." The Company's Series B Preferred Stock is not publicly traded, but is convertible by the holder at any time into shares of Common Stock. The table below sets forth the high and low sales prices as reported by The Nasdaq Small-Cap Market.

                                                           High               Low
                                                           ----               ---

   1994
   ----

   1st   Quarter                                          $2.62              $1.62
   2nd   Quarter                                          $1.81              $1.25
   3rd   Quarter                                          $1.44              $1.31
   4th   Quarter                                          $2.06              $1.59

   1995
   ----

   1st   Quarter                                          $3.38              $1.75
   2nd   Quarter                                          $3.13              $2.50
   3rd   Quarter                                          $3.69              $2.56
   4th   Quarter                                          $6.06              $2.44


         American Stock Transfer & Trust Company is the Company's transfer agent for its Common Stock. As of February 29, 1996, the Company had approximately 500 shareholders of record, and based upon information received from nominee holders, the Company believes it has in excess of 2,000 total beneficial holders.

         The Company has not paid, and does not currently expect to pay in the foreseeable future, cash dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data is shown on page 6 of the Company's Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations appears on pages 7 to 8 of the Company's Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Financial Statements

         There is incorporated herein by reference the information required by this Item included in the Company's 1995 Annual Report to Shareholders on pages 9 to 19.

 (b) Financial Statement Schedules

SCHEDULE II -             VALUATION AND QUALIFYING ACCOUNTS
                          ---------------------------------

                                               BALANCE AT              CHARGED TO                                BALANCE
                                                BEGINNING              COSTS AND                                 AT END
CLASSIFICATION                                  OF PERIOD               EXPENSES           DEDUCTIONS           OF PERIOD
--------------                                  ---------               --------           ----------           ---------


YEAR ENDED DECEMBER 31, 1993:

Allowance for doubtful accounts                  $175,000               $50,000             $183,000           $ 42,000
                                                                        240,000                                 240,000
YEAR ENDED DECEMBER 31, 1994:

Allowance for doubtful accounts                    42,000               205,000                                 247,000
Reserve for obsolete inventories                  240,000               221,000                                 461,000

YEAR ENDED DECEMBER 31, 1995:

Allowance for doubtful accounts                   247,000               262,000                                 509,000
Reserve for obsolete inventories                  461,000                                    296,000            165,000




ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1995 and the information from the section entitled "Directors and Executive Officers of the Registrant" following Part I, Item 4 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

         There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1995. The Company maintains certain employee benefit plans and programs in which its executive officers and directors are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits 10.3 and 10.4 to this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is incorporated by reference the information required by this
Item included in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is incorporated by reference the information required by this
Item included in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1995.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

         (1) Financial Statements

         The following financial statements of the Company and independent auditors' report are included on pages 9 to 19 of the Company's Annual Report to Shareholders and are incorporated herein by reference.

                                                                                           Annual Report
                                                                                              Page(s)
                                                                                              -------

                  Independent Auditors' Report                                                    9
                  Financial Statements
                           Balance Sheets, December 31, 1995 and 1994                            10
                           Statements of Operations for the years ended
                                December 31, 1995, 1994 and 1993                                 11
                           Statements of Shareholders' Equity for the years ended
                                December 31, 1995, 1994 and 1993                                 12
                           Statements of Cash Flows for the years ended
                                 December 31, 1995, 1994 and 1993                                13
                           Notes to Financial Statements                                         14

         The following are included herein:

         Independent Auditors' Report (manually signed)   Page 16 of this Report

         The Financial Statements and Independent Auditor's Report listed in the above index which are included in the Company's 1995 Annual Report to Shareholders are hereby incorporated herein by reference. With exception of the items referred to above and in Items 6, 7, and 8, the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995 is not deemed filed as part of this Report.

         (2) Financial Statement Schedules

         The financial statement schedule required pursuant to this item has been filed as a part of this report under Part II, Item 8. All other schedules are omitted as the required information is inapplicable.

         (3) Exhibits

         The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

(b)       Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             I-FLOW CORPORATION

                                             By /s/ Donald M. Earhart
                                                -------------------------------
                                                    Donald M. Earhart,
                                                    Chairman, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 26, 1996:

                 Signature                                          Title
                 ---------                                          -----

     /s/ Donald M. Earhart                             Chairman, President and Chief Executive Officer
     ------------------------------------
     Donald M. Earhart

     /s/ James J. Dal Porto                            Executive Vice President and Chief Operating
     ------------------------------------
     James J. Dal Porto                                Officer

     /s/ Gayle L. Arnold                               Principal Financial and Accounting Officer
     ------------------------------------
     Gayle L. Arnold

     /s/ John H. Abeles                                Director
     ------------------------------------
     John H. Abeles, M.D.

     /s/ Jack H. Halperin                              Director
     ------------------------------------
     Jack H. Halperin

     /s/ Joel S. Kanter                                Director
     ------------------------------------
     Joel S. Kanter

     /s/ Erik H. Loudon                                Director
     ------------------------------------
     Erik H. Loudon

     /s/ Charles C. McGettigan                         Director
     ------------------------------------
     Charles C. McGettigan

     /s/ Henry T. Tai                                  Director
     ------------------------------------
     Henry T. Tai, Ph.D., M.D.

     INDEPENDENT AUDITORS' REPORT

     To the Shareholders and Board of Directors of I-Flow Corporation:

     We have audited the financial statements of I-Flow Corporation as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 26, 1996, except for Note 11 which the date is March 7, 1996. Such financial statements and report are included in your Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of I-Flow Corporation listed in
     Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     DELOITTE & TOUCHE, LLP
     Costa Mesa,  California
     January 26, 1996

                                INDEX TO EXHIBITS

     Set forth below is a list of the exhibits included as part of this report:


     Exhibit No.                                        Exhibit
     -----------                                        -------

           3.1 (2)        Restated Articles of Incorporation
                          of the Company

           3.2 (3)        Certificate of Amendment to Restated
                          Articles of Incorporation dated June 14, 1991

           3.3 (5)        Certificate of Amendment to Restated
                          Articles of Incorporation dated May 12, 1992

           3.4 (5) Certificate of Determination covering Company's Series B Preferred Stock filed with the Secretary of State on October 5, 1992

           3.5 (3)        Restated Bylaws as of July 22, 1991
                          of the Company

           4.1 (5)        Specimen Common Stock Certificate

           4.2 (1) Form of Redeemable Common Stock Purchase Warrant of the Company ("IPO Warrant")

           4.3 (5) Certificates of Adjustment to IPO Warrants, dated May 11, 1992, July 17, 1992 and October 5, 1992

           4.4 (1)        Warrant Agreement between the Company
                          and American Stock Transfer & Trust Company, as Warrant Agent, dated February 13, 1990

           4.5 (1) Forms of Warrant (Class A, B and C) dated February 13, 1990 granted upon conversion of 9% convertible debentures issued in September and October 1989 (the "Debenture Warrants")

           4.6 (1)        Warrant Purchase Agreement between the
                          Company and M.H. Meyerson & Co., Inc., dated
                          February 13, 1990 (the "Underwriter Warrants")

           4.7 (5) Certificates of Adjustment to Underwriter Warrants, dated May 11, 1992, July 17, 1992 and October 5, 1992

           4.8 (4) Form of Warrant (Class D) dated March 18, 1991 included in units sold in 1991 private placement

           4.9 (6) Form of Warrant (Class E) dated June 30, 1992 included in units sold in 1992 private placement

           4.10 (6) Form of Warrant (Class F) dated October 5, 1992 included in units sold in 1992 private placement of Preferred Stock

           4.11 (7) Form of Warrant (Class G) dated December 17, 1993 included in units sold in 1993 private placement

           4.12 (7) Certificate of Adjustment to IPO Warrants, dated December 17, 1993

           4.13 (7) Certificate of Adjustment to Underwriter Warrants, dated December 17, 1993

           4.14 (8) Form of Warrant (Class H) dated June 3, 1994, issued in conjunction with a consulting agreement

          10.1 (2)(9)     Employment Agreement with Donald M. Earhart dated
                          May 16, 1990

          10.3 (5)(9)     1987-1988 Incentive Stock
                          Option Plan and Non-Statutory Stock Option Plan
                          Restated as of March 23, 1992

          10.4 (4)(9)     1992 Non-Employee Director Stock Option Plan

          10.5 License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996
          13 1995 Annual Report to Shareholders (not deemed to be filed herein except for certain portions which have been incorporated herein by reference)

          23.1            Independent Auditors' Consent

          27.             Financial Data Schedule


     (1) Incorporated by reference to exhibit with this title filed with the Company's Registration Statement (#33-32263-LA) declared effective February 1, 1990.

     (2) Incorporated by reference to exhibit with this title filed with the Company's Form 10-K for its fiscal year ended September 30, 1990.

     (3) Incorporated by reference to exhibit with this title filed with the Company's Registration Statement (#33-41207-LA) declared effective August 8, 1991.

     (4) Incorporated by reference to exhibit with this title filed with the Company's Form 10-K for its fiscal year ended December 31, 1991.

     (5) Incorporated by reference to exhibit with this title filed with the Company's Post Effective Amendment to its Registration Statement (#33-41207-LA) declared effective November 6, 1992.

     (6) Incorporated by reference to exhibit with this title filed with the Company's Form 10-K for its fiscal year ended December 31, 1992.

     (7) Incorporated by reference to exhibit with this title filed with the Company's Form 10-K for its fiscal year ended December 31, 1993.

     (8) Incorporated by reference to exhibit with this title filed with the Company's Form 10-K for its fiscal year ended December 31, 1994.

     (9) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.