Form 10-Q
period 1996-03-31
I FLOW CORP /CA/
filed 1996-05-02
CIK 857728

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

         For the quarterly period ended   March 31,1996
                                        ---------------------------------------

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from     to
                                    -------------------------------------------
                                    Commission file Number:    0-18338
                                                             -----------

                                 I-Flow Corporation
    ---------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              California                                33-0121984
    ---------------------------------------------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

          2532 White Road, Irvine, CA                      92714
    ---------------------------------------------------------------------------
    (Address of principal executive offices)            (Zip Code)

                                    (714)553-0888
    ---------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

    ---------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                            if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     [ x ] Yes  [   ] No

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

         As of March 31, 1996, there were 10,104,687 shares outstanding of Common Stock and 656,250 shares outstanding of Series B Preferred Stock.

                                  I-FLOW CORPORATION
                                      FORM 10-Q
                                    MARCH 31, 1996

                                  TABLE OF CONTENTS


                                                                          Page
                                                                          ----

Part I:    Financial Information

Balance Sheets as of March 31, 1996 (Unaudited) and
 December 31, 1995                                                          3

Statements of Operations for the three-month
 periods ended March 31, 1996 and 1995 (Unaudited)                          4

Statements of Cash Flows for the three-month periods
 ended March 31, 1996 and 1995 (Unaudited)                                  5

Notes to Financial Statements                                               6

Management's Discussion and Analysis of Results of
 Operations and Financial Condition                                         9


Part II:  Other Information                                                12

Signatures                                                                 13

                                 I-FLOW CORPORATION
                                   BALANCE SHEETS



                                                               March 31,        December 31,
                                                                 1996              1995
                                                              ------------     -------------
ASSETS                                                        (Unaudited)
- ------
CURRENT ASSETS:
    Cash and cash equivalents                                 $ 8,947,000      $ 5,628,000
    Accounts receivable, net                                      501,000        1,567,000
    Inventories                                                 1,334,000        1,067,000
    Prepaids and other                                             88,000           75,000
                                                              ------------     ------------
       Total current assets                                    10,870,000        8,337,000
                                                              ------------     ------------
PROPERTY:
    Furniture, fixtures and equipment                           1,552,000        1,494,000
    Rental and demonstration equipment                            150,000          156,000
                                                              ------------     ------------
    Total property                                              1,702,000        1,650,000
    Less accumulated depreciation                              (1,210,000)      (1,155,000)
                                                              ------------     ------------
       Property, net                                              492,000          495,000
                                                              ------------     ------------

OTHER ASSETS                                                      278,000          275,000
                                                              ------------     ------------
TOTAL                                                         $11,640,000      $ 9,107,000
                                                              ------------     ------------
                                                              ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                             $329,000         $260,000
    Accrued payroll and related expenses                          322,000          553,000
    Deferred revenue                                              290,000          516,000
    Other liabilities                                              43,000           50,000
                                                              ------------     ------------
       Total current liabilities                                  984,000        1,379,000
                                                              ------------     ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock - no par value; 5,000,000 shares
      authorized;  656,250 series B shares issued
      and outstanding at March 31, 1996 and
      1995, respectively (aggregate preference on
      liquidation is $1,575,000)                                1,494,000        1,494,000
    Common stock - no par value; 40,000,000 shares
      authorized; 10,104,687 shares issued and
      outstanding at March 31, 1996, 8,201,834
      shares issued and outstanding at March 31, 1995          26,662,000       24,278,000
    Accumulated deficit                                       (17,500,000)     (18,044,000)
                                                              ------------     ------------
       Net shareholders' equity                                10,656,000        7,728,000
                                                              ------------     ------------
TOTAL                                                         $11,640,000      $ 9,107,000
                                                              ------------     ------------
                                                              ------------     ------------


See accompanying notes to financial statements

                                  I-FLOW CORPORATION
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                     1996              1995
                                                 ------------      ------------
REVENUES:
  Net sales                                      $  717,000          $2,053,000
  Rental income                                      19,000              24,000
  Interest income                                    69,000              26,000
  Licensing fee                                   1,300,000
                                                 ----------         -----------
    Total revenues                                2,105,000           2,103,000
                                                 ----------         -----------

COSTS AND EXPENSES:
  Cost of sales                                     370,000             876,000
  Selling and marketing                             287,000             418,000
  General and administrative                        673,000             537,000
  Product development                               232,000             212,000

                                                 ----------         -----------
    Total costs and expenses                      1,562,000           2,043,000

                                                 ----------         -----------
NET INCOME                                       $  543,000          $   60,000
                                                 ----------         -----------
                                                 ----------         -----------


NET INCOME PER SHARE                                  $0.05               $0.01
                                                      -----              ------
                                                      -----              ------

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                             13,163,201           8,901,834
                                                 ----------         -----------
                                                 ----------         -----------


See accompanying notes to financial statements

                                  I-FLOW CORPORATION
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                      1996             1995
                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $  543,000       $   60,000
Adjustments to reconcile net income
  to net cash provided by operations:
  Depreciation                                         55,000           56,000
  Changes in operating assets and liabilities:
    Accounts receivable                             1,066,000          911,000
    Inventories                                      (267,000)        (284,000)
    Prepaid expenses and other                        (13,000)          (8,000)
    Accounts payable and accrued liabilities         (395,000)        (500,000)
                                                 -------------    -------------
Net cash provided by operating activities             989,000          235,000
                                                 -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property acquisitions (including rental and
    demonstration equipment)                          (52,000)         (31,000)
  Change in other assets                               (3,000)         (35,000)

                                                 -------------    -------------
Net cash used by investing activities                 (55,000)         (66,000)
                                                 -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
     and warrants                                   2,385,000
                                                 -------------    -------------
Net cash provided by financing activities           2,385,000
                                                 -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS           3,319,000          169,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                            5,628,000        1,834,000
                                                 -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $8,947,000       $2,003,000
                                                 -------------    -------------
                                                 -------------    -------------


See accompanying notes to financial statements

                                  I-FLOW CORPORATION
                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 1996 and the results of its operations and its cash flows for the three-month periods ended March 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

         The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 27, 1996.

         Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1996.

2.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         INVENTORIES - Inventories consisted of the following:


                                    March 31, 1996     December 31, 1995
                                    --------------     -----------------
Raw Materials                         $  994,000          $  928,000
Work in Process                          181,000              63,000
Finished Goods                           349,000             241,000
Reserve for Obsolescence                (190,000)           (165,000)
                                      ----------           ---------
                                      $1,334,000          $1,067,000
                                      -----------         -----------
                                      -----------         -----------


3.  COMMON STOCK OPTIONS AND WARRANTS

         The Company has stock option plans which currently provide for the granting of options to employees, officers, consultants and directors. Stock option activity for the three-month period ended March 31, 1996 is summarized as follows:


                                         Shares           Exercise
                                       Subject to         Price per
                                        Options             Share
                                       ----------         ---------

Balance, December 31, 1995             2,478,888          $0.25-$5.15
  Granted                                 60,000             $5.38
  Exercised                             (140,715)         $1.31-$1.65
                                       ----------         -----------
Balance, March 31, 1996                2,398,173          $0.25-$5.38
                                       ----------         -----------
                                       ----------         -----------


         Options to purchase 1,372,493 shares of the Company's common stock were exercisable at March 31, 1996 at exercise prices ranging from $0.25 to $5.15 per share.

         Outstanding warrants as of March 31, 1996 are summarized below.
         During the three-month period ended March 31, 1996, Series G Warrants to purchase 704,747 shares of the Company's Common Stock were exercised raising net proceeds of $2,114,241.



                           Shares
                         Subject to      Exercise Price
    Description           Warrants         Per Share          Expiration Date
    -----------          -----------     --------------       ---------------
Underwriter Warrants        46,051           $6.79            February 1997
Series F Warrants          607,032       $2.40 to $4.80       October 1997
Series G Warrants        1,305,208           $3.00            December 1996
Series H Warrants          150,000       $2.75 to $3.25       March 1997


4.  BANK FINANCING

         During the year ended December 31, 1995, the Company entered into a financing agreement with a bank which provides for a working line of credit expiring in August 1996. Under the line of credit, the Company may borrow up to the lesser of $1,500,000 or 75% of eligible accounts receivable, as defined, at a bank's prime rate plus 1% (10% at March 31, 1996). There were no borrowings under the line during the quarter ended March 31, 1996.

5.  LICENSING FEE

         In November 1994, the Company signed an exclusive national distribution agreement with SoloPak Pharmaceuticals Inc. (SoloPak) for the SIDEKICK, PARAGON and ELITE product lines. In February 1996, this agreement was superseded with a new agreement in which SoloPak purchased the exclusive right and license to manufacture and sell the products in the United States and Puerto Rico. Pursuant to the new agreement, SoloPak paid the Company $1.3 million in consideration of the license in February 1996 and will pay the Company guaranteed royalties of $1.0 million during each of the three succeeding quarters in 1996. Additionally, SoloPak will pay I-Flow a royalty equal to two percent of its net sales of the products for the 1997 and 1998 calendar years. Per the terms of the agreement, I-Flow has the right of first refusal to supply SoloPak with services and assistance in assembling the completed products until February 1988. The Company retained the rights to sell the products outside the United States and Puerto Rico.

6.  SUBSEQUENT EVENT

         On April 23, 1996, the Company entered into a binding letter of intent to acquire substantially all of the assets of Block Medical, Inc., a wholly-owned subsidiary of Hillenbrand Industries, Inc. Closing of the transaction is subject to several conditions including regulatory approval and a successful financing by the Company of a portion of the purchase price.

         Under the terms of the letter agreement, the Company will acquire the Block Medical assets for approximately $15 million in cash, $2 million of the Company's Common Stock, and five-year, non-callable warrants to acquire 250,000 shares of the Company's Common Stock with an exercise price equal to the common stock price at the closing date. The Company agreed to seek registration of the $2 million of common shares within six months of the closing. Subject to certain acceleration provisions, the warrants are not exercisable until January 1, 1999.
         In the event the transaction does not close solely as a result of the Company's inability to successfully complete the financing or as a result of the Company's breach, Hillenbrand will be entitled to a $1 million termination payment.

                                  I-FLOW CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         When used in this discussion, the words "believes", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which seek to advise interested parties of the factors that affect the Company's business in this report, as well as in the Company's periodic reports on Forms 10-K, 10Q and 8K filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

         Net sales were $717,000 during the three-month period ended March 31, 1996 compared to $2,053,000 for the same period in the prior year. However, during the three month period ended March 31, 1996, the Company received a licensing fee of $1,300,000 which brought total revenues for the three-month period ended March 31, 1996 to $2,105,000 compared to $2,103,000 for the same period in the prior year.

         In November 1994, the Company signed an exclusive distribution agreement with SoloPak Pharmaceuticals Inc. (SoloPak) for the SIDEKICK, PARAGON, and ELITE product lines. Sales to SoloPak were $1,224,000 for the three month period ended March 31, 1995, whereas there were no sales to SoloPak during the most recent quarter

         In February 1996, this agreement was superseded with a new agreement in which SoloPak purchased the exclusive right and license to manufacture and sell the products in the United States and Puerto Rico. Pursuant to the new agreement, SoloPak paid the Company $1.3 million in consideration of the license in February 1996 and will pay the Company guaranteed royalties of $1.0 million during each of the three succeeding quarters in 1996. Additionally, SoloPak will pay I-Flow a royalty equal to two percent of its net sales of the products for the 1997 and 1998 calendar years. Per the terms of the agreement, I-Flow has the right of first refusal to supply SoloPak with services and assistance in assembling the products until February 1998. The Company retained the right to sell the products outside the United States and Puerto Rico.

         Cost of sales were $370,000 during the three-month period ended March 31, 1996 compared to $876,000 for the same period in the prior year. As a percentage of net sales, cost of sales increased compared to the same period in the prior year by 9%. This decrease in gross profit on sales is primarily the result of the lower sales volume.

         Selling and marketing expenses for the three-month period ended March 31, 1996 decreased over the same period in the prior year by $131,000, or 31%. This decrease was due primarily to a reduction in the Company's internal sales force, as the Company currently generates most of its sales through outside distributors.

         General and administrative expenses for the three-month period ended March 31, 1996 increased over the same period in the prior year by $136,000, or 25%. These expenses primarily represent costs for administrative personnel, facilities and other miscellaneous items. These costs have increased primarily as a result of increased costs for investor relations and professional fees.

         Product development expenses for the three-month period ended March 31, 1996 increased compared to those for the same period in the prior year by $20,000, or 9%. The Company will continue to incur product development expenses as it continues its efforts to introduce new improved-technology, cost-efficient products into the market.



FINANCIAL CONDITION

         During the three-month period ended March 31, 1996, funds of $989,000 were provided by operating activities primarily from net income of $543,000, plus non-cash expenses of $55,000 for depreciation and net changes in operating assets and liabilities of $391,000. The changes in operating assets and liabilities consisted primarily of a decrease in accounts receivable of $1,066,000 less an increase in inventories, prepaid expenses and other of $280,000 and a reduction in accounts payable and accrued liabilities of $395,000.

         The Company used funds for investing activities during the three-month period ended March 31, 1996 by acquiring property (including rental and demonstration equipment) and other assets aggregating $55,000.

         During the three-month period ended March 31, 1996, funds of $2,385,000 were provided by financing activities consisting of proceeds from the exercise of stock options and Series G Warrants.

         As of March 31, 1996, the Company had available funds of $8,947,000 and net receivables of $501,000. To date, the Company has financed its operations and working capital requirements primarily through equity financings. Management believes the Company's funds are sufficient to provide for its short-term projected needs for operations. Should the Company complete the acquisition of Block Medical (Note 6 of Notes to Financial Statements) additional financing of approximately $5 to $8 million would be required. The Company is currently evaluating financing alternatives in this regard, including bank borrowings, a public offering of debt or equity securities or some combination of both.

                            PART II  -  OTHER INFORMATION

         Items 1. - 5.  Not Applicable

         Item   6.      Exhibits and Reports on Form 8-K

                        (a)  Exhibits - none

                        (b) During the quarter ended March 31, 1996, the Company filed no Current Reports on Form 8-K.

                                      SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 I-FLOW CORPORATION
                                       --------------------------------------
                                                    (Registrant)





         Date:  May 2, 1996                   Donald M. Earhart /s/
                                       --------------------------------------
                                              Donald M. Earhart,
                                              Chairman, President and CEO




         Date:  May 2, 1996                   Gayle L. Arnold /s/
                                       --------------------------------------
                                              Gayle L. Arnold,
                                              Vice President, Finance