Form 10-Q
period 1996-06-30
I FLOW CORP /CA/
filed 1996-08-13
CIK 857728

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.    20549

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended       June 30, 1996
                                      ------------------------------------------

                                      or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                      ------------------------------------------
                      Commission file Number:      0-18338
                                               -----------

                              I-Flow Corporation
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          California                                   33-0121984
- --------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

     2532 White Road, Irvine, CA                            92614
- --------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (714)553-0888
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Not Applicable
- --------------------------------------------------------------------------------
        (Former name, former address and former fiscal year,
                    if changed since last report)

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

      As of July 23, 1996, there were 11,144,561 shares outstanding of Common Stock and 656,250 shares outstanding of Series B Preferred Stock.

                              I-FLOW CORPORATION
                                   FORM 10-Q
                                 JUNE 30, 1996

                               TABLE OF CONTENTS

                                                                Page

Part I:    Financial Information

Balance Sheets as of June 30, 1996 (Unaudited) and
  December 31, 1995                                               3

Statements of Operations for the three and six-month
  periods ended June 30, 1996 and 1995 (Unaudited)                4

Statements of Cash Flows for the six-month periods
  ended June 30, 1996 and 1995 (Unaudited)                        5

Notes to Financial Statements                                     6

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                              9


Part II:  Other Information                                      12

Signatures                                                       13

                              I-FLOW CORPORATION
                                BALANCE SHEETS

                                             June 30,      December 31,
                                               1996           1995
                                            -----------    ------------
ASSETS                                      (Unaudited)

  CURRENT ASSETS:
    Cash and cash equivalents               $10,443,000     $ 5,628,000
    Accounts receivable, net                  1,109,000       1,567,000
    Inventories                               1,517,000       1,067,000
    Prepaids and other                          129,000          75,000
                                            -----------     -----------
       Total current assets                  13,198,000       8,337,000
                                            -----------     -----------

PROPERTY:
    Furniture, fixtures and equipment         1,723,000       1,494,000
    Rental and demonstration equipment          175,000         156,000
                                            -----------     -----------
    Total property                            1,898,000       1,650,000
    Less accumulated depreciation            (1,275,000)     (1,155,000)
                                            -----------     -----------
       Property, net                            623,000         495,000
                                            -----------     -----------
OTHER ASSETS                                    432,000         275,000
                                            -----------     -----------
TOTAL                                       $14,253,000     $ 9,107,000
                                            -----------     -----------
                                            -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                           $477,000        $260,000
    Accrued payroll and related expenses        438,000         553,000
    Deferred revenue                            430,000         516,000
    Other liabilities                            38,000          50,000
                                            -----------     -----------
       Total current liabilities              1,383,000       1,379,000
                                            -----------     -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock - no par value;
      5,000,000 shares authorized;
      656,250 series B shares issued
      and outstanding at June 30, 1996
      and 1995, respectively
      (aggregate preference on
      liquidation is $1,575,000)              1,494,000       1,494,000
    Common stock - no par value;
      40,000,000 shares authorized;
      10,711,543 shares issued and
      outstanding at June 30, 1996,
      8,201,834 shares issued and
      outstanding at December 31, 1995       28,326,000      24,278,000
    Accumulated deficit                     (16,950,000)    (18,044,000)
                                            -----------     -----------
       Net shareholders' equity              12,870,000       7,728,000
                                            -----------     -----------

TOTAL                                       $14,253,000     $ 9,107,000
                                            -----------     -----------
                                            -----------     -----------

See accompanying notes to financial statements

                              I-FLOW CORPORATION
                             STATEMENTS OPERATIONS
                                 (Unaudited)

                                 Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                               ----------------------  ------------------------
                                   1996       1995         1996        1995
                               ----------  ----------  -----------  -----------
REVENUES:
  Net sales                    $  970,000  $2,396,000  $ 1,686,000  $ 4,449,000
  Rental income                    23,000      16,000       26,000       41,000
  Interest income                 114,000      21,000      183,000       47,000
  Licensing fees                1,300,000                2,600,000
  Other income                      2,000                   18,000
                               ----------  ----------  -----------  -----------
    Total revenues              2,409,000   2,433,000    4,513,000    4,537,000
                               ----------  ----------  -----------  -----------

COSTS AND EXPENSES:
  Cost of sales                   536,000   1,055,000      906,000    1,930,000
  Selling and marketing           445,000     388,000      732,000      807,000
  General and administrative      639,000     584,000    1,311,000    1,121,000
  Product development             238,000     230,000      470,000      442,000
                               ----------  ----------  -----------  -----------
    Total costs and expenses    1,858,000   2,257,000    3,419,000    4,300,000
                               ----------  ----------  -----------  -----------
NET INCOME                     $  551,000  $  176,000  $ 1,094,000  $   237,000
                               ----------  ----------  -----------  -----------
                               ----------  ----------  -----------  -----------

NET INCOME PER SHARE                $0.05       $0.02        $0.10        $0.03
                               ----------  ----------  -----------  -----------

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                  12,773,754  8,901,922   12,519,436    8,901,878
                               ----------  ----------  -----------  -----------

See accompanying notes to financial statements

                              I-FLOW CORPORATION
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                         Six Months Ended
                                                              June 30,
                                                      -----------------------
                                                          1996         1995
                                                      -----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            $ 1,094,000   $ 237,000
Adjustments to reconcile net income
  to net cash provided by operations:
  Depreciation                                            120,000      90,000
  Changes in operating assets and liabilities:
    Accounts receivable                                   458,000     (24,000)
    Inventories                                          (450,000)   (593,000)
    Prepaid expenses and other                            (54,000)    (13,000)
    Accounts payable and other liabilities                  4,000    (499,000)
                                                      -----------   ---------
Net cash provided by (used by) operating activities     1,172,000    (802,000)
                                                      -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property acquisitions (including rental and
    demonstration equipment)                             (248,000)   (111,000)
  Change in other assets                                 (157,000)    (51,000)
                                                      -----------   ---------
Net cash used by investing activities                    (405,000)   (162,000)
                                                      -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
    and warrants                                        4,048,000
                                                      -----------   ---------
Net cash provided by financing activities               4,048,000
                                                      -----------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           4,815,000    (964,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                5,628,000   1,834,000
                                                      -----------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $10,443,000   $ 870,000
                                                      -----------   ---------
                                                      -----------   ---------


See accompanying notes to financial statements

                              I-FLOW CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

                                 (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 1996 and the results of its operations and its cash flows for the six-month periods ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

     The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 27, 1996.

     Certain amounts previously reported have been reclassified to conform with the presentation at June 30, 1996.


2.   COMMON STOCK OPTIONS AND WARRANTS

     The Company has stock option plans which currently provide for the granting of options to employees, officers, consultants and directors. Stock option activity for the six-month period ended June 30, 1996 is summarized as follows:


                                              Shares        Exercise
                                            Subject to     Price per
                                              Options        Share
                                            ----------   -------------

              Balance, December 31, 1995     2,478,888   $0.25 - $5.15
               Granted                          60,000      $5.38
               Exercised                      (227,065)  $0.25 - $4.05
                                             ---------   -------------
              Balance, June 30, 1996         2,311,823   $0.25 - $5.38
                                             ---------   -------------

     Options to purchase 1,229,095 shares of the Company's common stock were exercisable at June 30, 1996 at exercise prices ranging from $0.25 to $5.38 per share.

     Outstanding warrants as of June 30, 1996 are summarized below. During the six-month period ended June 30, 1996, Series G Warrants to purchase 1,225,253 shares of the Company's Common Stock were exercised raising net proceeds of approximately $3,600,000.


                              Shares Subject  Exercise Price
          Description          to Warrants      Per Share      Expiration Date
          -----------         --------------  ---------------  ---------------
        Underwriter Warrants        46,051         $6.79       February 1997
        Series F Warrants          607,032    $2.40 to $4.80   October 1997
        Series G Warrants          784,702         $3.00       December 1996
        Series H Warrants          150,000    $2.75 to $3.25   March 1997


3.   BANK FINANCING

     During the year ended December 31, 1995, the Company entered into a financing agreement with a bank which provides for a working line of credit expiring in August 1996. Under the line of credit, the Company may borrow up to the lesser of $1,500,000 (increased to $3,000,000 in July 1996) or 75% of eligible accounts receivable, as defined, at a bank's prime rate plus 1% (10.75% at June 30, 1996). There were no borrowings under the line during the quarter ended June 30, 1996.


4.   LICENSING FEE

     In November 1994, the Company signed an exclusive national distribution agreement with SoloPak Pharmaceuticals Inc. (SoloPak) for the SIDEKICK-TM-, PARAGON-TM- and ELITE-TM- product lines. In February 1996, this agreement was superseded with a new agreement in which SoloPak purchased the exclusive right and license to manufacture and sell the products in the United States and Puerto Rico. Pursuant to the new agreement, SoloPak paid the Company $1.3 million in consideration of the license in February 1996 and will pay the Company guaranteed royalties of $1.0 million during each of the three succeeding quarters in 1996. Additionally, SoloPak will pay I-Flow a royalty equal to two percent of its net sales of the products for the 1997 and 1998 calendar years. Per the terms of the agreement, I-Flow has the right of first refusal to supply SoloPak with services and assistance in assembling the completed products until February 1998. The Company retained the rights to sell the products outside the United States and Puerto Rico.


5.   SUBSEQUENT EVENT

     On July 3, 1996, the Company entered into an agreement for the purchase of substantially all of the assets of Block Medical, Inc. The transactions contemplated by this agreement were consummated on July 22, 1996. The assets were acquired for an aggregate purchase price of approximately $17.5 million (subject to certain possible post-closing adjustments). The purchase price will be allocated to the net assets acquired, in-process research and development and goodwill. The amount allocated to in-process research and development of approximately $5 million has been expensed as of the acquisition date. Consideration for the purchase consisted of: cash of $15,000,000, 433,018 shares of I-Flow Corporation Common Stock with a value of $2,000,000 as of the date of closing, and a warrant to purchase 250,000 shares of I-Flow Corporation Common Stock at an exercise price of $4.62, expiring July 22, 2001.

     In conjunction with the aforementioned acquisition, the Company entered into a $4,000,000 note payable with a bank due in monthly installments bearing interest at the bank's prime rate plus 1.5% (11.25% at June 30, 1996) through July 2000. The note is collateralized by substantially all of the Company's assets and requires the Company to comply with certain covenants.

     Additionally, the Company increased the maximum available borrowing limit on its line of credit from $1,500,000 to $3,000,000 in July 1996 (See Note 3) and extended the expiration date to July 1997.

                              I-FLOW CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     When used in this discussion, the words "believes", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report which seek to advise interested parties of the factors that affect the Company's business, as well as in the Company's periodic reports on Forms 10-K, 10Q and 8K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     Net sales during the three and six-month periods ended June 30, 1996 were $970,000 and $1,686,000, respectively, compared to $2,396,000 and $4,449,000 for the same periods in the prior year. However, during the three and six-month periods ended June 30, 1996, the Company received licensing fees of $1,300,000 and $2,600,000, respectively which brought total revenues for these periods to $2,409,000 and $4,513,000, respectively compared to $2,433,000 and $4,537,000 for the same periods in the prior year.

     In November 1994, the Company signed an exclusive distribution agreement with SoloPak Pharmaceuticals Inc. (SoloPak) for the SIDEKICK-TM-, PARAGON-TM-, and ELITE-TM- product lines. Sales to SoloPak were approximately $2,436,000 for the six month period ended June 30, 1995, whereas there were no sales to SoloPak during 1996.

     In February 1996, this agreement was superseded with a new agreement in which SoloPak purchased the exclusive right and license to manufacture and sell the products in the United States and Puerto Rico. Pursuant to the new agreement, SoloPak paid the Company $1.3 million in consideration of the license in February 1996 and agreed to pay the Company guaranteed royalties of $1.0 million during each of the three succeeding quarters in 1996. Additionally, SoloPak agreed to pay I-Flow a royalty equal to two percent of its net sales of the products for the 1997 and 1998 calendar years. Per the terms of the agreement, I-Flow has the right of first refusal to supply SoloPak with services and assistance in assembling the products until February 1998. The Company retained the right to sell the products outside the United States and Puerto Rico.

     Cost of sales of $536,000 and $906,000 were incurred during the three and six-month periods ended June 30, 1996, respectively. As a percentage of net sales, cost of sales increased by 11% for both the three and six-month periods ended June 30, 1996 compared to the same periods in the prior year. This decrease in gross profit on sales is primarily the result of the lower sales volume in relation to fixed costs.

     Selling and marketing expenses for the three-month period ended June 30, 1996 increased over the same period in the prior year by $57,000, or 15% while these expenses decreased for the six month period ended June 30, 1996 over the same period in the prior year by $75,000 or 9%. The increase over the prior year for the three month period primarily resulted from the payment of a consulting fee associated with a distribution agreement, while the decrease over the prior year for the six month period primarily resulted from a reduction in the Company's internal sales force, as the Company currently generates most of its sales through outside distributors.

     General and administrative expenses for the three and six-month periods ended June 30, 1996 increased over the same period in the prior year by $55,000, or 9% and $190,000, or 17%, respectively. These expenses primarily represent costs for administrative personnel, facilities and other miscellaneous items. These costs have increased primarily as a result of increased costs for investor relations and professional fees.

     Product development expenses for the three and six-month periods ended June 30, 1996 increased compared to those for the same period in the prior year by $8,000, or 3% and $28,000, or 6%, respectively. The Company will continue to incur product development expenses as it continues its efforts to introduce new improved-technology, cost-efficient products into the market.

FINANCIAL CONDITION

     During the six-month period ended June 30, 1996, funds of $1,172,000 were provided by operating activities primarily from net income of $1,094,000, plus non-cash expenses of $120,000 for depreciation less net changes in operating assets and liabilities of $42,000. The changes in operating assets and liabilities consisted primarily of a decrease in accounts receivable of $458,000 less a net increase in inventories, prepaid expenses and other and accounts payable and other liabilities of $500,000.

     The Company used funds for investing activities during the six-month period ended June 30, 1996 by acquiring property (including rental and demonstration equipment) and other assets aggregating $405,000.

     During the six-month period ended June 30, 1996, funds of $4,048,000 were provided by financing activities consisting of proceeds from the exercise of stock options and Series G Warrants.

     As of June 30, 1996, the Company had available funds of $10,443,000 and net receivables of $1,109,000. In July 1996, the Company received additional funds of approximately $1,458,000 from the exercise of certain warrants. From these funds $11,000,000 was used in the acquisition of the assets of Block Medical, Inc. in July 1996 as noted in Note 5 to the Notes to Financial Statements. To date, the Company has financed its operations and working capital requirements primarily through equity financings. Management believes the Company's funds are sufficient to provide for its short-term projected needs for operations.

                        PART II  -  OTHER INFORMATION

Items 1. - 3. Not Applicable

Item  4.      Submission of Matters to a Vote of Security Holders

              (a) On May 17, 1996, the Company held its Annual Shareholders' Meeting.

              (b) Donald M. Earhart, Jack H. Halperin, Dr. John H. Abeles, Erik H. Loudon, Dr. Henry T. Tai, Charles C. McGettigan, and Joel S. Kanter were elected as Directors of the Company at the Annual Shareholders' Meeting.

              (c) A total of 9,942,318 of the outstanding voting securities were represented at the Annual Shareholders' Meeting by proxy or in person. All matters voted upon and approved at the Annual Shareholders' Meeting were as follows:

                   (1) The separate tabulation of the votes for each Director elected is as follows, with no abstentions, or broker non-votes:

                       Director Nominee        Votes For   Votes Against
                       ---------------------   ---------   -------------
                       Donald M. Earhart       9,896,379       45,939
                       Jack H. Halperin        9,896,379       45,939
                       Dr. John H. Abeles      9,896,379       45,939
                       Erik H. Loudon          9,896,379       45,939
                       Dr. Henry T. Tai        9,896,379       45,939
                       Charles C. McGettigan   9,896,379       45,939
                       Joel S. Kanter          9,896,379       45,939

                   (2) A total of 4,566,318 votes were cast for the approval of the adoption of the 1996 Stock Incentive Plan, with the maximum number of shares of common stock to be awarded under this plan to be 2,500,000. There were 1,003,513 votes cast against the approval of the plan, with the 4,301,981 shares unvoted and 70,506 votes being abstained.

                   (3) A total of 9,166,674 votes were cast for the approval of the amendment to the Company's Bylaws to increase the number of directors of the Company to eleven. There were 377,957 votes cast against the approval of this amendment, with 325,502 shares unvoted, and 72,185 votes being abstained.

Item  5.      Not applicable

Item  6.      Exhibits and Reports on Form 8-K

              (a) Exhibits - The list of exhibits contained in the accompanying
                  Index to Exhibits is herein incorporated by reference.

              (b) During the quarter ended June 30, 1996, the Company filed no
                  Current Reports on Form 8-K.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              I-FLOW CORPORATION
                                 (Registrant)




Date:  August 12, 1996                      Donald M. Earhart /s/
                                            ---------------------------------
                                            Donald M. Earhart,
                                            Chairman, President and CEO


Date:  August 12, 1996                      Gayle L. Arnold /s/
                                            ---------------------------------
                                            Gayle L. Arnold,
                                            Vice President, Finance

                               INDEX TO EXHIBITS

Set forth below is a list of the exhibits included as part of this report:

Exhibit No.                         Exhibit
- -----------                        ---------
  3.1(2)     Restated Articles of Incorporation
             of the Company

  3.2(3)     Certificate of Amendment to Restated
             Articles of Incorporation dated June 14, 1991

  3.3(5)     Certificate of Amendment to Restated
             Articles of Incorporation dated May 12, 1992

  3.4(5) Certificate of Determination covering Company's Series B Preferred Stock filed with the Secretary of State on October 5, 1992

  3.5(3)     Restated Bylaws as of July 22, 1991 of the Company

  3.6        Amended Bylaws as of May 17, 1996 of the Company

  4.1(5)     Specimen Common Stock Certificate

  4.2(1)     Form of Redeemable Common Stock Purchase
             Warrant of the Company ("IPO Warrant")

  4.3(5)     Certificates of Adjustment to IPO Warrants, dated
             May 11, 1992, July 17, 1992 and October 5, 1992

  4.4(1)     Warrant Agreement between the Company
             and American Stock Transfer & Trust Company, as Warrant Agent, dated February 13, 1990

  4.5(1)     Forms of Warrant (Class A, B and C) dated
             February 13, 1990 granted upon conversion of 9% convertible debentures issued in September and October 1989 (the "Debenture Warrants")

  4.6(1)     Warrant Purchase Agreement between the
             Company and M.H. Meyerson & Co., Inc., dated
             February 13, 1990 (the "Underwriter Warrants)

  4.7(5) Certificates of Adjustment to Underwriter Warrants, dated May 11, 1992, July 17, 1992 and October 5, 1992

  4.8(4) Form of Warrant (Class D) dated March 18, 1991 included in units sold in 1991 private placement

  4.9(6) Form of Warrant (Class E) dated June 30, 1992 included in units sold in 1992 private placement

  4.10(6) Form of Warrant (Class F) dated October 5, 1992 included in units sold in 1992 private placement of Preferred Stock

  4.11(7) Form of Warrant (Class G) dated December 17, 1993 included in units sold in 1993 private placement

  4.12(7)    Certificate of Adjustment to IPO Warrants, dated
             December 17, 1993

  4.13(7) Certificate of Adjustment to Underwriter Warrants, dated December 17, 1993

  4.14(8) Form of Warrant (Class H) dated June 3, 1994, issued in conjunction with a consulting agreement

 10.1(2)(9)  Employment Agreement with Donald M. Earhart
             dated May 16, 1990

 10.3(5)(9)  1987-1988 Incentive Stock Option Plan and
             Non-Statutory Stock Option Plan Restated as of March 23, 1992

 10.4(4)(9)  1992 Non-Employee Director Stock Option Plan

 10.5(10) License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996

 10.6(11) Agreement for Purchase and Sales of Assets dates as of July 3, 1996 By and Among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc.

 27          Financial Data Schedule

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

(10) Incorporated by reference to exhibit with this title filed with the Company's Form 10-K for its fiscal year ended December 31, 1995.

(11) Incorporated by reference to exhibit with this title filed with the Company's Form 8K dated July 22, 1996