Form 10-Q
period 1996-09-30
I FLOW CORP /CA/
filed 1996-11-12
CIK 857728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

              For the quarterly period ended   September 30, 1996
                                             ----------------------

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For  the transition period from ______________to_______________________

                         Commission file Number: 0-18338

                               I-Flow Corporation
             (Exact name of registrant as specified in its charter)

           California                                    33-0121984
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            2532 White Road, Irvine, CA                     92614
(Address of principal executive offices)                  (Zip Code)

                                  (714)553-0888
              (Registrant's telephone number, including area code)

            Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

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

            As of November 8, 1996, there were 11,765,313 shares outstanding of Common Stock and 656,250 shares outstanding of Series B Preferred Stock.

                               I-FLOW CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
     Part I:    Financial Information

     Consolidated Balance Sheets as of September 30, 1996 (Unaudited) and
       December 31, 1995                                                     3

     Consolidated Statements of Operations for the three and nine-month
       periods ended September 30, 1996 and 1995 (Unaudited)                 4

     Consolidated Statements of Cash Flows for the nine-month periods
       ended September 30, 1996 and 1995 (Unaudited)                         5

     Notes to Financial Statements                                           6

     Management's Discussion and Analysis of Results of
        Operations and Financial Condition                                   9


     Part II:  Other Information                                            12

     Signatures                                                             13

                               I-FLOW CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                               September 30,       December 31,
                                                                   1996                1995
                                                               -------------       ------------
ASSETS                                                         (Unaudited)
  CURRENT ASSETS:
    Cash and cash equivalents                                  $  1,524,000        $  5,628,000
    Accounts receivable, net                                      3,022,000           1,567,000
    Inventories                                                   3,666,000           1,067,000
    Prepaids and other                                              211,000              75,000
                                                               ------------        ------------
       Total current assets                                       8,423,000           8,337,000
                                                               ------------        ------------
PROPERTY:
    Furniture, fixtures and equipment                             2,854,000           1,494,000
    Rental and demonstration equipment                              169,000             156,000
                                                               ------------        ------------
    Total property                                                3,023,000           1,650,000
    Less accumulated depreciation                                (1,220,000)         (1,155,000)
                                                               ------------        ------------
       Property, net                                              1,803,000             495,000
                                                               ------------        ------------
OTHER ASSETS:
    Goodwill                                                      5,187,000                  --
    Other intangibles                                             3,020,000                  --
    Notes receivable                                                571,000                  --
    Patents and other                                               354,000             275,000
                                                               ------------        ------------
       Total other assets                                         9,132,000             275,000
                                                               ------------        ------------
TOTAL                                                          $ 19,358,000        $  9,107,000
                                                               ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                           $  1,257,000        $    260,000
    Accrued payroll and related expenses                            538,000             553,000
    Deferred revenue                                                432,000             516,000
    Other liabilities                                               398,000              50,000
    Current portion - Long-term debt                              1,000,000                  --
                                                               ------------        ------------
       Total current liabilities                                  3,625,000           1,379,000
                                                               ------------        ------------
COMMITMENTS AND CONTINGENCIES

LONG-TERM DEBT                                                    2,947,000                  --

SHAREHOLDERS' EQUITY:
    Preferred stock - no par value; 5,000,000 shares
      authorized;  656,250 series B shares issued
      and outstanding at September 30, 1996 and
      December 31, 1995, respectively (aggregate
      preference on liquidation is $1,575,000)                    1,494,000           1,494,000
    Common stock - no par value; 40,000,000 shares
      authorized; 11,648,584 shares issued and
      outstanding at September 30, 1996, 8,201,834
      shares issued and outstanding at December 31, 1995         32,445,000          24,258,000
    Accumulated deficit                                         (21,153,000)        (18,024,000)
                                                               ------------        ------------
       Net shareholders' equity                                  12,786,000           7,728,000
                                                               ------------        ------------
TOTAL                                                          $ 19,358,000        $  9,107,000
                                                               ============        ============

See accompanying notes to financial statements

                               I-FLOW CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended                     Nine Months Ended
                                                       September 30,                         September 30,
                                            --------------------------------       --------------------------------
                                                 1996               1995               1996                1995
                                            ------------        ------------       ------------        ------------
REVENUES:
  Net sales                                 $  2,965,000        $  2,637,000       $  4,695,000        $  7,132,000
  Licensing fees                               1,000,000                --            3,600,000                --
                                            ------------        ------------       ------------        ------------
    Total revenues                             3,965,000           2,637,000          8,295,000           7,132,000
                                            ------------        ------------       ------------        ------------
COSTS AND EXPENSES:
  Cost of sales                                1,140,000           1,240,000          2,045,000           3,169,000
  Selling and marketing                          824,000             356,000          1,556,000           1,163,000
  General and administrative                     982,000             505,000          2,259,000           1,626,000
  Product development                            334,000             208,000            804,000             651,000
  In process research and development          4,900,000                --            4,900,000                --
                                            ------------        ------------       ------------        ------------
    Total costs and expenses                   8,180,000           2,309,000         11,564,000           6,609,000

INCOME (LOSS) BEFORE
  INTEREST AND TAXES                          (4,215,000)            328,000         (3,269,000)            523,000

INTEREST INCOME (EXPENSE)                        (10,000)             12,000            173,000              53,000
INCOME TAXES                                        --                  --              (35,000)               --
                                            ------------        ------------       ------------        ------------
NET INCOME (LOSS)                           $ (4,225,000)       $    340,000       $ (3,131,000)       $    576,000
                                            ============        ============       ============        ============
NET INCOME (LOSS) PER SHARE                 $      (0.34)       $       0.04       $      (0.28)       $       0.06
                                            ============        ============       ============        ============
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                          11,569,690           9,432,579         11,225,418           9,080,710
                                            ============        ============       ============        ============

See accompanying notes to financial statements

                               I-FLOW CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                     --------------------------------
                                                                         1996                1995
                                                                     ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                                   $ (3,131,000)       $    576,000
Adjustments to reconcile net income (loss)
  to net cash provided by (used by) operations:
  In process research and development                                   4,900,000                --
  Depreciation and amortization                                           172,000             147,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                   602,000            (902,000)
    Inventories                                                           (52,000)           (555,000)
    Prepaid expenses and other                                           (120,000)            (25,000)
    Accounts payable and accrued liabilities                              653,000            (298,000)
                                                                     ------------        ------------
Net cash provided by (used by) operating activities                     3,024,000          (1,057,000)
                                                                     ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property acquisitions (including rental and
    demonstration equipment)                                             (466,000)           (193,000)
  Business acquisition                                                (16,036,000)            (50,000)
  Increase in other assets                                               (147,000)               --
                                                                     ------------        ------------
Net cash used by investing activities                                 (16,649,000)           (243,000)
                                                                     ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase is notes payable                                             3,947,000                --
  Proceeds from exercise of stock options and warrants                  5,574,000           1,725,000
                                                                     ------------        ------------
Net cash provided by financing activities                               9,521,000           1,725,000
                                                                     ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (4,104,000)            425,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                5,628,000           1,834,000
                                                                     ------------        ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  1,524,000        $  2,259,000
                                                                     ============        ============
SUPPLEMENTAL CASH FLOW INFORMATION:

Liabilities issued and assumed in connection with acquisition:
     Fair value of assets acquired
          (including intangibles)                                    $ 18,091,000
    Cash outflows for business acquisition                            (16,036,000)
    Common Stock Issued                                                 2,615,000
                                                                     ------------
Liabilities issued and assumed                                          4,670,000
                                                                     ============
Interest paid                                                        $    115,000
                                                                     ============
Income tax payments                                                  $     35,000
                                                                     ============

See accompanying notes to financial statements

                               I-FLOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

 1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 1996 and the results of its operations and its cash flows for the nine-month periods ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

      The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 27, 1996.

      Certain amounts previously reported have been reclassified to conform with the presentation at September 30, 1996.


2.  COMMON STOCK OPTIONS AND WARRANTS

      The Company has stock option plans which currently provide for the granting of options to employees, officers, consultants and directors. Stock option activity for the nine-month period ended September 30, 1996 is summarized as follows:

                                                 Shares            Exercise
                                               Subject to          Price per
                                                 Options             Share
                                               ----------        -------------
             Balance, December 31, 1995         2,478,888        $0.25 - $5.15
                Granted                           245,000        $4.13 - $5.38
                Exercised/Expired                (274,915)       $0.25 - $4.05
                                               ----------        -------------
             Balance, September 30, 1996        2,448,973        $0.25 - $5.38
                                               ==========        =============

      Options to purchase 1,280,410 shares of the Company's common stock were exercisable at September 30, 1996 at exercise prices ranging from $0.25 to $5.38 per share.

      Outstanding warrants as of September 30, 1996 are summarized below. During the nine-month period ended September 30, 1996, Series G Warrants to purchase 1,718,453 shares of the Company's Common Stock were exercised raising net proceeds of approximately $5,200,000.

                               Shares Subject  Exercise Price
              Description        to Warrants     Per Share      Expiration Date
              -----------      --------------  --------------   ---------------
         Underwriter Warrants       46,051         $6.79        February 1997
         Series F Warrants         607,032    $2.40 to $4.80    October 1997
         Series G Warrants         291,502         $3.00        December 1996
         Series H Warrants         150,000    $2.75 to $3.25    March 1997
         Series I Warrants         250,000         $4.62        July 2001

 3.  BANK FINANCING AND LONG TERM DEBT

      During the year ended December 31, 1995, the Company entered into a financing agreement with a bank which provides for a working line of credit expiring in August 1996. Under the line of credit, the Company may borrow up to the lesser of $1,500,000 (increased to $3,000,000 in July
      1996) or 75% of eligible accounts receivable, as defined, at a bank's prime rate plus 1% (9.75% at September 30, 1996). The Company increased the maximum available borrowing limit on its line of credit from $1,500,000 to $3,000,000 in July 1996 and extended the expiration date to July 1997. There were no borrowings outstanding under the line as of September 30, 1996.

      In conjunction with the acquisition described in Note 5, the Company entered into a $4,000,000 note payable with a bank due in monthly installments bearing interest at the bank's prime rate plus 1.5% (10.25% at September 30, 1996) through July 2000. The note is collateralized by substantially all of the Company's assets and requires the Company to comply with certain covenants.


 4.  LICENSING FEE

      In November 1994, the Company signed an exclusive national distribution agreement with SoloPak Pharmaceuticals Inc. (SoloPak) for the SideKick(TM), Paragon(TM) and elite(TM) product lines. In February 1996, this agreement was superseded with a new agreement in which SoloPak purchased the exclusive right and license to manufacture and sell the products in the United States and Puerto Rico. Pursuant to the new agreement, SoloPak paid the Company $1.3 million in consideration of the license in February 1996 and will pay the Company guaranteed royalties of $1.0 million during each of the three succeeding quarters in 1996. Additionally, SoloPak will pay I-Flow a royalty equal to two percent of its net sales of the products for the 1997 and 1998 calendar years. Per the terms of the agreement, I-Flow has the right of first refusal to supply SoloPak with services and assistance in assembling the completed products until February 1998. The Company retained the rights to sell the products outside the United States and Puerto Rico.

5.  ACQUISITION OF BLOCK MEDICAL, INC.

      On July 3, 1996, the Company entered into an agreement for the purchase of substantially all of the assets of Block Medical, Inc. The transactions contemplated by this agreement were consummated on July 22, 1996. The assets were acquired for an aggregate purchase price of approximately $18 million. The purchase price has been allocated to the net assets acquired, in-process research and development, goodwill and other intangibles. The amount allocated to in-process research and development of $4.9 million has been expensed as of the acquisition date. Consideration for the purchase consisted of: cash of $15,000,000, 433,018 shares of I-Flow Corporation Common Stock with a value of $2,000,000 as of the date of closing, and a warrant to purchase 250,000 shares of I-Flow Corporation Common Stock at an exercise price of $4.62, expiring July 22, 2001, valued at $615,000 at the date of closing.

      The consolidated pro forma results of operations for the nine-month period ended September 30, 1996 and 1995, as if the Block Medical acquisition had occurred at the beginning of 1995, are as follows:

                                                           Nine Months Ended
                                                              September 30,
                                                    -------------------------------
                                                        1996                1995
                                                    ------------       ------------
                  Total revenues                    $ 16,499,000       $ 10,177,000

                  Net income (loss)                 $  1,223,000       $ (6,474,000)

                  Net income (loss) per share       $       0.10       $      (0.18)

      The pro forma information presented above does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

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

RESULTS OF OPERATIONS

      Net sales during the three and nine-month periods ended September 30, 1996 were $2,965,000 and $4,695,000, respectively, compared to $2,637,000 and $7,132,000 for the same periods in the prior year. However, during the three and nine-month periods ended September 30, 1996, the Company received licensing fees of $1,000,000 and $3,600,00, respectively, which brought total revenues for these periods to $3,965,000 and $8,295,000. Included in net sales for the three-month period ended September 30, 1996 were sales from the Company's new subsidiary, Block Medical, Inc., of $1,953,000. Block Medical, Inc. was acquired on July 22, 1996.

      In November 1994, the Company signed an exclusive distribution agreement with SoloPak Pharmaceuticals Inc. (SoloPak) for the SideKick(TM), Paragon(TM), and elite(TM) product lines. Sales to SoloPak were approximately $4,660,000 for the nine-month period ended September 30, 1995, whereas there were no sales to SoloPak during 1996.

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

      In July, 1996, the Company purchased substantially all of the assets of Block Medical, Inc. ("Block"), a wholly-owned subsidiary of Hillenbrand Industries, Inc. Block, which manufactures and sells portable infusion devices for the alternative site market, is headquartered in San Diego, California and has a manufacturing facility in Northern Mexico.

      Block had revenues of approximately $13.5 million for the fiscal year ended December 2, 1995. The Company believes that if Block's operations are successfully integrated, the Company could achieve combined revenues in the low to mid $20 million range next year, with resulting earnings per share exceeding $0.30 per share (assuming no significant change in the number of shares outstanding).

      In addition to revenue growth, the Company believes that the acquisition of Block brings several other strategic advantages to the Company, one of which is an expanded product line with single-dose, one-time use infusion pumps and a new electronic device. Also, with the plant in Mexico, the Company believes the acquisition will help it become more profitable by lowering its direct labor costs. The acquisition additionally seeks to strengthen the Company's sales and marketing with an established 18 person sales force and a strong customer base.

      Cost of sales of $1,140,000 and $2,045,000 were incurred during the three and nine-month periods ended September 30, 1996, respectively. As a percentage of net sales, cost of sales decreased by 9% for the three-month period ended September 30, 1996 compared to the same period in the prior year. This increase in gross profit on sales is primarily the result of a higher percentage of sales to foreign customers, and the addition of the Block sales which have a higher margin.

      Selling and marketing expenses for the three and nine-month periods ended September 30, 1996 increased over the same periods in the prior year by $468,000, or 131% and $393,000, or 34%, respectively. These higher expenses primarily resulted from the increased internal sales force from four persons to 18 persons as a result of the acquisition of Block.

      General and administrative expenses for the three and nine-month periods ended September 30, 1996 increased over the same period in the prior year by $477,000, or 94% and $633,000, or 39%, respectively. These expenses primarily represent costs for administrative personnel, facilities and other miscellaneous items. These costs have increased primarily as a result of the acquisition of Block. As the Company integrates the operations of Block with its own and recognizes the synergies of the businesses, these costs are expected to decrease.

      Product development expenses for the three and nine-month periods ended September 30, 1996 increased compared to those for the same period in the prior year by $126,000, or 61% and $153,000, or 24%, respectively. With the acquisition of Block, the Company increased its engineering staff and the number of new products under development. The Company will continue to incur product development expenses as it continues its efforts to introduce new improved-technology, cost-efficient products into the market.

FINANCIAL CONDITION

      During the nine-month period ended September 30, 1996, funds of $3,024,000 were provided by operating activities as non-cash expenses of $5,072,000 plus net changes in operating assets and liabilities of $1,083,000 exceeded a net loss of $3,131,000. The changes in operating assets and liabilities consisted of a decrease in accounts receivable of $602,000 and an increase in accounts payable and other liabilities of $653,000 less an increase in inventories and prepaid expenses of $172,000.

      The Company used funds for investing activities during the nine-month period ended September 30, 1996 by acquiring property (including rental and demonstration equipment) and other assets aggregating $613,000. Also, the Company used funds of $16,036,000 for the acquisition of substantially all of the assets of Block Medical, Inc. (note 5 of Notes to Financial Statements).

      During the nine-month period ended September 30, 1996, funds of $9,521,000 were provided by financing activities consisting of an increase in notes payable of $3,947,000 and proceeds from the exercise of stock options and Series G Warrants of $5,574,000.

      As of September 30, 1996, the Company had a cash balance of $1,524,000 and net receivables of $3,022,000. To date, the Company has financed its operations and working capital requirements primarily through equity financings. Management believes the Company's available funds are sufficient to provide for its short-term projected needs for operations.

                           PART II - OTHER INFORMATION

      Items 1.-5. Not Applicable

      Item   6.   Exhibits and Reports on Form 8-K

                  (a) Exhibits - The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

                  (b) During the quarter ended September 30, 1996, the Company filed a Current Report on Form 8-K dated July 22, 1996 regarding the acquisition of substantially all of the assets of Block Medical, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                               I-FLOW CORPORATION
                               -------------------
                                  (Registrant)


      Date:  November 11, 1996           /s/ Donald M. Earhart
                                         -------------------------------------
                                         Donald M. Earhart,
                                         Chairman, President and CEO


      Date:  November 11, 1996           /s/ Gayle L. Arnold
                                         -------------------------------------
                                         Gayle L. Arnold,
                                         Vice President, Finance

                                INDEX TO EXHIBITS

   Set forth below is a list of the exhibits included as part of this report:

   Exhibit No.                        Exhibit
   -----------                        -------
       3.1 (1)    Restated Articles of Incorporation
                  of the Company
       3.2 (2)    Certificate of Amendment to Restated
                  Articles of Incorporation dated June 14, 1991
       3.3 (3)    Certificate of Amendment to Restated
                  Articles of Incorporation dated May 12, 1992
       3.4 (3) Certificate of Determination covering Company's Series B Preferred Stock filed with the Secretary of State on October 5, 1992
       3.5 (2)    Restated Bylaws as of July 22, 1991
                  of the Company

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