Form 10-K
period 1996-12-31
I FLOW CORP /CA/
filed 1997-03-31
CIK 857728

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-K


                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended           December 31, 1996
                                            ----------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from   _______ to _______

                        COMMISSION FILE NUMBER   0-18338

                              I-FLOW CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                   33-0121984
----------------------------------------       ---------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

      2532 WHITE ROAD, IRVINE, CA                            92614
----------------------------------------        --------------------------------
(Address of principal executive offices)                   (Zip code)

     Registrant's telephone number, including area code:     (714) 553-0888
                                                           ------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                          --------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
    -----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                           [COVER PAGE 1 OF 2 PAGES]

The aggregate market value of the 11,446,097 shares of voting Common Stock of the registrant held by non-affiliates of the registrant on February 28, 1997, based on the last sale price of such stock on such date was $55,799,723.

Registrant's outstanding stock as of February 28, 1997 was 12,078,429 shares of Common Stock and 656,250 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible by the holders thereof at any time into 700,000 shares of the Company's Common Stock and vote with the Common Stock as a single class on all matters submitted to holders of Common Stock. All the Preferred Stock is held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III is incorporated by reference to portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's year ended December 31, 1996.

Certain Information required by Parts II and IV is incorporated by reference to portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

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

     The Company was incorporated in the State of California in July 1985. The Company's corporate offices are located at 2532 White Road, Irvine, California 92614. The telephone number is (714) 553-0888.

ACQUISITION OF BLOCK MEDICAL, INC.

     On July 3, 1996, the Company entered into an agreement for the purchase of substantially all of the assets of Block Medical, Inc. ("Block"), a wholly-owned subsidiary of Hillenbrand Industries. Block was a San Diego based manufacturer and marketer of ambulatory infusion devices. The transactions contemplated by this agreement were consummated on July 22, 1996. The assets were acquired for an aggregate purchase price of approximately $18 million (including costs). The purchase price has been allocated to the net assets acquired, in-process research and development, goodwill and other intangibles. The amount allocated to in-process research and development of $4.9 million has been expensed as of the acquisition date. Consideration for the purchase consisted of: $15,000,000 in cash, 433,018 shares of I-Flow Corporation Common Stock with a value of $2,000,000 as of the date of closing, and a warrant to purchase 250,000 shares of I-Flow Corporation Common Stock at an exercise price of $4.62, expiring July 22, 2001, valued at $615,000 at the date of closing.

THE PRODUCTS

     I-Flow offers the health care professional a complete line of cost-effective infusion therapy devices designed to meet the needs of today's managed care environment both in the hospital and alternate site setting. The I-Flow family of technically advanced infusion products are portable, reliable, economical and versatile.

ELASTOMERICS

     The patented HOMEPUMP Eclipse(R) and HOMEPUMP Eclipse "C" Series are durable, portable and compact elastomeric infusion systems designed to deliver medications such as antibiotics, pain medication, and chemotherapy drugs in a wide range of volumes and delivery times needed to meet today's sometimes complex protocols. The HOMEPUMP Eclipse is the market leader in elastomeric technology and provides the health care professional with a device that is both safe and extremely easy to teach patients to self-administer.

SYRINGE DELIVERY SYSTEMS

         The Medi-SIS(TM) 20 and Medi-SIS 60 Syringe Infusion Systems are designed to provide an accurate IV push delivery from a syringe. This cost-effective syringe system delivers IV medications over a 15, 30 or 60 minute period. The Medi-SIS Syringe Infusion System provides the health care professional with a reusable, mechanical delivery system that can replace gravity based systems while providing a low cost, accurate delivery with less teaching time required for patients.

         The Band-It(TM) Syringe Delivery System, and the Band-It One Dose(TM) System deliver a variety of medications such as antibiotics, diuretics, and other low volume drugs. The Band-It utilizes a standard Becton-Dickinson 10 or 20 cc syringe to infuse over 15 to 30 minutes, providing the lowest cost per dose while still providing a safe and accurate alternative to gravity or IV push methods.

NON-ELECTRONIC IV BAG DELIVERY SYSTEMS

         The Liberty(TM) 100 and Liberty 1000 IV Bag Infusion Systems deliver medications from standard Abbott Laboratories or Baxter International IV bags. The Liberty System provides a safe, easy to use means of providing a controlled infusion, eliminating the need to teach patients to count drops, use a roller clamp etc. The I-Flow Liberty system encourages improved patient compliance, while providing a low cost means of infusion delivery.

         The PARAGON(TM) ambulatory infusion pump provides accurate and cost effective delivery of IV medications, including chemotherapy, heparin and analgesics, which require precise and reliable delivery over extended periods of time. The companion product SIDEKICK utilizes a patented spring technology to deliver IV antibiotics over a shorter time period. These products are sold internationally, outside of the United States.

         The Rely-A-Flow(TM) Gravity Set eliminates roller clamps and reduces the risk of over infusion using gravity. Flow control tubing precisely controls the rate of infusion, providing a safe and cost-effective method for delivering medications from standard IV fluid containers at a controlled rate of flow.

ELECTRONIC PUMPS

         VoiceLink(R) represents the "standard for tele-medicine". With VoiceLink, the only piece of equipment a caregiver needs is a telephone. No computer to carry and no special software to learn. Remote programming and monitoring is as simple as dialing a telephone and following the verbal instructions from a voice mail-like system. VoiceLink and a standard touch tone telephone or cellular phone is all that is needed. The Company is currently reviewing possibilities for licensing the VoiceLink technology for other applications.

     Verifuse Plus is the only infusion device available today that can be used with the VoiceLink. The Verifuse Plus is a multi-therapy ambulatory infusion pump with features similar to pumps currently on market.

     Vivus 4000(R) is the only ambulatory, multi-channel, multi-therapy infusion pump available. It provides accurate and safe remote programming of four individual protocols, including flushing, regardless of complexity.

THE MARKET

     Alternate site health care has grown significantly in the past few years. Ambulatory infusion devices are one of the fastest growing segments in the alternate-site health care marketplace. An ambulatory pump allows patients to leave the hospital earlier, making it very attractive to cost-conscious hospitals and to patients who favor home treatment. Alternate site revenues for infusion devices were estimated at $400 million in 1995 and are expected to reach approximately $600 million by the year 2000. The field has been identified by marketing research analysts as one of the fastest growing segments in U.S. health care with revenues rising in excess of 20% annually.

COMPETITION

     The intravenous ("IV") drug and nutrient infusion segment of the alternate site health care industry is highly competitive. The Company competes in this market based on price, service and product performance. Some of the competitors have significantly greater resources than the Company for research and development, manufacturing and marketing, and may be better able to compete for a share of the market, even in areas in which the Company's products may be superior. The industry is subject to technological changes and there can be no assurance that the Company will be able to maintain any existing technological lead long enough to establish its products and to sustain profitability.

     The Company has focused its product development efforts on products in the ambulatory infusion systems market. Amounts spent on Company-sponsored product development activities are disclosed in the Financial Statements included elsewhere herein.

SALES AND DISTRIBUTION

     Distribution of the Company's products is currently managed directly through its internal sales force as well as through a number of regional medical product distributors. As of February 1997, the Company had 15 internal sales representatives located throughout the United States. The Company is actively pursuing additional distribution arrangements for its products.

     In November 1994, the Company signed an exclusive national distribution agreement with SoloPak Pharmaceuticals Inc. ("SoloPak") for the SIDEKICK, PARAGON and elite product lines. During the year ended December 31, 1994, the Company received a $500,000 non-refundable fee in consideration for an option included in the agreement for the purchase of the U.S. distribution rights for these products in June of 1996. In March 1996, this agreement was superseded with a new agreement in which SoloPak purchased the exclusive right and license to manufacture and sell the products in the U.S. and Puerto Rico. Pursuant to the new agreement, SoloPak paid the Company $1.3 million in consideration of the license in March 1996 and guaranteed royalties of $1.0 million per quarter during each of the three succeeding quarters in 1996. Additionally, SoloPak will pay I-Flow a royalty equal to two percent of their net sales of the products for the 1997 and 1998 calendar years. Per the terms of the agreement, I-Flow has the right of first refusal to supply SoloPak with services and assistance in assembling the completed products until March 1998. The Company retained the rights to sell the products outside the United States and Puerto Rico.

     The Company sells several of its products into the international market and has signed agreements with distributors in various countries. Currently, the Company is selling its products through distributors in Canada, Brazil, the Benelux Countries, Germany, England, Ireland, Italy, Mexico, Spain, Korea, Australia, New Zealand and Israel. Aggregate sales to countries outside of the United States represented approximately 30% and 21% of the Company's revenues for the years ended December 31, 1996 and 1995, respectively. The Company does not have any capital investments in overseas operations.

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

     With the acquisition of substantially all the assets of Block Medical, Inc. in July 1996, the Company acquired Block's wholly-owned subsidiary, a manufacturing plant in Northern Mexico. This plant has been in operation since 1994 and has historically performed and is currently performing the manufacture of all of Block's disposable IV infusion devices and tubing sets. The Company intends to maintain the plant in Mexico and to manufacture a substantial portion of its products there. The Company regularly reviews the use of outside vendors for production versus internal manufacturing, analyzing factors such as the quality of the products received from vendors, the costs of the products, timely delivery and employee utilization.

     In each of the years ended December 31, 1996, 1995 and 1994, the Company incurred expenses of $1,139,000, $840,000 and $720,000, respectively, for research and development.

PATENTS AND TRADEMARKS

     The Company has filed U.S. patent applications for substantially all of its products. The Company received a patent for the Band-It Drug Delivery System in 1995 and the Medi-SIS Syringe Delivery System in 1997.

     In December 1996, the Company received a patent for the use of its newly acquired VoiceLink technology for programming electronic infusion devices using only a touch-tone telephone. Copyrights have been obtained for the Vivus 4000 programming software. The product names "HOMEPUMP Eclipse", "VoiceLink" and "Vivus 4000" are registered trademarks and trademark applications are pending for most of the Company's other products. There can be no assurance that pending patent or trademark applications will be approved or that any patents will provide competitive advantages for the Company's products or will not be challenged or circumvented by competitors.

REGULATIONS GOVERNING THE COMPANY'S MANUFACTURING OPERATIONS

     Development and manufacture of I-Flow products are regulated by the U.S. Food, Drug and Cosmetic Act. The Food and Drug Administration ("FDA"), which administers this Act, has issued a number of regulations that dictate the method by which new products are allowed to enter the U.S. market, and the documentation and control of the manufacturing processes. In August 1995, the Company received its biannual inspection from the FDA at its corporate facility in Irvine, California. In July 1996, the Company's newly acquired subsidiary, Block Medical, Inc. received an inspection from the FDA for its facility in San Diego, California. There were no reportable conditions found during either inspection.

     In addition to the FDA, the State of California has a set of similar regulations and requires annual production-site inspections to maintain the relevant manufacturing license. State regulations also address the storage and handling of certain chemicals and disposal of their wastes.

     Products intended for export shipment are also subject to additional regulations, including compliance with ISO 9000. In May 1995, the Company received ISO 9001 certification, which ensures that I-Flow's products meet specified uniform standards of quality and testing. The Company was also granted permission to use the CE mark on its products, which reflects approval of the Company's products for export into 18 member countries of the European Community. In December 1996, the operations of Block Medical were also added to the Company's ISO certification and permission was granted to use the CE mark on the Block products.

     The Company has passed all regulatory inspections and believes that it is currently in compliance with all relevant federal, state and international requirements in all material respects.

EMPLOYEES

     As of February 28, 1997, the Company had a total of 96 full-time employees in the United States and 140 employees in its wholly-owned subsidiary in Mexico. No U.S. employees are covered by a collective bargaining agreement with a union. The Company considers its relationship with its employees to be very good. The Company also uses temporary employees as needed, mainly in manufacturing.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company is currently negotiating a noncancelable operating lease for a new 51,000 square foot building in Lake Forest, California, for its primary facility. The lease agreement will contain certain scheduled rent increases (which are accounted for on a straight-line basis) and will expire in June 2007. The Company also leases a facility for its manufacturing plant in Northern Mexico.

ITEM 3. LEGAL PROCEEDINGS

     As of February 28, 1997, the Company was involved in a legal proceeding in the normal course of operations. Although the outcome of the litigation cannot be determined as of February 28, 1997, in the opinion of management any resulting future liability will not have an adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three months ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers and directors of the Company as of February 28, 1997. There are no family relationships between any of the executive officers or directors of the Company. The executive officers are chosen annually at the first meeting of the Board of Directors following the annual meeting of shareholders and serve at the pleasure of the Board of Directors.


      Name (Age)                                 Position
      ----------                                 --------
Donald M. Earhart (52)                   President, Chief Executive Officer
                                             and Chairman of the Board
Henry T. Tai, Ph.D., M.D. (53)           Secretary and Director
John H. Abeles, M.D. (52)                Director
Joel S. Kanter (40)                      Director
Jack H. Halperin (50)                    Director
Erik H. Loudon (58)                      Director
Charles C. McGettigan (52)               Director
James J. Dal Porto (44)                  Executive Vice President,
                                            Chief Operating Officer
Gayle L. Arnold (35)                     Vice President Finance,
                                         Chief Financial Officer
                                         and Treasurer

     DONALD M. EARHART, former Corporate Officer and President of the Optical Division of Allergan, Inc., (from 1986 to 1990) has been Chairman of the Board since March 1991, and Chief Executive Officer since July 1990. Mr. Earhart joined the Company as President and Chief Operating Officer in June 1990. Mr. Earhart, who holds a Bachelor of Engineering from Ohio State University and a Masters Degree in Business Administration from Roosevelt University, has over 23 years experience in the medical products industry. Prior to his employment at Allergan, he was a Corporate Officer and Division President of Bausch and Lomb, and was an operations manager of Abbott Laboratories. He has also served as an engineering consultant at Peat, Marwick, Mitchell & Co., and as an engineer with Eastman Kodak Company. Mr. Earhart currently serves on the Boards of Directors of Abacus Investments, Ltd. and Oncometrics Imaging Corp.

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

     JOHN H. ABELES, M.D. has been a director since 1985 and served as Chairman of the Board from 1988 to March 1991. Dr. Abeles has been President of MedVest, Inc., a general consulting and venture capital firm in the medical industry, since January 1980. Dr. Abeles is the general partner of Northlea Partners, a family investment partnership which is a shareholder in the Company. Dr. Abeles holds an M.D. from the University of Birmingham, England, and he currently serves on the Boards of Directors of AccuMed International, Inc., Dusa Pharmaceuticals, Inc., Healthcare Acquisition Corporation and Oryx Technology, Inc.

     JOEL S. KANTER was elected as a director in March 1991. Mr. Kanter has been President of Windy City, Inc., an investment management firm since 1986. In February 1995, he became President of Walnut Financial Services, Inc. Mr. Kanter was the former managing director of Investor's Washington Service, a Washington D.C. based service that provided information for corporations and institutional money managers from 1985 to 1986. Mr. Kanter currently serves on the Boards of Directors of GranCare, Inc., Healthcare Acquisition Corporation, Medcross, Inc., Osteoimplant Technologies, Inc., Vitalink Pharmacy Services, Inc. and Walnut Financial Services, Inc.

     JACK H. HALPERIN, ESQ. is a corporate and securities attorney who has been in private practice since 1988. Mr. Halperin was formerly a member of Bresler and Bab, a New York law firm from 1987 to 1988. Prior to that Mr. Halperin was a member of Solinger, Grosz & Goldwasser, P.C. from 1981 to 1987. Mr. Halperin currently serves on the Boards of Directors of AccuMed International, Inc., Memry Corporation and Xytronics, Inc. Mr. Halperin holds an A.B. (summa cum laude) from Columbia College and a J.D. degree from New York University School of Law where he was Note and Comment Editor of the Law Review.

     ERIK H. LOUDON is the Managing Director of EHL Investment Services Limited in the Channel Islands. He was a Director of Sarasin Investment Management, Ltd. in London from 1985 to 1989; and he currently serves on the Boards of Directors of Emerge Capital, Luxembourg, Fotolabo, S.A., Switzerland, and Leaf Asset Management, Luxembourg.

     CHARLES C. MCGETTIGAN was elected as a director of the Company in October 1992. He was a founding partner in 1991 and is a general partner of Proactive Investment Managers, L.P., which is the general partner of Proactive Partners, L.P. Mr. McGettigan was a co-founder of McGettigan, Wick & Co., Inc., an investment banking firm in 1988. From 1984 to 1988, he was a Principal, Corporate Finance, of Hambrecht & Quist, Inc. Prior to that, Mr. McGettigan was a Senior Vice President of Dillon, Read & Co., Inc. He currently serves on the Boards of Directors of Digital Dictation, Inc., Modtech, Inc., NDE Environmental, Inc., Onsite Energy, Inc., PMR Corporation, Phoenix Network, Inc., Sonex Research, Inc. and Wray-Tech Instruments, Inc. Mr. McGettigan is a graduate of Georgetown University, and received his MBA in Finance from the Wharton School at the University of Pennsylvania.

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

     GAYLE L. ARNOLD joined the Company in April 1991 to serve as Controller, was promoted to Vice President, Finance in February 1994 and given the additional office of Treasurer in May 1996. Prior to joining the Company, Ms. Arnold served as Manager with the accounting firm, Deloitte & Touche LLP where she was employed from 1984 to 1991. Ms. Arnold is a Certified Public Accountant and holds a Bachelor of Business Administration degree from the University of Texas, Austin.



                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock trades on The Nasdaq Small-Cap Market under the symbol "IFLO." The Company's Series B Preferred Stock is not publicly traded, but is convertible by the holder at any time into shares of Common Stock. The table below sets forth the high and low sales prices of the Company's Common Stock as reported by The Nasdaq Small-Cap Market.

                                   High                  Low
                                   ----                  ---
          1995
       -----------
       1st Quarter                 $3.38                 $1.75
       2nd Quarter                 $3.13                 $2.50
       3rd Quarter                 $3.69                 $2.56
       4th Quarter                 $6.06                 $2.44

          1996
       -----------
       1st Quarter                 $5.50                 $3.81
       2nd Quarter                 $5.94                 $3.69
       3rd Quarter                 $4.94                 $3.81
       4th Quarter                 $5.44                 $4.06

     American Stock Transfer & Trust Company is the Company's transfer agent for its Common Stock. As of February 28, 1997, the Company had approximately 500 shareholders of record, and based upon information received from nominee holders, the Company believes it has in excess of 9,000 total beneficial holders.

     The Company has not paid, and does not currently expect to pay in the foreseeable future, cash dividends on its Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

     The table entitled "Selected Financial Data" shown on page 6 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears on pages 7 to 9 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Financial Statements

     The financial statements, including the notes thereto, included on pages 11 through 21 of the Company's 1996 Annual Report to Shareholders together with the section entitled "Independent Auditors Report" included on page 10 are included herein by reference.

(b) Financial Statement Schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                  BALANCE AT       CHARGED TO        ADDITIONS                           BALANCE
                                   BEGINNING        COSTS AND       FOR BUSINESS                         AT END
CLASSIFICATION                    OF PERIOD         EXPENSES        ACQUISITION         DEDUCTIONS       OF PERIOD
--------------                   ----------       ----------        ------------        ----------       ---------
YEAR ENDED DECEMBER 31, 1994:
Allowance for doubtful accounts    $ 42,000       $ 205,000                                               $247,000
Reserve for obsolete
  inventories                       240,000         221,000                                                461,000

YEAR ENDED DECEMBER 31, 1995:
Allowance for doubtful
accounts                            247,000         262,000                                                509,000
Reserve for obsolete
  inventories                       461,000                                               $296,000         165,000

YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful accounts     509,000                         $   29,000             413,000         125,000
Reserve for obsolete
  inventories                       165,000                          1,169,000             567,000         767,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

        None.

                                   PART III


ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

         There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1996 and the information from the section entitled "Executive Officers of the Registrant" following Part I, Item 4 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

         There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1996.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Principal Shareholders and Stock Ownership of Management" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1996.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Certain Other Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report:

     (1) Financial Statements

     The following financial statements of the Company and independent auditors' report are included on pages 10 to 21 of the Company's 1996 Annual Report to Shareholders and are incorporated herein by reference.

                                                                  Annual Report
                                                                      Page(s)
                                                                  -------------
     Independent Auditors' Report                                       10
     Financial Statements
       Consolidated Balance Sheets, December 31, 1996 and 1995          11
       Consolidated Statements of Operations for the years ended
           December 31, 1996, 1995 and 1994                             12
       Consolidated Statements of Shareholders' Equity for the
           years ended December 31, 1996, 1995 and 1994                 13
       Consolidated Statements of Cash Flows for the years ended
           December 31, 1996, 1995 and 1994                             14
       Notes to Consolidated Financial Statements                       15


     The following are included herein:
                                                                   Page in This
                                                                      Report
                                                                   ------------
     Independent Auditors' Report                                       17

     The Financial Statements and Independent Auditors' Report listed in the above index which are included in the Company's 1996 Annual Report to Shareholders are hereby incorporated herein by reference. With exception of the items referred to above and in Items 6, 7, and 8, the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 is not deemed filed as part of this Report.

                                                                   Page in This
     (2) Financial Statement Schedules included herein:               Report
                                                                   ------------
         Schedule II - "Valuation and Qualifying Accounts"               13

         All other schedules are omitted as the required information is inapplicable.

     (3) Exhibits

     The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           I-FLOW CORPORATION

                                           By   Donald M. Earhart /s/
                                             ----------------------------
                                                Donald M. Earhart,
                                                Chairman, President & CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 28, 1997:

        Signature                                 Title
        ---------                                 -----

Donald M. Earhart /s/          Chairman, President and Chief Executive Officer
---------------------------
Donald M. Earhart

James J. Dal Porto /s/         Executive Vice President and Chief Operating
---------------------------    Officer
James J. Dal Porto

Gayle L. Arnold /s/            Vice President, Finance (Principal Financial and
---------------------------    Accounting Officer)
Gayle L. Arnold

John H. Abeles /s/             Director
---------------------------
John H. Abeles, M.D.

Jack H. Halperin /s/           Director
---------------------------
Jack H. Halperin

Joel S. Kanter /s/             Director
---------------------------
Joel S. Kanter

Erik H. Loudon /s/             Director
---------------------------
Erik H. Loudon

Charles C. McGettigan /s/      Director
---------------------------
Charles C. McGettigan

Henry T. Tai /s/               Director and Secretary
---------------------------
Henry T. Tai, Ph.D., M.D.

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of I-Flow Corporation:

We have audited the financial statements of I-Flow Corporation as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 12, 1997. Such financial statements and report are included in your Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of I-Flow Corporation listed in Item 8. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





DELOITTE & TOUCHE, LLP

Costa Mesa,  California

February 12, 1997

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

   3.3 (5)      Certificate of Amendment to Restated Articles of Incorporation dated
                  May 12, 1992

   3.4 (5)      Certificate of Determination covering Company's Series B Preferred
                  Stock filed with the Secretary of State on October 5, 1992

   3.5 (3)      Restated Bylaws as of July 22, 1991 of the Company

   4.1 (5)      Specimen Common Stock Certificate

   4.2 (1)      Warrant Agreement between the Company and American Stock Transfer
                  & Trust Company, as Warrant Agent, dated February 13, 1990

   4.3 (6)      Form of Warrant (Class F) dated October 5, 1992 included in units sold in 1992 private placement of Preferred Stock

   4.4 (7)      Form of Warrant (Class H) dated June 3, 1994, issued in conjunction with a consulting agreement

   4.5 (10)     Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc.

  10.1 (2) (8)  Employment Agreement with Donald M. Earhart dated May 16, 1990

  10.2 (5) (8)  1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option
                  Plan Restated as of March 23, 1992

  10.3 (4) (8)  1992 Non-Employee Director Stock Option Plan

  10.4 (9)      License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996

  10.5(8) (11)  1996 Stock Incentive Plan

  10.6(10)      Agreement for Purchase and Sale of Assets dated as of July 3, 1996 By and
                  Among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc.

  10.7          Employment Agreement with James J. Dal Porto dated September 6, 1996

  13            1996 Annual Report to Shareholders (not deemed to be filed herein except for certain portions which have been incorporated herein by reference)

  21            List of Subsidiaries

  23.1          Independent Auditors' Consent

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

    (8) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

    (9) Incorporated by reference to exhibit with this title filed with the Company's Form 10-K for its fiscal year ended December 31, 1995.

   (10) Incorporated by reference to exhibit with this title filed with the Company's Report on Form 8-K dated July 22, 1996.

   (11) Incorporated by reference to exhibit with this title filed with the Company's Registration Statement (#333-16547) declared effective November 20, 1996.