Form 10-Q
period 1997-03-31
I FLOW CORP /CA/
filed 1997-05-14
CIK 857728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    March 31, 1997
                                                  ------------------

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                to
                                        ---------------   --------------

                         Commission file Number:  0-18338
                                                 ---------

                               I-FLOW CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  California                                  33-0121984
-------------------------------------------------------------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                 Identification No.)

          2532 White Road, Irvine, CA                            92614
-------------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)

                                  (714)553-0888
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     As of March 31, 1997, there were 12,081,159 shares outstanding of Common Stock and 656,250 shares outstanding of Series B Preferred Stock.

                               I-FLOW CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
Part I:  Financial Information

         Item 1.  Financial Statements

                  Balance Sheets as of March 31, 1997 (Unaudited) and
                  December 31, 1996                                                 3

                  Statements of Operations for the three-month
                  periods ended March 31, 1997 and 1996 (Unaudited)                 4

                  Statements of Cash Flows for the three-month periods
                  ended March 31, 1997 and 1996 (Unaudited)                         5

                  Notes to Financial Statements                                     6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                         9

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Part II: Other Information                                                         12

         Signatures                                                                13

                               I-FLOW CORPORATION

                                 BALANCE SHEETS

                                                                     March 31,           December 31,
                                                                       1997                  1996
                                                                   -------------         ------------
                                                                    (Unaudited)
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                      $  1,191,000          $  1,651,000
    Royalty receivable                                                       --             1,000,000
    Accounts receivable, net                                          3,847,000             3,514,000
    Inventories                                                       3,719,000             3,352,000
    Prepaids and other                                                  149,000               141,000
                                                                   ------------          ------------
       Total current assets                                           8,906,000             9,658,000
                                                                   ------------          ------------

PROPERTY:
    Furniture, fixtures and equipment                                 3,320,000             3,091,000
    Rental and demonstration equipment                                  155,000               173,000
                                                                   ------------          ------------
    Total property                                                    3,475,000             3,264,000
    Less accumulated depreciation                                    (1,451,000)           (1,326,000)
                                                                   ------------          ------------
       Property, net                                                  2,024,000             1,938,000
                                                                   ------------          ------------


OTHER ASSETS
    Goodwill and other intangibles, net                               4,716,000             4,831,000
    Notes receivable and other                                          909,000               807,000
                                                                   ------------          ------------
TOTAL                                                              $ 16,555,000          $ 17,234,000
                                                                   ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                               $  1,115,000          $  1,156,000
    Accrued payroll and related expenses                                780,000             1,271,000
    Deferred revenue                                                    330,000               429,000
    Current portion of long-term debt                                 1,000,000             1,000,000
    Restructuring reserve                                               683,000               824,000
    Other liabilities                                                    57,000                73,000
                                                                   ------------          ------------
       Total current liabilities                                      3,965,000             4,753,000
                                                                   ------------          ------------

Long-term debt                                                        2,250,000             2,500,000
Long-term restructuring reserve                                         360,000               384,000
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock - no par value; 5,000,000 shares
      authorized; 656,250 series B shares issued and
      outstanding at March 31, 1996 and 1995, respectively
      (aggregate preference on liquidation is $1,575,000)             1,494,000             1,494,000
    Common stock - no par value; 40,000,000 shares
      authorized; 12,070,506 and 12,081,159 shares
      issued and outstanding at March 31, 1997 and
      December 31, 1997, respectively                                33,091,000            33,036,000
    Common stock warrants                                               615,000               615,000
    Accumulated deficit                                             (25,220,000)          (25,548,000)
                                                                   ------------          ------------
       Net shareholders' equity                                       9,980,000             9,597,000
                                                                   ------------          ------------
TOTAL                                                              $ 16,555,000          $ 17,234,000
                                                                   ============          ============

See accompanying notes to financial statements

                               I-FLOW CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                              Three Months Ended
                                                   March 31,
                                         -----------------------------
                                            1997              1996
                                         -----------      ------------
REVENUE:

  Net sales                              $ 4,265,000      $   717,000
  Interest income & other                     37,000           88,000
  Licensing fee                                   --        1,300,000
                                         -----------      -----------
    Total revenue                          4,302,000        2,105,000
                                         -----------      -----------

COSTS AND EXPENSES:

  Cost of sales                            1,748,000          370,000
  Selling and marketing                      793,000          287,000
  General and administrative               1,081,000          661,000
  Product development                        326,000          232,000
                                         -----------      -----------
    Total costs and expenses               3,948,000        1,550,000

Income before taxes                          354,000          555,000
Income taxes                                 (17,000)         (12,000)
                                         -----------      -----------
NET INCOME                               $   337,000      $   543,000
                                         ===========      ===========

NET INCOME PER SHARE                     $      0.03      $      0.05
                                         ===========      ===========

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING                             14,210,925       13,163,201
                                         ===========      ===========



See accompanying notes to financial statements

                               I-FLOW CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               1997           1996
                                                           ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                 $  337,000      $  543,000
Adjustments to reconcile net income
  to net cash provided by operations:

  Depreciation and amortization                               260,000          55,000
  Changes in operating assets and liabilities:
    Royalty receivable                                      1,000,000
    Accounts receivable                                      (333,000)      1,066,000
    Inventories                                              (367,000)       (267,000)
    Prepaid expenses and other                                 (8,000)        (13,000)
    Accounts payable and accrued liabilities                 (813,000)       (395,000)
                                                           ----------      ----------
Net cash provided by operating activities                      76,000         989,000
                                                           ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property acquisitions (including rental and
    demonstration equipment)                                 (211,000)        (52,000)
  Change in other assets                                     (120,000)         (3,000)
                                                           ----------      ----------
Net cash used by investing activities                        (331,000)        (55,000)
                                                           ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on notes payable                                  (250,000)             --
  Proceeds from exercise of stock options and warrants         56,000       2,385,000
  Other                                                       (11,000)
                                                           ----------      ----------
Net cash provided by (used by) financing activities          (205,000)      2,385,000
                                                           ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (460,000)      3,319,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            1,651,000       5,628,000
                                                           ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $1,191,000      $8,947,000
                                                           ==========      ==========



See accompanying notes to financial statements

                               I-FLOW CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 1997 and the results of its operations and its cash flows for the three-month periods ended March 31, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

      The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997.

      Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1997.


2.    COMMON STOCK OPTIONS AND WARRANTS

      The Company has stock option plans which currently provide for the granting of options to employees, officers, consultants and directors. Stock option activity for the three-month period ended March 31, 1997 is summarized as follows:

                                                   Shares           Exercise
                                                 Subject to         Price per
                                                   Options            Share
                                                  ---------       -------------
      Balance, December 31, 1996                  2,849,635       $0.25 - $5.38
      Granted                                        33,000       $4.00 - $4.75
      Cancelled/Expired                                (473)      $2.13 - $2.69
      Exercised                                      20,083       $2.13 - $3.60
                                                  ---------       -------------
      Balance, March 31, 1997                     2,862,079       $0.25 - $5.38
                                                  =========       =============

      Options to purchase 1,545,095 shares of the Company's common stock were exercisable at March 31, 1997 at exercise prices ranging from $0.25 to $5.38 per share.

      Outstanding warrants as of March 31, 1997 are summarized below.

                                               Shares
                                             Subject to        Exercise Price
       Description                            Warrants            Per Share            Expiration Date
       -----------                           ----------        ---------------         ----------------
       Series F Warrants                       607,032          $2.40 to $4.80           October 1997
       Series H Warrants                       150,000          $2.75 to $3.25             June 1997
       Acquisition Warrants                    250,000              $4.62                  July 2001


3.    BANK FINANCING

      The Company has a financing agreement with a bank which provides for a working capital line of credit of $3,000,000 expiring in July 1997. There were no borrowings under the line during the quarter ended March 31, 1997.


4.    EARNINGS PER SHARE

      In 1997, earnings per share is based on the modified treasury stock method. Under this method, earnings per share is based on the weighted average number of common shares outstanding during the year, the assumed exercise of all options and warrants, the use of proceeds of such assumed exercises to acquire 20% of the common stock with any remaining proceeds being used to retire Company debt. The effect of the modified treasury stock method is to increase net income by $21,000 for purposes of the earnings per share calculation.


5.    RECENT ACCOUNTING PRONOUNCEMENTS

      The FASB issued SFAS No. 128, "Earnings per Share" (SFAS 128) in March 1997, effective for financial statements issued after December 15, 1997. The statement provides simplified standards for the computation and presentation of earnings per share (EPS), making EPS comparable to international standards. SFAS 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under APB Opinion No. 15.

      Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the calculation.

      Data utilized in calculating pro forma earnings per share under the SFAS 128 statement are as follows:

                                                                   Three Months Ended
                                                           -------------------------------------
                                                           March 31, 1997         March 31, 1996
                                                           --------------         --------------
      Basic:
      Net income                                            $   337,000             $   543,000

      Weighted average number of common shares               12,775,655              10,507,818

      Diluted:
      Net income                                            $   337,000             $   543,000

      Weighted average number of common and
      common equivalent shares outstanding                   14,210,925              12,773,754


      The following table reconciles the net income applicable to common shareholders, basic and diluted shares, and EPS for the following periods:

                                              Three Months Ended                            Three Months Ended
                                                March 31, 1997                                March 31, 1996
                                   ------------------------------------------    -----------------------------------------
                                                                   Per Share                                    Per Share
                                    Income          Shares          Amount        Income         Shares          Amount
                                   --------      -----------      -----------    --------      ----------      -----------
Net income                         $337,000                                      $543,000

BASIC EPS
Income applicable to common
shareholders                       $337,000      12,775,655          $.03        $543,000      10,507,818         $.05

Effect of dilutive securities:
Warrants and stock options                        1,435,270                                     2,655,383

DILUTED EPS
Income applicable to common
shareholders and assumed
conversions                        $337,000      14,210,925          $.02        $543,000      13,163,201         $.04

6.    SUBSEQUENT EVENT

      In April 1997, the Company entered into a noncancelable operating lease for a new 51,000 square foot building for its primary facility. Monthly rent under the agreement is $32,000. The lease agreement contains certain scheduled rent increases and expires in June 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      Certain disclosures made by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature, such as comments which express the Company's opinions about trends and factors which may impact future operating results. Disclosures which use words such as the Company "believes," "anticipates," or "expects" or use similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ from those expected and readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report which seek to advise interested parties of the risks and other factors that affect the Company's business, as well as in the Company's period reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission. The risks affecting the Company's business include reliance on the success of the Home Health Care Industry, the reimbursement system currently in place, competition in the industry, technological changes and product availability and the integration of Block Medical, Inc. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

RESULTS OF OPERATIONS

      Net sales were $4,265,000 during the three-month period ended March 31, 1997 compared to $717,000 for the same period in the prior year. However, during the three month period ended March 31, 1996, the Company received a licensing fee of $1,300,000 which brought total revenues for the three-month period ended March 31, 1996 to $2,105,000. The increase in net sales for the period was due to sales from the Company's subsidiary, Block Medical, Inc. ("Block"), of $3,579,000. Block was acquired by the Company on July 22, 1996.

      In March 1996, SoloPak Pharmaceuticals, Inc. ("SoloPak") purchased the exclusive right and license to manufacture and sell certain of the Companys' products in the United States and Puerto Rico. Pursuant to the agreement, SoloPak paid the Company $1.3 million in consideration of the license in March 1996 and guaranteed royalties of $1.0 million during each of the three succeeding quarters in 1996. Additionally, SoloPak will pay I-Flow a royalty equal to two percent of SoloPaks' net sales of the products for the 1997 and 1998 calendar years. No royalties were due during the quarter ended March 31, 1997. Per the terms of the agreement, I-Flow has the right of first refusal to supply SoloPak with services and assistance in assembling the products until February 1998. The Company retained the right to sell the products outside the United States and Puerto Rico.

      Cost of sales were $1,748,000 during the three-month period ended March 31, 1997 compared to $370,000 for the same period in the prior year. As a percentage of net sales, cost of sales decreased compared to the same period in the prior year by 11%. This increase in gross profit on sales is primarily the result of the increased sales volume and cost savings associated with the addition of a manufacturing plant in Mexico as part of the acquisition of Block.

      Selling and marketing expenses for the three-month period ended March 31, 1997 increased over the same period in the prior year by $506,000 or 176%. This increase is primarily a result of an increase in the internal sales force which increased from four to 15 people as a result of the acquisition of Block Medical.

      General and administrative expenses for the three-month period ended March 31, 1997 increased over the same period in the prior year by $420,000, or 64%. These expenses primarily represent costs for administrative personnel, facilities and other administrative items. These costs have increased primarily as a result of the acquisition of Block in July 1996.

      Product development expenses for the three-month period ended March 31, 1997 increased compared to those for the same period in the prior year by $94,000, or 41%. With the acquisition of Block, the Company increased its engineering staff and the number of new products under development. The Company will continue to incur product development expenses as it continues its efforts to introduce new improved-technology, cost-efficient products into the market.


FINANCIAL CONDITION

      During the three-month period ended March 31, 1997, funds of $76,000 were provided by operating activities consisting of non-cash expenses of $260,000 less net changes in operating assets and liabilities of $521,000 combined with a net income of $337,000. These changes in operating assets and liabilities consisted of a net decrease in accounts and royalty receivables of $667,000 offset by an increase in inventories, prepaid expenses and other of $375,000 and a reduction in accounts payable and accrued liabilities of $813,000.

      The Company recorded a restructuring charge of $1,552,000 at December 31, 1996 to provide for expenses related to consolidating Block's operations with its own in 1997. The restructuring charge was comprised of expenses for severance, relocation, moving and lease abandonment. During the three-month period ended March 31, 1997 charges to the restructuring reserve of $165,000 were made for lease payments and expenses. Management believes the reserve is sufficient and anticipates that the remaining cash outflow should be substantially completed by June 30, 1997.

      The Company used funds for investing activities during the three-month period ended March 31, 1997 by acquiring furniture, fixtures, equipment and other assets aggregating $331,000 for use in its consolidated operations.

      During the three-month period ended March 31, 1997, funds of $205,000 were used by financing activities consisting primarily of payments on notes payable.

      As of March 31, 1997, the Company had available funds of $1,191,000 and net receivables of $3,847,000. To date, the Company has financed its operations and working capital requirements primarily through equity financings and bank borrowings. Management believes the Company's funds are sufficient to provide for its short-term projected needs for operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not Applicable

                           PART II - OTHER INFORMATION

Items 1. - 5.     Not Applicable

Item   6.         Exhibits and Reports on Form 8-K

                  (a) Exhibits - none

                  (b) During the quarter ended March 31, 1997, the
                      Company filed no Current Reports on Form 8-K.

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


                                                   I-FLOW CORPORATION
                                                   ------------------
                                                      (Registrant)





Date:  May 13, 1997                               /s/ DONALD M. EARHART
                                                  ---------------------------
                                                  Donald M. Earhart,
                                                  Chairman, President and CEO




Date:  May 13, 1997                              /s/ GAYLE L. ARNOLD
                                                  ---------------------------
                                                  Gayle L. Arnold,
                                                  Vice President, Finance,
                                                  Chief Financial Officer

                                INDEX TO EXHIBITS

      Set forth below is a list of the exhibits included as part of this report:

      Exhibit No.                     Exhibit
      -----------                     -------
        3.1 (1)       Restated Articles of Incorporation of the Company

        3.2 (2) Certificate of Amendment to Restated Articles of Incorporation dated June 14, 1991

        3.3 (3) Certificate of Amendment to Restated Articles of Incorporation dated May 12, 1992

       27             Financial Data Schedule

-----------------
(1) Incorporated by reference to exhibit with this title filed with the Company's Form 10-K for its fiscal year ended September 30, 1990.

(2) Incorporated by reference to exhibit with this title filed with the Company's Registration Statement (#33-41207-LA) declared effective August 8, 1991.

(3) Incorporated by reference to exhibit with this title filed with the Company's Post Effective Amendment to its Registration Statement (#33-41207-LA) declared effective November 6, 1992.