Form 10-Q
period 1997-06-30
I FLOW CORP /CA/
filed 1997-08-14
CIK 857728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended      June 30, 1997
                                         -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                  to
                                      ----------------     ----------------

                         Commission file Number: 0-18338
                                                 -------


                               I-Flow Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                       33-0121984
--------------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


  20202 Windrow Drive Lake Forest, CA                            92630
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                 (714) 206-2700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                        2532 White Road Irvine, CA 92614
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

               As of June 30, 1997, there were 12,241,234 shares outstanding of Common Stock and 656,250 shares outstanding of Series B Preferred Stock.

                               I-FLOW CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
Part I:    Financial Information

           Item 1.  Financial Statements

                    Consolidated Balance Sheets as of June 30, 1997 (Unaudited)
                      and December 31, 1996                                                        3

                    Consolidated Statements of Operations for the three and six-month
                      periods ended June 30, 1997 and 1996 (Unaudited)                             4

                    Consolidated Statements of Cash Flows for the six-month periods
                      ended June 30, 1997 and 1996 (Unaudited)                                     5

                    Notes to Consolidated Financial Statements                                     6

           Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                    8

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Part II:   Other Information                                                                      11

           Signatures                                                                             12

                               I-FLOW CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,       DECEMBER 31,
                                                                      1997             1996
                                                                  ------------     ------------
                                                                  (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $    937,000     $  1,651,000
  Royalty receivable                                                        --        1,000,000
  Accounts receivable, net                                           5,046,000        3,514,000
  Inventories                                                        4,211,000        3,352,000
  Prepaids and other                                                   205,000          141,000
                                                                  ------------     ------------
     Total current assets                                           10,399,000        9,658,000
                                                                  ------------     ------------
PROPERTY:
  Furniture, fixtures and equipment                                  3,701,000        3,264,000
  Less accumulated depreciation                                     (1,611,000)      (1,326,000)
                                                                  ------------     ------------
     Property, net                                                   2,090,000        1,938,000
                                                                  ------------     ------------
OTHER ASSETS
  Goodwill and other intangibles, net                                4,221,000        4,831,000
  Notes receivable and other                                         1,226,000          807,000
                                                                  ------------     ------------
     TOTAL                                                        $ 17,936,000     $ 17,234,000
                                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $  1,739,000     $  1,156,000
  Accrued payroll and related expenses                                 825,000        1,271,000
  Deferred revenue                                                     262,000          429,000
  Current portion of long-term debt                                  1,000,000        1,000,000
  Restructuring reserve                                                305,000          824,000
  Other liabilities                                                     51,000           73,000
                                                                  ------------     ------------
     Total current liabilities                                       4,182,000        4,753,000
                                                                  ------------     ------------
LONG-TERM DEBT                                                       2,000,000        2,500,000
LONG-TERM RESTRUCTURING RESERVE COMMITMENTS AND CONTINGENCIES          350,000          384,000

SHAREHOLDER EQUITY:
  Preferred stock - no par value; 5,000,000 shares authorized;
     656,250 series B shares issued and outstanding at June 30,
     1997 and 1996, respectively (aggregate preference on
     liquidation is $1,575,000)                                      1,494,000        1,494,000
  Common stock - no par value; 40,000,000 shares authorized;
     12,241,234 and 12,081,159 shares issued and outstanding
     at June 30, 1997 and December 31, 1996, respectively           33,610,000       33,036,000
  Common stock warrants                                                615,000          615,000
  Accumulated deficit                                              (24,315,000)     (25,548,000)
                                                                  ------------     ------------
     Net shareholders' equity                                       11,404,000        9,597,000
                                                                  ------------     ------------
     TOTAL                                                        $ 17,936,000     $ 17,234,000
                                                                  ============     ============

See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                  -----------------------   -----------------------
                                                     1997         1996         1997         1996
                                                  ----------   ----------   ----------   ----------
REVENUE:
  Net sales                                       $5,034,000   $  970,000   $9,332,000   $1,686,000
  Interest income and other                           23,000      139,000       30,000      227,000
  Licensing fees                                          --    1,300,000           --    2,600,000
                                                  ----------   ----------   ----------   ----------
     Total revenue                                 5,057,000    2,409,000    9,362,000    4,513,000
                                                  ----------   ----------   ----------   ----------
COSTS AND EXPENSES:
  Cost of sales                                    2,058,000      536,000    3,806,000      906,000
  Selling and marketing                              827,000      445,000    1,620,000      732,000
  General and administrative                         966,000      639,000    2,060,000    1,311,000
  Product development                                278,000      238,000      605,000      470,000
                                                  ----------   ----------   ----------   ----------
     Total costs and expenses                      4,129,000    1,858,000    8,091,000    3,419,000
Income before taxes                                  928,000      551,000    1,271,000    1,094,000
Income taxes                                         (31,000)          --      (37,000)          --
                                                  ----------   ----------   ----------   ----------
NET INCOME                                        $  897,000   $  551,000   $1,234,000   $1,094,000
                                                  ==========   ==========   ==========   ==========
NET INCOME PER SHARE                              $     0.07   $     0.05   $     0.09   $     0.10
                                                  ==========   ==========   ==========   ==========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                              13,659,187   12,773,754   13,628,829   12,519,436
                                                  ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------
                                                                       1997            1996
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 1,234,000     $ 1,094,000
Adjustments to reconcile net income to net cash provided by
  operations:
  Depreciation and amortization                                         559,000         119,000
  Changes in operating assets and liabilities:
     Royalty receivable                                               1,000,000              --
     Accounts receivable                                             (1,532,000)        457,000
     Inventories                                                       (859,000)       (450,000)
     Prepaid expenses and other                                         (64,000)        (53,000)
     Accounts payable, accrued and other liabilities                   (595,000)          5,000
                                                                    -----------     -----------
Net cash provided by (used by) operating activities                    (257,000)      1,172,000
                                                                    -----------     -----------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Property acquisitions (including rental and demonstration
     equipment)                                                        (437,000)       (248,000)
  Change in other assets                                                (83,000)       (157,000)
                                                                    -----------     -----------
Net cash used by investing activities                                  (520,000)       (405,000)
                                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long term debt                                           (500,000)             --
  Proceeds from exercise of stock options and warrants                  563,000       4,048,000
                                                                    -----------     -----------
Net cash provided by financing activities                                63,000       4,048,000
                                                                    -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (714,000)      4,815,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,651,000       5,628,000
                                                                    -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   937,000     $10,443,000
                                                                    ===========     ===========

See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 1997 and the results of its operations and its cash flows for the six-month periods ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

      The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997.

      Certain amounts previously reported have been reclassified to conform with the presentation at June 30, 1997.

2.    Bank Financing

      The Company has a financing agreement with a bank which provides for a working capital line of credit of $4,000,000 expiring in July 1998. There were no borrowings under the line during the quarter ended June 30, 1997.

3.    Earnings Per Share

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

4.    Recent Accounting Pronouncements


      Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share (EPS)", was issued in February 1997. Under FAS 128, the Company will be required to disclose basic EPS and diluted EPS for all periods for which an income statement is presented, which will replace disclosure currently being made for primary EPS and fully-diluted EPS. FAS 128 requires adoption for fiscal periods ending after December 15, 1997. Pro forma disclosures of basic EPS and diluted EPS for the current reporting and comparable periods in the prior year are as follows:

                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                 ------------------     ----------------
                                 1997          1996     1997       1996
                                 ----          ----     ----       ----
      Earnings Per Share:
         Basic                   $.07          $.05     $.10       $.10
         Diluted                 $.07          $.05     $.09       $.10

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain disclosures made by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature, such as comments which express the Company's opinions about trends and factors which may impact future operating results. Disclosures which use words such as the Company "believes," "anticipates," or "expects" or use similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ from those expected and readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report which seek to advise interested parties of the risks and other factors that affect the Company's business, as well as in the Company's periodic reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission. The risks affecting the Company's business include reliance on the success of the Home Health Care Industry, the reimbursement system currently in place, competition in the industry, technological changes and product availability and the integration of Block Medical, Inc. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

Results of Operations

      Net sales during the three and six-month periods ended June 30, 1997 were $5,034,000 and $9,332,000, respectively, compared to $970,000 and
      $1,686,000 for the same periods in the prior year. However, during the three and six-month periods ended June 30, 1996, the Company received licensing fees of $1,300,000 and $2,600,000, respectively which brought total revenues for these periods to $2,409,000 and $4,513,000, respectively. There were no licensing fees during the six months ended June 30, 1997. The increase in net sales for the three and six-month periods ended June 30, 1997 was primarily due to sales generated by the Company's subsidiary, Block Medical, Inc. ("Block"), of $3,835,000 and $7,405,000, respectively. Block was acquired by the Company on July 22, 1996. Interest income decreased during the three and six month periods ended June 30, 1997 compared to the prior year, due to the use of funds for the acquisition of Block in July 1996.

      In March 1996, SoloPak Pharmaceuticals, Inc. ("SoloPak") purchased the exclusive right and license to manufacture and sell certain of the Company's products in the United States and Puerto Rico. Pursuant to the agreement, SoloPak paid the Company $1.3 million in consideration of the license in March 1996 and guaranteed royalties of $1.0 million during each of the three succeeding quarters in 1996. Additionally, SoloPak agreed to pay I-Flow a royalty equal to two percent of SoloPaks' net sales of the products for the 1997 and 1998 calendar years. Royalties due for the quarter ended June 30, 1997 were not significant. Per the terms of the agreement, I-Flow has the right of first refusal to supply SoloPak with services and assistance in assembling the products until February 1998. The Company retained the right to sell the products outside the United States and Puerto Rico.

      Cost of sales of $2,058,000 and $3,806,000 were incurred during the three and six-month periods ended June 30, 1997, respectively. As a percentage of net sales, cost of sales decreased by 14% and 13% for the three and six month periods ended June 30, 1997 compared to the same periods in the prior year. This increase in gross profit on sales is primarily the result of the increased sales volume and cost savings associated with the move of a substantial portion of the Company's manufacturing to its manufacturing plant in Mexico acquired as part of the acquisition of Block.

      Selling and marketing expenses for the three and six-month periods ended June 30, 1997 increased over the same periods in the prior year by $382,000, or 86% and $888,000, or 121%, respectively. This increase is primarily a result of an increase in the internal sales force which increased from four to 15 people as a result of the acquisition of Block.

      General and administrative expenses for the three and six-month periods ended June 30, 1997 increased over the same periods in the prior year by $327,000, or 51% and $749,000, or 57%, respectively. These expenses primarily represent costs for administrative personnel, facilities and other administrative items. These costs have increased primarily as a result of the acquisition of Block.

      Product development expenses for the three and six-month periods ended June 30, 1997 increased over the same periods in the prior year by $40,000, or 17% and $135,000, or 29%, respectively. With the acquisition of Block, the Company increased its engineering staff and the number of new products under development. The Company will continue to incur product development expenses as it continues its efforts to introduce new improved-technology, cost-efficient products into the market.

Financial Condition

      During the six-month period ended June 30, 1997, funds of $257,000 were used by operating activities consisting of non-cash expenses of $559,000 less net changes in operating assets and liabilities of $2,050,000 combined with a net income of $1,234,000. These changes in operating assets and liabilities consisted of a net increase in accounts and royalty receivables of $532,000 combined with increases in inventories, prepaid expenses and other of $923,000 and a reduction in accounts payable and other liabilities of $595,000.

      The Company recorded a restructuring charge of $1,552,000 at December 31, 1996 to provide for expenses related to consolidating Block's operations with its own in 1997. The restructuring charge was comprised of expenses for severance, relocation, moving and lease abandonment. During the six-month period ended June 30, 1997 charges to the restructuring reserve of $388,000 were made for lease payments and expenses. Management believes the reserve is sufficient and anticipates that the remaining cash outflow should be completed by September 30, 1997.

      The Company used funds for investing activities during the three-month period ended June 30, 1997 by acquiring furniture, fixtures, equipment and other assets aggregating $520,000 for use in its consolidated operations.

      During the six-month period ended June 30, 1997, funds of $63,000 were provided by financing activities consisting primarily of proceeds from the exercise of stock options and Series H warrants of $563,000 net of payments on long-term debt of $500,000.

      As of June 30, 1997, the Company had available funds of $937,000 and net receivables of $5,046,000. To date, the Company has financed its operations and working capital requirements primarily through equity financings and bank borrowings. Management believes the Company's funds are sufficient to provide for its short-term projected needs for operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        Not Applicable

                         PART II - OTHER INFORMATION


Items 1. - 3.   Not Applicable

Item 4.         Submission of Matters to a Vote of Security Holders

                (a) On May 14, 1997, the Company held its annual Shareholders' Meeting.

                (b) Donald M. Earhart, Jack H. Halperin, Dr. John H. Abeles, Erik H. Loudon, Dr. Henry T. Tai, Charles C. McGettigan, Joel S. Kanter and James J. Dal Porto were elected as directors of the Company at the Annual Shareholders' Meeting.

                (c) A total of 11,575,644 of the outstanding voting securities were represented at the Annual Shareholders by proxy or in person. All matters voted upon and approved at the Annual Shareholders' Meeting were as follows:

                     (1) The separate tabulation of the votes for each Director elected is as follows, with no abstentions, or broker non-votes:

                Director Nominee                Votes For               Votes Against
                ----------------                ---------               -------------
                Donald M. Earhart               11,511,557                 64,087
                Jack H. Halperin                11,511,557                 64,087
                Dr. John H. Abeles              11,512,057                 63,587
                Erik H. Loudon                  11,511,557                 64,087
                Dr. Henry T. Tai                11,512,057                 63,587
                Charles C. McGettigan           11,512,057                 63,587
                Joel S. Kanter                  11,512,057                 63,587
                James J. Dal Porto              11,512,057                 63,587

Item 5.         Not applicable

Item 6.         Exhibits and Reports on Form 8-K

                (a) Exhibits - The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

                (b) During the quarter ended June 30, 1997, the Company filed a Current Report on Form 8-K dated April 25, 1997 reporting that the Company entered into a lease agreement for a new primary facility.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          I-FLOW CORPORATION
                                          (Registrant)


Date: August 13, 1997                     /s/ DONALD M. EARHART
                                          ------------------------------
                                          Donald M. Earhart,
                                          Chairman, President and CEO



Date: August 13, 1997                     /s/ GAYLE L. ARNOLD
                                          ------------------------------
                                          Gayle L. Arnold,
                                          Vice President, Finance, Chief
                                          Financial Officer (Principal
                                          Financial Officer)

                                INDEX TO EXHIBITS

Set forth below is a list of the exhibits included or incorporated by reference as part of this report:

   Exhibit No.                           Exhibit
   -----------                           -------
     3.1 (1)        Restated Articles of Incorporation of the Company

     3.2 (2) Certificate of Amendment to Restated Articles of Incorporation dated June 14, 1991

     3.3 (3) Certificate of Amendment to Restated Articles of Incorporation dated May 12, 1992

    10.1 (4) Lease Agreement Between Industrial Developments International, Inc. as Landlord and I-Flow
                    Corporation as Tenant

    27              Financial Data Schedule

---------------
(1) Incorporated by reference to exhibit with this title filed with the Company's Form 10-K for its fiscal year ended September 30, 1990.

(2) Incorporated by reference to exhibit with this title filed with the Company's Registration Statement (#33-41207-LA) declared effective August 8, 1991.

(3) Incorporated by reference to exhibit with this title filed with the Company's Post Effective Amendment to its Registration Statement (#33-41207-LA) declared effective November 6, 1992.

(4) Incorporated by reference to exhibit with this title filed with the Company's Report on Form 8-K dated April 25, 1997.