Form 10-Q
period 1997-09-30
I FLOW CORP /CA/
filed 1997-11-14
CIK 857728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended               September 30, 1997
                               ---------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                         -------------      -------------

                        Commission file Number: 0-18338

                               I-Flow Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                33-0121984
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

20202 Windrow Drive Lake Forest, CA                     92630
-------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                                 (714) 206-2700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

         As of September 30, 1997, there were 12,286,689 shares outstanding of Common Stock and 656,250 shares outstanding of Series B Preferred Stock.

                               I-FLOW CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                                                             Page
                                                                                                             ----
       Part I:    Financial Information

                  Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 1997 (Unaudited)
                     and December 31, 1996                                                                     3

                  Consolidated Statements of Operations for the three and nine-month
                     periods ended September 30, 1997 and 1996 (Unaudited)                                     4

                  Consolidated Statements of Cash Flows for the nine-month periods
                     ended September 30, 1997 and 1996 (Unaudited)                                             5

                  Notes to Consolidated Financial Statements                                                   6

                  Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                           8

                  Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         10

       Part II:   Other Information                                                                           11

                  Signatures                                                                                  12

                               I-FLOW CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,       December 31,
                                                                                          1997               1996
                                                                                      -------------       -----------
ASSETS                                                                                 (Unaudited)
------
  CURRENT ASSETS:
    Cash and cash equivalents                                                         $     353,000      $  1,651,000
    Royalty receivable                                                                           --         1,000,000
    Accounts receivable, net                                                              5,694,000         3,514,000
    Inventories                                                                           4,121,000         3,352,000
    Prepaids and other                                                                      237,000           141,000
                                                                                      -------------      ------------
       Total current assets                                                              10,405,000         9,658,000
                                                                                      -------------      ------------

PROPERTY:
    Furniture, fixtures and equipment                                                     4,053,000         3,264,000
    Less accumulated depreciation                                                       (1,774,000)        (1,326,000)
                                                                                      -------------      ------------
       Property, net                                                                      2,279,000         1,938,000
                                                                                      -------------      ------------

OTHER ASSETS
    Goodwill and other intangibles, net                                                   4,103,000         4,831,000
    Notes receivable and other                                                            1,208,000           807,000
                                                                                      -------------      ------------
TOTAL                                                                                 $  17,995,000      $ 17,234,000
                                                                                      =============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                                  $   1,415,000      $  1,156,000
    Accrued payroll and related expenses                                                    675,000         1,271,000
    Deferred revenue                                                                         62,000           429,000
    Current portion of long-term debt                                                     1,000,000         1,000,000
    Borrowings under line-of-credit                                                       1,000,000                --
    Restructuring reserve                                                                        --           824,000
    Other liabilities                                                                            --            73,000
                                                                                      -------------      ------------
       Total current liabilities                                                          4,152,000         4,753,000
                                                                                      -------------      ------------

LONG-TERM DEBT                                                                            1,747,000         2,500,000
LONG-TERM RESTRUCTURING RESERVE                                                                  --           384,000
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock - no par value; 5,000,000 shares authorized; 656,250 series
      B shares issued and outstanding at September 30, 1997 and December 31,
      1996, respectively (aggregate
      preference on liquidation is $1,575,000)                                            1,494,000         1,494,000
    Common stock - no par value; 40,000,000 shares
      authorized; 12,286,689 and 12,050,076 shares
      issued and outstanding at September 30, 1997 and
      December 31, 1996, respectively                                                    33,719,000        33,036,000
    Common stock warrants                                                                   615,000           615,000
    Accumulated deficit                                                                (23,732,000)       (25,548,000)
                                                                                      -------------      ------------
       Net shareholders' equity                                                          12,096,000         9,597,000
                                                                                      -------------      ------------
TOTAL                                                                                 $  17,995,000      $ 17,234,000
                                                                                      =============      ============

See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                               ---------------------------      --------------------------
                                                   1997            1996            1997           1996
                                               -----------     -----------      -----------    -----------
REVENUE:
  Net sales                                    $ 4,705,000     $ 2,965,000      $14,068,000    $ 4,695,000
  Licensing fees                                        --       1,000,000               --      3,600,000
                                               -----------     -----------      -----------    -----------
    Total revenue                                4,705,000       3,965,000       14,068,000      8,295,000
                                               -----------     -----------      -----------    -----------

COSTS AND EXPENSES:
  Cost of sales                                  2,085,000       1,140,000        5,891,000      2,045,000
  Selling and marketing                            827,000         824,000        2,448,000      1,556,000
  General and administrative                       807,000         982,000        2,724,000      2,259,000
  Product development                              209,000         334,000          813,000        804,000
  In-process research and development                            4,900,000                       4,900,000
                                               -----------     -----------      -----------    -----------
    Total costs and expenses                     3,928,000       8,180,000       11,876,000     11,564,000

Income (loss) before interest and taxes            777,000      (4,215,000)       2,192,000     (3,269,000)
Interest income (expense)                          (69,000)        (10,000)        (212,000)       173,000
Income taxes                                       (29,000)             --          (67,000)       (35,000)
                                               -----------     -----------      -----------    -----------
NET INCOME (LOSS)                              $   679,000     $(4,225,000)     $ 1,913,000    $(3,131,000)
                                               ===========     ===========      ===========    ===========

NET INCOME (LOSS) PER SHARE                    $      0.05     $     (0.34)     $      0.14    $     (0.28)
                                               -----------     -----------      -----------    -----------
WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING                                   13,842,053      11,569,690       13,736,416     11,225,418
                                               -----------     -----------      -----------    -----------



See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                      --------------------------------
                                                                                         1997                1996
                                                                                      -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                     $ 1,913,000         $ (3,131,000)
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
   In-process research and development                                                         --            4,900,000
  Depreciation and amortization                                                         1,176,000              172,000
  Changes in operating assets and liabilities:
    Royalty receivable                                                                  1,000,000                   --
    Accounts receivable                                                                (2,180,000)             602,000
    Inventories                                                                          (769,000)             (52,000)
    Prepaid expenses and other                                                            (96,000)            (120,000)
    Accounts payable, accrued and other liabilities                                    (2,082,000)             653,000
                                                                                      -----------         ------------
Net cash provided by (used by) operating activities                                    (1,038,000)           3,024,000
                                                                                      -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property acquisitions (including rental and
    demonstration equipment)                                                             (789,000)            (466,000)
  Business acquisition                                                                                     (16,036,000)
  Change (increase) in notes receivable                                                  (401,000)            (147,000)
                                                                                      -----------         ------------
Net cash used by investing activities                                                  (1,190,000)         (16,649,000)
                                                                                      -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (payments) on notes payable                                                   (753,000)           3,947,000
  Proceeds from borrowings on line of credit                                            1,000,000
  Proceeds from exercise of stock options and warrants                                    683,000            5,574,000
                                                                                      -----------         ------------
Net cash provided by financing activities                                                 930,000            9,521,000
                                                                                      -----------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (1,298,000)          (4,104,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                                1,651,000            5,628,000
                                                                                      ===========         ============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $   353,000         $  1,524,000
                                                                                      ===========         ============



See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 1997 and the results of its operations and its cash flows for the nine-month periods ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

         The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997.

         Certain amounts previously reported have been reclassified to conform with the presentation at September 30, 1997.


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


                                                    Three Months Ended                       Nine Months Ended
                                                       September 30,                           September 30,
                                                 1997                1996                1997                1996
                                                 ----                ----                ----                ----
           Earnings Per Share:
             Basic                              $0.05               $(0.34)              $0.15             $(0.28)
             Diluted                            $0.05               $(0.34)              $0.14             $(0.28)

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Certain disclosures made by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature, such as comments which express the Company's opinions about trends and factors which may impact future operating results. Disclosures which use words such as the Company "believes," "anticipates," or "expects" or use similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ from those expected and readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report which seek to advise interested parties of the risks and other factors that affect the Company's business, as well as in the Company's periodic reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission. The risks affecting the Company's business include reliance on the success of the Home Health Care Industry, the reimbursement system currently in place, competition in the industry, technological changes and product availability. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

RESULTS OF OPERATIONS

         Net sales during the three and nine-month periods ended September 30, 1997 were $4,705,000 and $14,068,000, respectively, compared to $2,965,000 and $4,695,000 for the same periods in the prior year. During the three and nine-month periods ended September 30, 1996, the Company also received licensing fees of $1,000,000 and $3,600,000, respectively which brought total revenues for these periods to $3,965,000 and $8,295,000, respectively. The increase in net sales for the three and nine-month periods ended September 30, 1997 was primarily due to sales of products from Block Medical, Inc. ("Block") of approximately $3,200,000 and $10,000,000, respectively. Block was acquired by the Company on July 22, 1996.

         Notwithstanding the year-to-year increase, net sales for the quarter were less than anticipated due to lower than forecasted sales from one of the Company's primary international distributors. This distributor is currently undergoing certain changes within its internal organization and seeking to finalize the acquisition of a major European homecare company. These changes within the distributor have created a shortfall in current sales to the distributor that may continue through at least the remainder of this year. Management believes, however, that these efforts by the distributor will ultimately increase the sales of I-Flow products into the European market.

         In March 1996, SoloPak Pharmaceuticals, Inc. ("SoloPak") purchased the exclusive right and license to manufacture and sell certain of the Company's products in the United States and Puerto Rico. Pursuant to the agreement, SoloPak paid the Company $1.3 million in consideration of the license in March 1996 and guaranteed royalties of $1.0 million during each of the three succeeding quarters in 1996. Additionally, SoloPak will pay I-Flow a royalty equal to two percent of SoloPaks' net sales of the products for the 1997 and 1998 calendar years. Royalties due for the quarter ended September 30, 1997 were not significant. Per the terms of the agreement, I-Flow has the right of first refusal to supply SoloPak with services and assistance in assembling the products until February 1998. The Company retained the right to sell the products outside the United States and Puerto Rico.

         Cost of sales of $2,085,000 and $5,891,000 were incurred during the three and nine-month periods ended September 30, 1997, respectively. As a percentage of net sales, cost of sales were relatively unchanged compared to the same periods in the prior year.

         Selling and marketing expenses for the three-month period ended September 30, 1997 were consistent with those for the same period in the prior year. Selling and marketing expenses for the nine-month period ended September 30, 1997 increased over the same period in the prior year by $892,000, or 57%. This increase for the nine-month period is primarily a result of an increase in the internal sales force which increased from four to 15 people as a result of the acquisition of Block in July 1996.

         General and administrative expenses for the three-month period ended September 30, 1997 decreased $175,000 or 18% from the same period in the prior year due to the consolidation of the operations of Block into the operations of the Company. These expenses primarily represent costs for administrative personnel, facilities and other administrative items which management has made continuous efforts to reduce since the acquisition of Block. General and administrative expenses for the nine-month period ended September 30, 1997 increased over the same period in the prior year by $465,000, or 21%. This increase was primarily the result of the acquisition of Block in July 1996 and thus the duplication of facilities and certain personnel in the early months following the acquisition.

         Product development expenses for the three-month period ended September 30, 1997 decreased over the same period in the prior year by $125,000, or 37% and remained relatively stable for the nine-month period ended September 30, 1997 compared to the same period in the prior year. With the acquisition of Block, the Company increased its engineering staff but has since decreased the overall engineering costs by consolidating the Block engineering efforts with its own. The

         Company will continue to incur product development expenses as it continues its efforts to introduce new improved-technology, cost-efficient products into the market.


FINANCIAL CONDITION

         During the nine-month period ended September 30, 1997, funds of $1,038,000 were used by operating activities consisting of net income of $1,913,000 plus non-cash expenses of $1,176,000 less net changes in operating assets and liabilities of $4,127,000. These changes in operating assets and liabilities consisted of: (1) a decrease in royalties receivable of $1,000,000, less (2) a net increase in accounts receivable of $2,180,000 due to the increase in net sales, (3) an increase in inventories, prepaid expenses and other of $865,000 due to the growth in the Company's operations and (4) a reduction in accounts payable and other liabilities of $2,082,000 due to a decrease in accrued payroll related expenses based on a reduction in the number of personnel and due to the payment of 1996 year-end bonuses in February 1997.

         The Company recorded a restructuring charge of $1,552,000 at December 31, 1996 to provide for expenses related to consolidating Block's operations with its own in 1997. The restructuring charge was comprised of expenses for severance, relocation, moving and lease abandonment. During the nine-month period ended September 30, 1997 charges to the restructuring reserve were made for such costs, there was no reserve balance remaining as of September 30, 1997 and no further charges are expected to occur.

         The Company used funds for investing activities during the nine-month period ended September 30, 1997 by acquiring leasehold improvements, furniture, fixtures, equipment and other assets aggregating $1,190,000 for use in its operations.

         During the nine-month period ended September 30, 1997, funds of $930,000 were provided by financing activities consisting primarily of proceeds from borrowings on the line of credit and the exercise of stock options and warrants net of payments on notes payable.

         As of September 30, 1997, the Company had cash funds of $353,000 and net receivables of $5,694,000. To date, the Company has financed its operations and working capital requirements primarily through equity financings and bank borrowings. Management believes the Company's funds are sufficient to provide for its projected needs for operations for the next fiscal year.


Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk.    -  Not Applicable

                           PART II - OTHER INFORMATION

         Items 1. - 5.     Not Applicable

         Item   6.         Exhibits and Reports on Form 8-K

                            (a) Exhibits - (See Index to Exhibits)

                            (b) During the quarter ended September 30, 1997, the Company filed no Current Reports on Form 8-K.

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


                                                 I-FLOW CORPORATION
                                                 ------------------
                                                     (Registrant)





         Date:  November 12, 1997            /s/ Donald M. Earhart
                                             ----------------------------------
                                             Donald M. Earhart,
                                             Chairman, President and CEO



         Date:  November 12, 1997            /s/ Gayle L. Arnold
                                             ----------------------------------
                                             Gayle L. Arnold,
                                             Vice President, Finance,
                                             Chief Financial Officer

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