Form 10-K
period 1997-12-31
I FLOW CORP /CA/
filed 1998-03-31
CIK 857728

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

   FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 0-18338

                               I-FLOW CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         CALIFORNIA                                                   33-0121984
                (STATE OR OTHER JURISDICTION                              (IRS EMPLOYER IDENTIFICATION NO.)
             OF INCORPORATION OR ORGANIZATION)
            20202 WINDROW DRIVE, LAKE FOREST, CA                                        92630
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 206-2700

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]    No  [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the 11,992,998 shares of voting Common Stock of the registrant held by non-affiliates of the registrant on February 27, 1998, based on the last sale price of such stock on the Nasdaq Small Cap Market on such date was $31,481,620.

    Registrant's outstanding stock as of February 27, 1998 was 13,417,655 shares of Common Stock and 656,250 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible by the holders thereof at any time into 700,000 shares of the Company's Common Stock and, except as otherwise provided by law or the Certificate of Determination of Preferences of Series B Preferred Stock, votes with the Common Stock as a single class on all matters submitted to holders of Common Stock. All the Preferred Stock is held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Information required by Part III is incorporated by reference to portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's year ended December 31, 1997.

    Certain information required by Parts II and IV is incorporated by reference to portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     I-Flow Corporation (the "Company" or "I-Flow") designs, develops, manufactures and markets technically advanced, ambulatory infusion systems that administer antibiotics, analgesics, chemotherapeutic agents, hormones, nutrients, hydration therapies and other medical treatments to patients. These compact, portable devices simplify and improve patient care, while reducing costs through innovative product design. They are used most frequently in the home, hospitals and physician offices.

     The Company was incorporated in the State of California in July 1985. The Company's corporate offices are located at 20202 Windrow Drive, Lake Forest, California 92630. The telephone number is (714) 206-2700 and its web site is located at www.i-flowcorp.com.

ACQUISITION OF BLOCK MEDICAL, INC.

     On July 3, 1996, the Company entered into an agreement for the purchase of substantially all of the assets of Block Medical, Inc. ("Block"), a wholly owned subsidiary of Hillenbrand Industries, Inc. Block was a San Diego, California based manufacturer and marketer of ambulatory infusion devices. The transactions contemplated by this agreement were consummated on July 22, 1996.

ACQUISITION OF INFUSYSTEMS II, INC. AND VENTURE MEDICAL, INC.

     On February 9, 1998, the Company entered into an agreement and plan of merger contemplating the merger of Infusystems II, Inc. and Venture Medical, Inc. with and into a wholly-owned subsidiary of I-Flow. The transactions contemplated by this agreement were consummated on February 11, 1998.

     Infusystems II and Venture Medical (collectively referred to as "Infusystem") is a leading ambulatory infusion pump management firm based in Madison Heights, Michigan. By delivering pumps from a variety of manufacturers to private medical practices and clinics across the country, Infusystem uses a unique approach to service the cancer infusion therapy market. InfuSystem specializes in providing ambulatory infusion pumps and the related disposables used primarily for cancer treatments. Infusystem believes it has captured approximately 30% of the total target physician and clinical ambulatory pump market for outpatient chemotherapy treatment.

THE PRODUCTS

     I-Flow offers the health care professional a complete line of cost-effective infusion therapy devices designed to meet the needs of today's managed care environment both in the hospital and alternate site setting. The I-Flow family of technically advanced infusion products is portable, reliable, economical and versatile.

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

     The ONE-STEP KVO(TM) is a new elastomeric infusion device intended to be used as an alternative to flushing and as a means to help prevent catheter occlusions. There are several hundred million flushes performed on catheters in the U.S. every year and the process is expensive, cumbersome and difficult to perform correctly. The complication rates for PICC line catheters exceed 20%, many of which are attributable to improper flushing techniques. The ONE-STEP KVO not only helps prevent complications associated with flushing, but it is significantly more cost effective and easy to use. The ONE-STEP KVO is well suited for hospitals, skilled nursing facilities and home healthcare environments.

  Syringe Delivery Systems

     The Medi-SIS(TM) 20 and Medi-SIS 60 Syringe Infusion Systems are designed to provide an accurate intravenous ("IV") push delivery from a syringe. This cost-effective syringe system delivers IV medications in single doses or in multi-doses from one syringe over periods from 5 minutes to 12 hours. The Medi-SIS Syringe Infusion System provides the healthcare professional with a reusable, mechanical delivery system that can replace gravity based systems while providing a low cost, accurate delivery with less teaching time required for patients.

     The Band-It(TM) Syringe Delivery System and the Band-It One Dose(TM) System deliver a variety of medications such as antibiotics, diuretics, and other low volume drugs. The Band-It utilizes a standard Becton-Dickinson 10 or 20 cc syringe to infuse over 15 to 30 minutes, providing the lowest supply cost per dose while still providing a safe and accurate alternative to gravity or IV push methods.

  Non-Electronic IV Bag Delivery Systems

     The Liberty(TM) 100, Liberty 250 and Liberty 1000 IV Bag Infusion Systems deliver medications from standard Abbott Laboratories, Inc. or Baxter International, Inc. IV bags. The Liberty System provides a safe, easy to use means of providing a controlled infusion, eliminating the need to teach patients to count drops, use a roller clamp, etc. The I-Flow Liberty system encourages improved patient compliance, while providing a low cost means of infusion delivery.

     The PARAGON(TM) ambulatory infusion pump provides accurate and cost effective delivery of IV medications, including chemotherapy, heparin and analgesics, which require precise and reliable delivery over extended periods of time. The companion product, SIDEKICK, utilizes a patented spring technology to deliver IV antibiotics over a shorter time period. These products are sold outside of the United States.

     The Rely-A-Flow(TM) Gravity Set eliminates roller clamps and reduces the risk of over infusion using gravity. Flow control tubing precisely controls the rate of infusion, providing a safe and cost-effective method for delivering medications from standard IV fluid containers at a controlled rate of flow.

  Electronic Pumps

     Verifuse(TM), Verifuse Plus(TM) and the I-Flow VIP(TM) are the only infusion devices available today that can be used with the VOICELINK(R). These electronic infusion pumps are multi-therapy, ambulatory infusion devices with features similar to pumps currently on market.

     VOICELINK represents the "standard for tele-medicine". With VOICELINK, the only piece of equipment a caregiver needs is a telephone. There is no computer to carry and no special software to learn. Remote programming and monitoring is as simple as dialing a telephone and following the verbal instructions from a voice mail-like system. VOICELINK and a standard touch tone telephone or cellular phone is all that is needed. The Company is currently reviewing possibilities for licensing the VOICELINK technology for other applications.

     Vivus 4000(R) is the only ambulatory, multi-channel, multi-therapy electronic infusion pump available. It provides accurate and safe remote programming and delivery of four individual protocols regardless of complexity.

THE MARKET

     Alternate site healthcare has grown significantly in the past few years. Ambulatory infusion devices are one of the fastest growing segments in the alternate site healthcare marketplace. An ambulatory pump allows patients to leave the hospital earlier, making it very attractive to cost-conscious hospitals and to patients who favor home treatment. Alternate site revenues for infusion devices were estimated at $400 million in 1995 and are expected to reach approximately $600 million by the year 2000. This field has been identified by marketing research analysts as one of the fastest growing segments in the U.S. healthcare market with revenues rising in excess of 20% annually.

     Infusystem's market further extends the reach of I-Flow's products into physician offices and clinics, which specialize in cancer treatment. There are over 7,000 physicians and clinics in the cancer treatment market, of which the Company serves over 500. In addition, the Company also serves over 500 hospitals and hospital outpatient centers. Two of I-Flow's newer products, the ONE-STEP KVO and the Medi-SIS Syringe Infusion System, are well suited for the hospital market. There has been tremendous growth in the number of hospital outpatient centers as hospitals attempt to broaden the geographic reach within their communities.

COMPETITION

     The IV drug and nutrient infusion segment of the alternate site healthcare industry is highly competitive. The Company competes in this market based on price, service and product performance. Some of the competitors have significantly greater resources than the Company for research and development, manufacturing and marketing, and may be better able to compete for a share of the market, even in areas in which the Company's products may be superior. The industry is subject to technological changes and there can be no assurance that the Company will be able to maintain any existing technological lead long enough to establish its products and to sustain profitability.

     The Company has focused its product development efforts on products in the ambulatory infusion systems market and, with certain of its new products, it is expanding its market to include hospitals. Amounts spent on Company-sponsored product development activities are disclosed in the Statements of Operations in the Financial Statements included elsewhere herein.

SALES AND DISTRIBUTION

     Distribution of the Company's products is currently managed directly through its internal sales force as well as through a number of regional medical product distributors. As of February 1998, the Company and its newly acquired subsidiary, InfuSystem, had approximately 20 internal sales representatives located throughout the United States. The Company is actively pursuing additional distribution arrangements for its products.

     In March 1998, the Company entered into a letter of intent with B. Braun Medical Inc., a world leader in the manufacture and distribution of pharmaceuticals and infusion products, to distribute I-Flow's HOMEPUMP Eclipse, HOMEPUMP Eclipse C-Series and One-Step KVO elastomeric products in the United States. This relationship will strengthen I-Flow's existing distribution network in the home care/alternate site market and open yet another new channel of distribution directly into hospitals through the nationwide reach of B. Braun's 125 direct sales professionals.

     The Company sells several of its products into the international market and has signed agreements with distributors in various countries. Currently, the Company is selling its products through distributors in the Canada, Brazil, the Benelux Countries, Germany, England, Ireland, Italy, Mexico, Spain, Korea, Australia, New Zealand and Israel. Aggregate sales to countries outside of the United States represented approximately 36%, 30% and 21% of the Company's revenues for the years ended December 31, 1997, 1996 and 1995, respectively. The Company does not have any capital investments in any foreign operations except for its plant in Mexico.

MANUFACTURING AND OPERATIONS

     Electromechanical assembly, calibration, pre and post-assembly quality assurance inspection and testing, and final packaging for all products have historically been performed at I-Flow facilities by I-Flow employees using parts and materials acquired from a variety of outside vendors. Printed circuit board manufacture and component integration are performed externally, with I-Flow obtaining custom circuit boards and then providing the electronic materials and engineering specifications to an outside assembler. In July 1997, the Company consolidated its U.S. operations to a new facility in Lake Forest, California.

     With the acquisition of substantially all the assets of Block in July 1996, the Company acquired Block's wholly owned subsidiary, a manufacturing plant in Northern Mexico. This plant has been in operation since 1994 and has historically performed and is currently performing the manufacture of all of Block's disposable IV infusion devices and tubing sets. The Company intends to maintain the plant in Mexico and to manufacture a substantial portion of its products there. The Company regularly reviews the use of outside vendors for production versus internal manufacturing, analyzing factors such as the quality of the products received from vendors, the costs of the products, timely delivery and employee utilization.

     In each of the years ended December 31, 1997, 1996 and 1995, the Company incurred expenses of $1,035,000, $1,139,000 and $840,000, respectively, for research and development.

PATENTS AND TRADEMARKS

     The Company has filed U.S. patent applications for substantially all of its products. The Company received a patent for the Medi-SIS Syringe Delivery System in 1997 bringing the total number of patents now held by the Company to 40.

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

REGULATIONS GOVERNING THE COMPANY'S MANUFACTURING OPERATIONS

     Development and manufacture of I-Flow products are regulated by the U.S. Food, Drug and Cosmetic Act. The Food and Drug Administration ("FDA"), which administers this Act, has issued a number of regulations that dictate the method by which new products are allowed to enter the U.S. market, and the documentation and control of the manufacturing processes. The Company regularly receives its biannual inspections from the FDA, and to date, there have been no reportable conditions found during these inspections.

     In addition to the FDA, the State of California has a set of similar regulations and requires annual production-site inspections to maintain the relevant manufacturing license. State regulations also address the storage and handling of certain chemicals and disposal of their wastes.

     Products intended for export shipment are also subject to additional regulations, including compliance with ISO 9000. In May 1995, the Company received ISO 9001 certification, which ensures that I-Flow's products meet specified uniform standards of quality and testing. The Company was also granted permission to use the CE mark on its products, which reflects approval of the Company's products for export into 18 member countries of the European Community. In December 1996, the operations of Block were also added to the Company's ISO certification and permission was granted to use the CE mark on the Block products.

     The Company has passed all regulatory inspections and believes that it is currently in compliance with all relevant federal, state and international requirements in all material respects.

EMPLOYEES

     As of February 27, 1998, the Company and its newly acquired subsidiary, InfuSystem, had a total of 120 full-time employees in the United States and the Company had 119 employees in its wholly-owned subsidiary in Mexico. No U.S. employees are covered by a collective bargaining agreement with a union. The Company considers its relationship with its employees to be very good. The Company also uses temporary employees as needed, mainly in manufacturing.

ITEM 2.  DESCRIPTION OF PROPERTY

     In July 1997, the Company entered into a noncancelable operating lease for a new 51,000 square foot building in Lake Forest, California, for its primary facility. The lease agreement contains certain scheduled rent increases (which are accounted for on a straight-line basis) and expires in June 2007 (see Note 6 of Notes to Consolidated Financial Statements). The Company also leases a facility for its manufacturing plant in Northern Mexico and a facility for the operation of its newly acquired subsidiary in Detroit, Michigan.

ITEM 3.  LEGAL PROCEEDINGS

     As of February 28, 1998, the Company was involved in legal proceedings in the normal course of operations. Although the outcome of the litigations cannot be determined as of February 28, 1998, in the opinion of management any resulting future liability will not have a material adverse effect on the Company, taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three months ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers of the Company as of February 28, 1998. There are no family relationships between any of the executive officers or directors of the Company. The executive officers are chosen annually at the first meeting of the Board of Directors following the annual meeting of shareholders and, subject to the terms of any employment agreement, serve at the pleasure of the Board of Directors.

                  NAME (AGE)                                    POSITION
                  ----------                                    --------
Donald M. Earhart (53)........................  President, Chief Executive Officer and
                                                  Chairman of the Board
Henry Tsutomu Tai, Ph.D., M.D. (54)...........  Secretary and Director
James J. Dal Porto (44).......................  Executive Vice President, Chief Operating
                                                  Officer and Director
Gayle L. Arnold (36)..........................  Chief Financial Officer and Treasurer

     DONALD M. EARHART, former Corporate Officer and President of the Optical Division of Allergan, Inc. (from 1986 to 1990), has been Chairman of the Board since March 1991, and Chief Executive Officer since July 1990. Mr. Earhart joined the Company as President and Chief Operating Officer in June 1990. Mr. Earhart, who holds a Bachelor of Engineering from Ohio State University and a Masters Degree in Business Administration from Roosevelt University, has over 23 years experience in the medical products industry. Prior to his employment at Allergan, he was a Corporate Officer and Division President of Bausch and Lomb, and was an operations manager of Abbott Laboratories. He has also served as an engineering consultant at Peat, Marwick, Mitchell & Co., and as an engineer with Eastman Kodak Company. Mr. Earhart currently serves on the Board of Directors of Abacus Investments, Ltd.

     HENRY TSUTOMU TAI, PH.D., M.D. is the initial progenitor of the Company's product and business concept in multiple-drug infusion systems and founding director. Dr. Tai was Chairman of the Board from 1985 to 1988, and has been a director and Secretary of the Company since 1990. Dr. Tai has been a consultant in hematology and oncology since 1977. Dr. Tai holds a Bachelor of Arts degree in Molecular Biology from Harvard University, a Ph.D. in Molecular Biology and a M.D. from the University of Southern California. He has done postdoctoral research in the molecular biology of tumor virus DNA at the Weizman Institute of Science in Israel and at the California Institute of Technology.

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

     GAYLE L. ARNOLD joined the Company in April 1991 to serve as Controller, was promoted to Vice President, Finance in February 1994 and given the additional office of Treasurer in May 1996. Prior to joining the Company, Ms. Arnold served as a Manager with the accounting firm, Deloitte & Touche LLP where she was employed from 1984 to 1991. Ms. Arnold is a Certified Public Accountant and holds a Bachelor of Business Administration degree from the University of Texas, Austin.

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

                                                              HIGH      LOW
                                                              -----    -----
1996
  1st Quarter...............................................  $5.50    $3.81
  2nd Quarter...............................................  $5.94    $3.69
  3rd Quarter...............................................  $4.94    $3.81
  4th Quarter...............................................  $5.44    $4.06
1997
  1st Quarter...............................................  $5.88    $4.00
  2nd Quarter...............................................  $4.31    $3.88
  3rd Quarter...............................................  $5.00    $3.91
  4th Quarter...............................................  $5.13    $2.56

     American Stock Transfer & Trust Company is the Company's transfer agent for its Common Stock. As of February 27, 1998, the Company had approximately 500 shareholders of record, and based upon information received from nominee holders, the Company believes it has in excess of 9,000 total beneficial holders.

     The Company has not paid, and does not currently expect to pay in the foreseeable future, cash dividends on its Common Stock.

     In July 1995, an aggregate of 758,681 shares of the Company's Common Stock were issued upon exercise of various warrants issued to holders in previous private placements at an exercise price of $2.25 per share, for net proceeds of $1,707,000. In January and February 1996, an aggregate of 1,999,255 shares of the Company's Common Stock were issued upon exercise of Series G warrants, which were issued to holders in a private placement in March 1991, at an exercise price of $3.00 per share, for net proceeds of $5,998,000. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. On February, 28 1997, the Company's Registration Statement on Form S-3 (Registration No. 333-21493) relating to the sale by certain selling shareholders of shares of common stock which were previously issued, shares of common stock issuable upon the exercise of outstanding warrants and shares of common stock issuable upon exercise of outstanding options, became effective. The shares of Common Stock issued upon exercise of such warrants were included in the Registration Statement.

     On July 3, 1996, the Company entered into an Agreement for Purchase and Sales of Assets (the "Asset Agreement") by and among the Company, Block Medical, Inc., a Delaware corporation ("Block") and Hillenbrand Industries, Inc., an Indiana corporation and the parent of Block ("Hillenbrand") which contemplated the purchase by the Company or its wholly-owned subsidiary of substantially all of the assets of Block from Block and Hillenbrand. The transactions contemplated by the Asset Agreement were consummated on July 22, 1996. Consideration for the purchase included 433,018 shares of the Company's Common Stock (issued to Hillenbrand) and a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $4.62, expiring July 22, 2001 (issued to Hillenbrand), exercisable at anytime. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The shares of Common Stock issuable upon exercise of Hillenbrand's Warrant were included in their Registration Statement on form S-3 (Registration No. 333-21493) filed by the Company in February 1997.

(Registration No. 333-21493) relating to the sale by certain selling shareholders of shares of common stock which were previously issued, shares of common stock issuable upon the exercise of outstanding warrants and shares of common stock issuable upon exercise of outstanding options, became effective.

     On February 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") with, InfuSystems II, Inc. ("InfuSystem"), Venture Medical, Inc. ("VMI") and the shareholders of InfuSystem and VMI, contemplating the merger of InfuSystem and VMI with and into a wholly-owned subsidiary of the Company. Pursuant to the Agreement, VMI and InfuSystem were merged (the "Merger") with and into the subsidiary effective as of February 11, 1998 (the "Effective Time"). In the Merger, all of the outstanding shares of Common Stock of VMI and InfuSystem were exchanged for shares of Common Stock of the Company. The aggregate number of shares of Common Stock of the Company issued in the Merger to the shareholders of VMI and InfuSystem was 972,372 shares. In accordance with the terms of the Merger Agreement, 59,395 shares of the Company's Common Stock were issued to Amherst Capital partners, LLC ("Amherst"), investment banker for InfuSystems and VMI, as payment of Amherst's fees and expenses in connection with the Merger. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the Merger Agreement, the Company is obligated to use its best commercially reasonable efforts to register the shares of Common Stock within six months after the Effective Time.

ITEM 6.  SELECTED FINANCIAL DATA

     The table entitled "Selected Consolidated Financial Data" shown on page 5 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears on pages 6 to 9 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Financial Statements

     The financial statements, including the notes thereto, included on pages 11 through 26 of the Company's 1997 Annual Report to Shareholders together with the section entitled "Independent Auditors Report" included on page 11 are incorporated herein by reference.

(b) Financial Statement Schedules

                                 SCHEDULE II --
                       VALUATION AND QUALIFYING ACCOUNTS

                                               BALANCE    CHARGED
                                                 AT       TO COSTS    ADDITIONS                   BALANCE
                                              BEGINNING     AND      FOR BUSINESS                 AT END
               CLASSIFICATION                 OF PERIOD   EXPENSES   ACQUISITION    DEDUCTIONS   OF PERIOD
               --------------                 ---------   --------   ------------   ----------   ---------
Year ended December 31, 1995:
  Allowance for doubtful accounts...........   247,000    262,000                                  509,000
  Reserve for obsolete inventories..........   461,000                                296,000      165,000
Year ended December 31, 1996:
  Allowance for doubtful accounts...........   509,000                   29,000       413,000      125,000
  Reserve for obsolete inventories..........   165,000                1,169,000       567,000      767,000
Year ended December 31, 1997:
  Allowance for doubtful accounts...........   125,000    338,000                                  463,000
  Reserve for obsolete inventories..........   767,000    612,000                     244,000    1,135,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Election of Directors" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1997 and the information from the section entitled "Executive Officers of the Registrant" following Part I, Item 4 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the captions "Executive Compensation," "Compensation Committee Interlock Insider Participation" and "Stock Performance Graph" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Principal Shareholders and Stock Ownership of Management" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report:

     (1) Financial Statements

     The following financial statements of the Company and independent auditors' report are included on pages 10 to 26 of the Company's 1997 Annual Report to Shareholders and are incorporated herein by reference:

                                                                       ANNUAL REPORT
                                                                          PAGE(S)
                                                                       -------------
         Independent Auditors' Report................................       10
         Financial Statements
           Consolidated Balance Sheets, December 31, 1997 and 1996...       11
           Consolidated Statements of Operations for the years ended
              December 31, 1997, 1996 and 1995.......................       12
           Consolidated Statements of Shareholders' Equity for the
              years ended December 31, 1997, 1996 and 1995...........       13
           Consolidated Statements of Cash Flows for the years ended
              December 31, 1997, 1996 and 1995.......................       14
           Notes to Financial Statements.............................       15

     The following are included herein:

                                                                       PAGE IN THIS
                                                                          REPORT
                                                                       ------------
         Independent Auditors' Report................................       12

     The Financial Statements and Independent Auditor's Report listed in the above index which are included in the Company's 1997 Annual Report to Shareholders are hereby incorporated herein by reference. With exception of the items referred to above and in Items 6, 7, and 8, the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 is not deemed filed as part of this Report.

     (2) Financial Statement Schedules included herein:

                                                                       PAGE IN THIS
                                                                          REPORT
                                                                       ------------
         Schedule II -- "Valuation and Qualifying Accounts"..........        9

        All other schedules are omitted as the required information is inapplicable.

     (3) Exhibits

     The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          I-FLOW CORPORATION

                                          By:     /s/ DONALD M. EARHART
                                            ------------------------------------
                                                     Donald M. Earhart,
                                                 Chairman, President & CEO

Dated: March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 30, 1998:

                   SIGNATURE                                              TITLE
                   ---------                                              -----

             /s/ DONALD M. EARHART                  Chairman, President and Chief Executive Officer
------------------------------------------------
               Donald M. Earhart

             /s/ JAMES J. DAL PORTO                 Executive Vice President, Chief Operating Officer
------------------------------------------------    and Director
               James J. Dal Porto

              /s/ GAYLE L. ARNOLD                   Chief Financial Officer (Principal Financial and
------------------------------------------------    Accounting Officer)
                Gayle L. Arnold

               /s/ JOHN H. ABELES                   Director
------------------------------------------------
              John H. Abeles, M.D.

              /s/ JACK H. HALPERIN                  Director
------------------------------------------------
                Jack H. Halperin

               /s/ JOEL S. KANTER                   Director
------------------------------------------------
                 Joel S. Kanter

               /s/ ERIK H. LOUDON                   Director
------------------------------------------------
                 Erik H. Loudon

           /s/ CHARLES C. MCGETTIGAN                Director
------------------------------------------------
             Charles C. McGettigan

             /s/ HENRY TSUTOMU TAI                  Director and Secretary
------------------------------------------------
         Henry Tsutomu Tai, Ph.D., M.D.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of I-Flow Corporation:

     We have audited the consolidated financial statements of I-Flow Corporation as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 19, 1998. Such financial statements and report are included in I-Flow Corporation's Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of I-Flow Corporation listed in Item 8. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          DELOITTE & TOUCHE, LLP

Costa Mesa, California
February 19, 1998

                               INDEX TO EXHIBITS

     Set forth below is a list of the exhibits included as part of this report:

EXHIBIT
  NO.                               EXHIBIT
-------                             -------
 3.1      Restated Articles of Incorporation of the Company(2)
 3.2      Certificate of Amendment to Restated Articles of
          Incorporation dated June 14, 1991(3)
 3.3      Certificate of Amendment to Restated Articles of
          Incorporation dated May 12, 1992(5)
 3.4      Certificate of Determination covering Company's Series B
          Preferred Stock filed with the Secretary of State on October
          5, 1992(5)
 3.5      Restated Bylaws as of July 22, 1991 of the Company(3)
 4.1      Specimen Common Stock Certificate(5)
 4.2      Warrant Agreement between the Company and American Stock
          Transfer & Trust Company, as Warrant Agent, dated February
          13, 1990(1)
 4.3      Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc.(8)
10.1      Employment Agreement with Donald M. Earhart dated May 16,
          1990(2)(6)*
10.2      1987-1988 Incentive Stock Option Plan and Non-Statutory
          Stock Option Plan Restated as of March 23, 1992(5)(6)*
10.3      1992 Non-Employee Director Stock Option Plan(4)(6)
10.4      License and Transfer Agreement with SoloPak Pharmaceuticals
          Inc., dated March 6, 1996(7)
10.5      1996 Stock Incentive Plan(6)(9)*
10.6      Agreement for Purchase and Sale of Assets dated as of July
          3, 1996 by and among I-Flow Corporation, Block Medical, Inc.
          and Hillenbrand Industries, Inc.(8)
10.7      Employment Agreement with James J. Dal Porto dated September
          6, 1996(10)*
10.8      Lease Agreement Between Industrial Developments
          International, Inc. as Landlord and I-Flow Corporation as
          Tenant dated April 14, 1997(11)
10.9      Agreement and Plan of Merger by and among I-Flow
          Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc.,
          and InfuSystems II, Inc. and the Shareholders of Venture
          Medical, Inc. and InfuSystems II, Inc.(12)
13        1997 Annual Report to Shareholders (not deemed to be filed herein except for certain portions which have been
          incorporated herein by reference)
21        List of Subsidiaries
23.1      Independent Auditors' Consent
27        Financial Data Schedule

------------
 (1) Incorporated by reference to exhibit with this title filed with the Company's Registration Statement (#33-32263-LA) declared effective February 1, 1990.

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

 (6) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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

(10) Incorporated by reference to exhibit with this title filed with the Company's Form 10-K for its fiscal year ended December 31, 1996.

  * Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(11) Incorporated by reference to exhibit with this title filed with the Company's Report on Form 8-K dated April 14, 1997.

(12) Incorporated by reference to exhibit with this title filed with the Company's Report on Form 8-K dated February 9, 1998.