Form 10-Q
period 1998-03-31
I FLOW CORP /CA/
filed 1998-05-15
CIK 857728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  __________ to ___________
                         Commission file Number: 0-18338

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

                                 (949) 206-2700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

               As of March 31, 1998 there were 13,417,655 shares outstanding of Common Stock and 656,250 shares outstanding of Series B Preferred Stock.

                               I-FLOW CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998



                                TABLE OF CONTENTS


                                                                                           Page
                                                                                           ----
      Part I:    Financial Information

           Item 1.  Financial Statements

           Consolidated Balance Sheets as of March 31, 1998 (Unaudited)
               and December 31, 1997                                                        3

           Consolidated Statements of Operations for the three month
               periods ended March 31, 1998 and 1997 (Unaudited)                            4

           Consolidated Statements of Cash Flows for the three-month periods
               ended March 31, 1998 and 1997 (Unaudited)                                    5

           Notes to Consolidated Financial Statements                                       6

           Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                      8

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk             10

      Part II:  Other Information                                                          10

           Signatures                                                                      11

                               I-FLOW CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                       March 31,       December 31,
                                                                                           1998            1997
                                                                                     ------------       ------------
                                                                                      (Unaudited)
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                                        $    635,000       $    715,000
    Accounts receivable, net                                                            6,009,000          5,127,000
    Inventories                                                                         5,037,000          4,058,000
    Prepaids and other                                                                    391,000            140,000
                                                                                     ------------       ------------
       Total current assets                                                            12,072,000         10,040,000
                                                                                     ------------       ------------

PROPERTY:
    Furniture, fixtures and equipment                                                   9,108,000          4,170,000
    Less accumulated depreciation                                                      (5,088,000)        (1,939,000)
                                                                                     ------------       ------------
       Property, net                                                                    4,020,000          2,231,000
                                                                                     ------------       ------------

OTHER ASSETS
    Goodwill and other intangibles, net                                                 7,535,000          3,983,000
    Notes receivable and other                                                            982,000          1,380,000
                                                                                     ------------       ------------
TOTAL                                                                                $ 24,609,000       $ 17,634,000
                                                                                     ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                 $  1,643,000       $  1,828,000
    Accrued payroll and related expenses                                                  937,000            895,000
    Deferred revenue                                                                       58,000             58,000
    Current portion of long-term debt                                                   4,029,000          1,000,000
    Borrowings under line-of-credit                                                            --          1,500,000
    Other liabilities                                                                      20,000            186,000
                                                                                     ------------       ------------
       Total current liabilities                                                        6,687,000          5,467,000
                                                                                     ------------       ------------
LONG-TERM DEBT                                                                          4,345,000          1,579,000
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock - no par value; 5,000,000 shares authorized; 656,250 series
      B shares issued and outstanding at March 31, 1998 and December 31, 1997,
      respectively (aggregate preference on liquidation is $1,575,000)                  1,494,000          1,494,000
    Common stock - no par value; 40,000,000 shares
      authorized; 13,417,655 and 12,393,619 shares
      issued and outstanding at March 31, 1998 and
      December 31, 1997, respectively                                                  36,910,000         33,853,000
    Common stock warrants                                                                 615,000            615,000
    Accumulated deficit                                                               (25,442,000)       (25,374,000)
                                                                                     ------------       ------------
       Net shareholders' equity                                                        13,577,000         10,588,000
                                                                                     ------------       ------------
TOTAL                                                                                $ 24,609,000       $ 17,634,000
                                                                                     ============       ============

See accompanying notes to condolidated financial statements

                               I-FLOW CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three Months Ended
                                           March 31,
                                  -----------------------------
                                     1998             1997
                                  -----------       -----------
Net revenues                      $ 4,072,000       $ 4,302,000
                                  -----------       -----------
Costs and expenses:
  Cost of sales                     1,810,000         1,748,000
  Selling and marketing               853,000           793,000
  General and administrative        1,045,000           885,000
  Product development                 210,000           326,000
                                  -----------       -----------
    Total costs and expenses        3,918,000         3,752,000

Operating profit                      154,000           550,000

Interest income (expense)            (151,000)          (79,000)
Income taxes                           (7,000)          (17,000)
Amortization of intangibles          (144,000)         (117,000)
                                  -----------       -----------
Net income (loss)                 $  (148,000)      $   337,000
                                  ===========       ===========

Net income (loss) per share

     Basic                        $     (0.01)      $      0.03
                                  ===========       ===========
     Diluted                      $     (0.01)      $      0.02
                                  ===========       ===========


See accompanying notes to consolidated financial statements.

                               I-FLOW CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                    -----------------------------
                                                                     1998              1997
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                   $  (148,000)      $   337,000
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
  Depreciation and amortization                                         298,000           260,000
  Changes in operating assets and liabilities:
    Royalty receivable                                                       --         1,000,000
    Accounts receivable                                               1,656,000          (333,000)
    Inventories                                                        (295,000)         (367,000)
    Prepaid expenses and other                                          (98,000)           (8,000)
    Accounts payable, accrued and other liabilities                  (2,024,000)         (813,000)
                                                                    -----------       -----------
Net cash provided (used) by operating activities                       (611,000)           76,000
                                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property (acquisitions) disposals                                      55,000          (211,000)
  Change in other assets                                               (360,000)         (120,000)
                                                                    -----------       -----------
Net cash used by investing activities                                  (305,000)         (331,000)
                                                                    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in line of credit                                            2,263,000
  Change in notes payable                                            (1,500,000)         (250,000)
  Proceeds from exercise of stock options and warrants                   13,000            56,000
                                                                    -----------       -----------
Net cash provided (used) by financing activities                        776,000          (194,000)
                                                                    -----------       -----------

Effect of exchange rates on cash                                         60,000           (11,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (80,000)         (460,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                715,000         1,651,000
                                                                    -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   635,000       $ 1,191,000
                                                                    ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                           155,000            84,000
                                                                    -----------       -----------
Income tax payments                                                       7,000            17,000
                                                                    -----------       -----------
Liabilities issued and assumed in connection with acquisition:
  Fair value of assets acquired (including intangibles)               8,254,000
  Common stock issued                                                 3,044,000
                                                                    -----------
Liabilities issued and assumed                                        5,210,000
                                                                    ===========


See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 1998 and the results of its operations and its cash flows for the three-month periods ended March 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

        The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998.

        Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1998.

2.      EARNINGS PER SHARE

        In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 redefines earnings per share under generally accepted accounting principles. Under the new standard, primary net income per share is replaced by basic net income per share and fully diluted net income per share is replaced by diluted net income per share. All historical earnings per share information have been restated as required by SFAS No. 128.

        Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented.

        Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the conversion of all shares of the Company's convertible preferred stock into common stock and the exercise of all in-the-money stock options. Common equivalent shares have not been included where inclusion would be antidilutive.

        Basic earnings per share approximates diluted earnings per share for each period represented. The following is a reconciliation between the number of shares used in the basic and diluted net income per share calculations:

                                                           Three Months Ended
                                                                March 31,
           (Amounts in thousands)                            1998        1997
        -------------------------------------------------   ------      ------
        Basic net income (loss) per  share
           Weighted average number of shares
           outstanding                                      12,951      12,070

           Effect of dilutive securities:
              Preferred stock                                  700         700
              Stock options                                     --       1,441
        -------------------------------------------------   ------      ------
        Diluted net income (loss) per share
           Weighted average number of shares
           outstanding                                      13,651      14,211
        -------------------------------------------------   ------      ------

3.       RECENT ACCOUNTING PRONOUNCEMENTS

        The Company has adopted SFAS No. 130, Reporting Comprehensive Income, for the period ending March 31, 1998 and 1997. The Company has no reportable differences between net income and comprehensive income. Therefore, no statement of comprehensive income has been presented.

        For the current year ending December 31, 1998, the Company will adopt SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. The Company has not yet determined the impact, if any, of adopting such standards on its consolidated financial statements.

4.      ACQUISITION OF INFUSYSTEMS II, INC. AND VENTURE MEDICAL, INC.

        On February 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") with, InfuSystems II, Inc. ("InfuSystem"), Venture Medical, Inc. ("VMI") and the shareholders of InfuSystem and VMI, contemplating the merger of InfuSystem and VMI with and into a wholly-owned subsidiary of the Company. Pursuant to the Agreement, VMI and InfuSystem were merged (the "Merger") with and into the subsidiary effective as of February 11, 1998.

        In the Merger, all of the outstanding shares of Common Stock of VMI and InfuSystem were exchanged for shares of Common Stock of the Company. The aggregate number of shares of Common Stock of the Company issued in the Merger to the shareholders of VMI and InfuSystem was 972,372 shares, valued at approximately $2.9 million (subject to certain post-effective adjustments). The acquisition was accounted for under the purchase method of accounting and the purchase price has been allocated to the net assets acquired and goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


        Certain disclosures made by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature, such as comments which express the Company's opinions about trends and factors which may impact future operating results. Disclosures which use words such as the Company "believes," "anticipates," or "expects" or use similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ from those, expected and readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report which seek to advise interested parties of the risks and other factors that affect the Company's business, as well as in the Company's periodic reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission. The risks affecting the Company's business include reliance on the success of the Home Health Care Industry, the reimbursement system currently in place, competition in the industry, demand in foreign countries, customer credit risks, technological changes and product availability. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

RESULTS OF OPERATIONS

        Net revenues during the three-month period ended March 31, 1998 were $4,072,000, compared to $4,302,000 for the same period in the prior year. In February 1998, the Company acquired two new subsidiaries, InfuSystems II, Inc. and Venture Medical, Inc., both of which were national ambulatory infusion pump management and distribution companies based in Detroit, Michigan. On February 11, 1998, these companies were merged into InfuSystem, Inc. (formally, I-Flow Subsidiary, Inc.) a wholly owned subsidiary of the Company. Revenue generated by InfuSystem, Inc. of $1,083,000 for the period from February 11, 1998 (date of acquisition) through March 31, 1998, was included in net revenues for the three-month period ended March 31, 1998.

        Revenues for the three-month period ended March 31, 1998 were adversely affected by the restructuring of I-Flow's worldwide distribution network as well as existing distributor inventory levels, which caused a short-term decline in shipments of infusion products to the Company's previous distribution partners.

        During this quarter the Company entered into an agreement with B. Braun Melsungen AG (G.BRN), a world leader in the manufacture and distribution of pharmaceuticals and infusion products, to distribute I-Flow's elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The initial purchase minimum for the first eighteen months of this five-year agreement is approximately $4 million with shipments beginning in the second quarter. The Company also recently signed a letter of intent to enter into a similar agreement under which B. Braun of America, Inc. will distribute I-Flow's elastomeric pumps to its full line IV solution customers in the United States. These two new relationships are expected to generate significant sales opportunities for the Company for the remainder of 1998 and beyond.

        Cost of sales of $1,810,000 were incurred during the three-month period ended March 31, 1998, compared to $1,748,000 in the prior year. As a percentage of net sales, cost of sales was relatively unchanged compared to the same period in the prior year.

        Selling and marketing expenses for the three-month period ended March 31, 1998 increased over the same period in the prior year by $60,000 or 8%, due to the addition of $138,000 in such expenses for InfuSystem,

        Inc. Without the InfuSystem, Inc. selling and marketing expenses, the Company's selling and marketing expenses would have declined by $78,000 which relates to the decrease in product sales noted above.

        General and administrative expenses for the three-month period ended March 31, 1998 increased $160,000 or 18% from the same period in the prior year, due to the addition of $240,000 of such expenses for InfuSystem, Inc. Without the InfuSystem, Inc. general and administrative expenses, the Company's general and administrative expenses would have declined by $80,000 due to the Company's consolidating of its facilities in California in July 1997 and therefore lowering its facilities costs thereafter.

        Product development expenses for the three-month period ended March 31, 1998 decreased over the same period in the prior year by $116,000, or 36%. With the acquisition of Block Medical, Inc. in July 1996, the Company increased its engineering staff but has since decreased the overall engineering costs by consolidating the engineering efforts of Block Medical, Inc. with its own. The Company will continue to incur product development expenses as it continues its efforts to introduce new improved-technology, cost-efficient products into the market.


LIQUIDITY AND CAPITAL RESOURCES

        During the three-month period ended March 31, 1998, funds of $619,000 were used by operating activities consisting of a net loss of $148,000 less non-cash expenses of $208,000 plus net changes in operating assets and liabilities of $679,000. These changes in operating assets and liabilities consisted of: (1) an increase in accounts receivable of $1,656,000 due to the addition of InfuSystem, Inc., less (2) a decrease in inventory, prepaid expenses and other of $393,000 and (4) a reduction in accounts payable and other liabilities of $1,942,000 due to the timing of payments of trade accounts payable.

        The Company used funds for investing activities during the three-month period ended March 31, 1998 by acquiring leasehold improvements, furniture, fixtures, equipment and other assets aggregating $393,000 for use in its operations.

        During the three-month period ended March 31, 1998, funds of $874,000 were provided by financing activities consisting primarily of proceeds from borrowings on notes payable net of payments on the line of credit.

        As of March 31, 1998, the Company had cash funds of $635,000 and net receivables of $6,009,000. To date, the Company has financed its operations and working capital requirements primarily through equity financings and bank borrowings. Management believes the Company's funds are sufficient to provide for its projected needs for operations for the next twelve months. However, the Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes.

YEAR 2000 COMPLIANCE

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used in many companies may need to be upgraded to comply with such "Year 2000" requirements.

        The Company is in the process of evaluating its own products for potential Year 2000 issues and making such products Year 2000 compliant. The Company does not believe that there will be significant issues or costs associated to make their products Year 2000 compliant; however, there can be no assurance that such products do not contain undetected errors or defects associated with year 2000 date functions.

        The Company has received confirmation from vendors of certain purchased software used for internal operations that current releases or upgrades, if installed, are designed to be Year 2000 compliant. The

        Company is in the process of installing such upgrades to its current systems and believes that substantially all of the upgrades will be completed by December 31, 1998.

        The Company currently believes that becoming Year 2000 compliant will not have a significant impact on the financial position or results of operations of the Company. Although the Company is not aware of any material operational issues or costs associated with preparing its products or internal information systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominantly of third party software and hardware.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
         -  Not Applicable


                           PART II - OTHER INFORMATION

Item 1.     Not Applicable

Item 2.     Changes in Securities and Use of Proceeds

            On February 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") with, InfuSystems II, Inc. ("InfuSystem"), Venture Medical, Inc. ("VMI") and the shareholders of InfuSystems and VMI, contemplating the merger of InfuSystem and VMI with and into a wholly-owned subsidiary of the Company. Pursuant to the Agreement, VMI and InfuSystem were merged (the "Merger") with and into the subsidiary effective as of February 11, 1998 (the "Effective Time"). In the Merger, all of the outstanding shares of Common Stock of VMI and InfuSystem were exchanged for shares of Common Stock of the Company. The aggregate number of shares of Common Stock of the Company issued in the Merger to the shareholders of VMI and InfuSystem was 972,372 shares. IN accordance with the terms of the Agreement, 59,395 shares of the Company's Common Stock were issued to Amherst Capital Partners, L.L.C. (Amherst"), investment banker for InfuSystems II, Inc. and Venture Medical, Inc., as payment of Amherst's fees and expenses in connection with the Merger. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the Merger Agreement, the Company is obligated to use its commercially reasonable best efforts to register the shares of Common Stock within six months after the Effective Time.

Items 3.-5. Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

           (a)     Exhibits

    Exhibit No.                               Exhibit

      3.1            Restated Articles of Incorporation of the Company(2)

      3.2 Certificate of Amendment to Restated Articles of Incorporation dated June 14, 1991(3)

      3.3 Certificate of Amendment to Restated Articles of Incorporation dated May 12, 1992(4)

      3.4 Certificate of Determination covering Company's Series B Preferred Stock filed with the Secretary of State on October 5, 1992(4)

      3.5            Restated Bylaws as of July 22, 1991 of the Company(3)

      4.1            Specimen Common Stock Certificate(4)

      4.2 Warrant Agreement between the Company and American Stock Transfer & Trust Company, as Warrant Agent, dated February 13, 1990(1)

      4.3 Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc.(5)

      10.1 Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc.(6)

      27             Financial Data Schedule


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

        (b) During the quarter ended March 31, 1998, the Company filed a Current Report on Form 8-K dated February 9, 1998 regarding the acquisition of InfuSystem II, Inc. and Venture Medical, Inc. The Company also filed an Amendment No. 1 and Amendment No. 2 to such report which included financial statements of the business acquired and pro forma financial information.

                                   SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 I-FLOW CORPORATION
                                                    (Registrant)





        Date:             May 14, 1998           Donald  M. Earhart /s/
                                                 -------------------------------
                                                 Donald M. Earhart,
                                                 Chairman, President and CEO




        Date:             May 14, 1998           Gayle L. Arnold /s/
                                                 -------------------------------
                                                 Gayle L. Arnold,
                                                 Vice President, Finance, Chief
                                                 Financial Officer

                                INDEX TO EXHIBITS

    Set forth below is a list of the exhibits included or incorporated by reference as part of this report:

    Exhibit No.                               Exhibit

      3.1            Restated Articles of Incorporation of the Company(2)

      3.2 Certificate of Amendment to Restated Articles of Incorporation dated June 14, 1991(3)

      3.3 Certificate of Amendment to Restated Articles of Incorporation dated May 12, 1992(4)

      3.4 Certificate of Determination covering Company's Series B Preferred Stock filed with the Secretary of State on October 5, 1992(4)

      3.5            Restated Bylaws as of July 22, 1991 of the Company(3)

      4.1            Specimen Common Stock Certificate(4)

      4.2 Warrant Agreement between the Company and American Stock Transfer & Trust Company, as Warrant Agent, dated February 13, 1990(1)

      4.3 Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc.(5)

      10.1 Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc.(6)

      27             Financial Data Schedule


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