Form 10-Q
period 1998-06-30
I FLOW CORP /CA/
filed 1998-08-14
CIK 857728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended    June 30, 1998
                                    ---------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    ---------------     ----------------

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

        As of June 30, 1998 there were 13,417,956 shares outstanding of Common Stock and 656,250 shares outstanding of Series B Preferred Stock.

                               I-FLOW CORPORATION


                                    FORM 10-Q


                       FOR THE QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
Part I:    Financial Information

           Item 1.  Financial Statements

                    Consolidated Balance Sheets as of June 30, 1998 (Unaudited)
                        and December 31, 1997                                                    3

                    Consolidated Statements of Operations for the three and six-month
                        periods ended June 30, 1998 and 1997 (Unaudited)                         4

                    Consolidated Statements of Cash Flows for the six-month periods
                        ended June 30, 1998 and 1997 (Unaudited)                                 5

                    Notes to Consolidated Financial Statements                                   6

           Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                    8

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk                  10

Part II:   Other Information                                                                    10

           Signatures                                                                           12

                               I-FLOW CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                 June 30,         December 31,
                                                                   1998               1997
                                                               ------------       ------------
                                                               (Unaudited)
ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                                  $    742,000       $    715,000
    Accounts receivable, net                                      7,287,000          5,127,000
    Inventories                                                   4,843,000          4,058,000
    Prepaids and other                                              451,000            140,000
                                                               ------------       ------------
       Total current assets                                      13,323,000         10,040,000
                                                               ------------       ------------
PROPERTY:
    Furniture, fixtures and equipment                             9,275,000          4,170,000
    Less accumulated depreciation                                (5,478,000)        (1,939,000)
                                                               ------------       ------------
       Property, net                                              3,797,000          2,231,000
                                                               ------------       ------------

OTHER ASSETS
    Goodwill and other intangibles, net                           6,776,000          3,983,000
    Notes receivable and other                                    1,287,000          1,380,000
                                                               ------------       ------------
TOTAL                                                          $ 25,183,000       $ 17,634,000
                                                               ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                           $  1,799,000       $  1,828,000
    Accrued payroll and related expenses                          1,016,000            895,000
    Deferred revenue                                                 31,000             58,000
    Current portion of long-term debt                             1,777,000          1,000,000
    Borrowings under line-of-credit                               2,835,000          1,500,000
    Other liabilities                                                    --            186,000
                                                               ------------       ------------
       Total current liabilities                                  7,458,000          5,467,000
                                                               ------------       ------------
LONG-TERM DEBT                                                    3,954,000          1,579,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock - no par value; 5,000,000 shares
      authorized; 656,250 series B shares issued and
      outstanding at June 30, 1998 and December 31, 1997,
      respectively (aggregate preference on liquidation
      is $1,575,000)                                              1,494,000          1,494,000
    Common stock - no par value; 40,000,000 shares
      authorized; 13,417,956 and 12,393,619 shares
      issued and outstanding at June 30, 1998 and
      December 31, 1997, respectively                            36,910,000         33,853,000
    Common stock warrants                                           615,000            615,000
    Accumulated deficit                                         (25,248,000)       (25,374,000)
                                                               ------------       ------------
       Net shareholders' equity                                  13,771,000         10,588,000
                                                               ------------       ------------
TOTAL                                                          $ 25,183,000       $ 17,634,000
                                                               ============       ============

See accompanying notes to condolidated financial statements

                               I-FLOW CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Three Months Ended                   Six Months Ended
                                             June 30,                            June 30,
                                   -----------------------------       -----------------------------
                                      1998               1997              1998              1997
                                   -----------       -----------       -----------       -----------
Net revenues                       $ 5,897,000       $ 5,057,000       $ 9,964,000       $ 9,362,000
                                   -----------       -----------       -----------       -----------

Costs and expenses:
  Cost of sales                      2,637,000         2,058,000         4,444,000         3,806,000
  Selling and marketing              1,081,000           827,000         1,932,000         1,620,000
  General and administrative         1,438,000           786,000         2,483,000         1,682,000
  Amortization of intangibles          193,000           120,000           336,000           236,000
  Product development                  233,000           278,000           442,000           605,000
                                   -----------       -----------       -----------       -----------
    Total costs and expenses         5,582,000         4,069,000         9,637,000         7,949,000

Operating profit                       315,000           988,000           327,000         1,413,000

Interest income (expense)             (165,000)          (60,000)         (317,000)         (142,000)
Income taxes                           (17,000)          (31,000)          (24,000)          (37,000)
                                   -----------       -----------       -----------       -----------
Net income (loss)                  $   133,000       $   897,000       $   (14,000)      $ 1,234,000
                                   ===========       ===========       ===========       ===========

Net income (loss) per share
     Basic                         $      0.01       $      0.07       $      --         $      0.10
                                   ===========       ===========       ===========       ===========
     Diluted                       $      0.01       $      0.07       $      --         $      0.09
                                   ===========       ===========       ===========       ===========


See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                    -----------------------------
                                                                        1998             1997
                                                                    ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                   $   (14,000)      $ 1,234,000
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
  Depreciation and amortization                                         885,000           559,000
  Changes in operating assets and liabilities:
    Royalty receivable                                                     --           1,000,000
    Accounts receivable                                                 378,000        (1,532,000)
    Inventories                                                        (101,000)         (859,000)
    Prepaid expenses and other                                         (158,000)          (64,000)
    Accounts payable, accrued and other liabilities                  (1,835,000)         (595,000)
                                                                    -----------       -----------
Net cash provided (used) by operating activities                       (845,000)         (257,000)
                                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property (acquisitions) disposals                                    (112,000)         (437,000)
  Change in other assets                                               (105,000)          (83,000)
                                                                    -----------       -----------
Net cash used by investing activities                                  (217,000)         (520,000)
                                                                    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in line of credit                                             (751,000)             --
  Change in notes payable                                             1,705,000          (500,000)
  Proceeds from exercise of stock options and warrants                   13,000           563,000
                                                                    -----------       -----------
Net cash provided (used) by financing activities                        967,000            63,000
                                                                    -----------       -----------

Effect of exchange rates on cash                                        122,000              --

NET DECREASE IN CASH AND CASH EQUIVALENTS                                27,000          (714,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        715,000         1,651,000
                                                                    ----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   742,000       $   937,000
                                                                    ===========       ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                           218,000           164,000
                                                                    -----------       -----------
Income tax payments                                                      24,000            38,000
                                                                    -----------       -----------
Liabilities issued and assumed in connection with acquisition:
  Fair value of assets acquired (including intangibles)               8,254,000
  Common stock issued                                                 3,044,000
                                                                    -----------
Liabilities issued and assumed                                        5,210,000
                                                                    ===========


See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 1998 and the results of its operations and its cash flows for the six-month periods ended June 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

    The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998 and the financial statements of Venture Medical, Inc. and InfuSystem II, Inc. included in the Company's Current Report on Form 8-KA dated February 9, 1998.

    Certain amounts previously reported have been reclassified to conform with the presentation at June 30, 1998.

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

    Basic earnings per share approximates diluted earnings per share for each period represented. The following is a reconciliation between the number of shares used in the basic and diluted net income per share calculations:

                                          Three Months Ended    Six Months Ended
                                                June 30,             June 30,
                                          ------------------    ----------------
                                           1998       1997      1998      1997
                                          ------     ------    ------    ------
                                                  (Amounts in thousands)
   Basic net income (loss) per share
   Weighted average number of shares
     outstanding                           13,418     12,136    13,180    12,106
   Effect of dilutive securities:
     Preferred stock                          700        700       700       700
     Stock options                            272        823       -         823
   -----------------------------------------------------------------------------
   Diluted net income (loss)
      per share
   Weighted average number of
      shares outstanding                   14,390     13,659    13,880    13,629
   -----------------------------------------------------------------------------

3.  RECENT ACCOUNTING PRONOUNCEMENTS

    The Company has adopted SFAS No. 130, Reporting Comprehensive Income, for the period ending June 30, 1998 and 1997. The Company has no reportable differences between net income and comprehensive income. Therefore, no statement of comprehensive income has been presented.

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

    In the Merger, all of the outstanding shares of Common Stock of VMI and InfuSystems were exchanged for shares of Common Stock of the Company. The aggregate number of shares of Common Stock of the Company issued in the Merger to the shareholders of VMI and InfuSystems was 972,372 shares, valued at approximately $2.9 million (subject to certain post-closing adjustments). As contemplated by the Agreement, shares of Common Stock of the Registrant issued in the Merger valued at $1.5 million (the "Escrowed Shares") were withheld and were delivered to an escrow agent, to be deposited in escrow. The Escrowed Shares, or cash equal to the closing value of the Escrowed Shares, will be held for a period of two years during which time they will be subject to claims by the Company to satisfy the obligations of InfuSystems, VMI and the shareholders of InfuSystems and VMI under the Agreement (subject to the possible earlier release of a portion of the Escrowed Shares in connection with collection of certain accounts receivable). At each of the six-month, one-year, eighteen-month and two-year anniversaries of the closing, if the value of the Company's Common Stock at such time is less than the value of its Common Stock as of the closing ($2.98 per share), then the Company will be obligated to pay additional amounts as merger consideration. The additional amounts, if any, will be calculated pursuant to the formula set forth in the Agreement. At the Company's election, it may pay such additional merger consideration, if any, by the issuance of additional shares of its Common Stock, in cash, or any combination thereof.

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

RESULTS OF OPERATIONS

    Net revenues during the three and six-month period ended June 30, 1998 were $5,897,000 and $9,964,000, respectively, compared to $5,057,000 and
    $9,362,000 for the same periods in the prior year. In February 1998, the Company acquired two new subsidiaries, InfuSystems II, Inc. and Venture Medical, Inc., both of which were national ambulatory infusion pump management and distribution companies based in Detroit, Michigan. On February 11, 1998, these companies were merged into InfuSystem, Inc. (formally, I-Flow Subsidiary, Inc.) a wholly owned subsidiary of the Company. Revenues generated by InfuSystem, Inc. of $1,628,000 and $2,711,000 for the periods from April 1, 1998 through June 30, 1998 and February 11, 1998 (date of acquisition) through June 30, 1998, were included in net revenues for the three and six-month periods ended June, 1998.

    During this year the Company entered into an agreement with B. Braun Melsungen AG (G.BRN), a world leader in the manufacture and distribution of pharmaceuticals and infusion products, to distribute I-Flow's elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The initial purchase minimum for the first eighteen months of this five-year agreement is approximately $4 million with shipments beginning in the second quarter. The Company also recently signed a letter of intent to enter into a similar agreement under which B. Braun of America, Inc. will distribute I-Flow's elastomeric pumps to its full line IV solution customers in the United States. These two new relationships are expected to generate significant sales opportunities for the Company for the remainder of 1998 and beyond.

    Cost of sales of $2,637,000 and $4,444,000 were incurred during the three and six-month periods ended June 30, 1998, compared to $2,058,000 and $3,806,000 in the prior year. As a percentage of net sales, cost of sales was relatively unchanged compared to the same period in the prior year.

    Selling and marketing expenses for the three and six-month periods ended June 30, 1998 increased over the same periods in the prior year by $254,000 or 31% and $312,000 or 19%, respectively. This increase is due to the addition of $298,000 and $435,000, for the three and six-month periods ended June 30, 1998 of such expenses for InfuSystem, Inc. Without the InfuSystem, Inc. selling and marketing expenses, the Company's selling and marketing expenses for the three and six-month periods ended June 30, 1998 would have declined by $44,000 and $123,000, respectively.

    General and administrative expenses for the three and six-month periods ended June 30, 1998 increased $652,000 or 83% and $801,000 or 48%, respectively, from the same periods in the prior year, due to the addition of InfuSystem, Inc. For the three and six-month periods ended June 30, 1998 InfuSystem, Inc. incurred general and administrative expenses of $496,000 and $736,000, respectively. Without the InfuSystem, Inc. general and administrative expenses, the Company's general and administrative expenses for the three and six-month periods ended June 30, 1998 would have only increased by $156,000 or 20% and $65,000 or 4%, respectively.

    Product development expenses for the three and six-month periods ended June 30, 1998 decreased over the same period in the prior year by $45,000, or 16% and $163,000 or 27%, respectively. With the acquisition of Block Medical, Inc. in July 1996, the Company increased its engineering staff but has since decreased the overall engineering costs by consolidating the engineering efforts of Block Medical, Inc. with its own. The Company will continue to incur product development expenses as it continues its efforts to introduce new improved-technology, cost-efficient products into the market.


LIQUIDITY AND CAPITAL RESOURCES

    During the six-month period ended June 30, 1998, funds of $845,000 were used by operating activities consisting of a net loss of $14,000 plus non-cash expenses of $885,000 less net changes in operating assets and liabilities of $1,716,000. These changes in operating assets and liabilities consisted of:
    (1) a decrease in accounts receivable of $378,000 due to improved collections, less (2) an increase in inventory, prepaid expenses and other of $259,000 due to the addition of InfuSystem and (4) a reduction in accounts payable and other liabilities of $1,835,000 due to the timing of payments of trade accounts payable.

    The Company used funds for investing activities during the six-month period ended June 30, 1998 by acquiring leasehold improvements, furniture, fixtures, equipment and other assets aggregating $217,000 for use in its operations.

    During the six-month period ended June 30, 1998, funds of $967,000 were provided by financing activities consisting primarily of proceeds from borrowings on notes payable of $2,500,000, net of payments on notes payable of $795,000 and a reduction in the outstanding balance on the line of credit of $751,000.

    As of June 30, 1998, the Company had cash funds of $742,000 and net receivables of $7,287,000. To date, the Company has financed its operations and working capital requirements primarily through equity financings and bank borrowings. Management believes the Company's funds are sufficient to provide for its projected needs for operations for the next twelve months. However, the Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes.

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

Item 1. -3     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) On May 21, 1998, the Company held its Annual Shareholders' Meeting.

         (b) Donald M. Earhart, Jack H. Halperin, Dr. John H. Abeles, Erik H. Loudon, Dr. Henry T. Tai, Charles C. McGettigan, Joel S. Kanter and James J. Dal Porto were elected as Directors of the Company at the Annual Shareholders' Meeting.

         (c) A total of 12,243,828 of the outstanding voting securities were represented at the Annual Shareholders' by proxy or in person. All matters voted upon and approved at the Annual Shareholders' Meeting were as follows:

             (1) The separate tabulation of the votes for each Director elected is as follows, with no abstentions, or broker non-votes:

                 Director Nominee             Votes For    Votes Against
                 ----------------             ---------    -------------
                 Donald M. Earhart            11,755,895      487,933
                 Dr. John H. Abeles           11,860,420      383,408
                 Erik H. Loudon               11,963,195      280,633
                 Dr. Henry T. Tai             11,961,320      282,508
                 Joel S. Kanter               11,978,020      265,808
                 Jack H. Halperin             11,962,195      281,633
                 Charles C. McGettigan        11,962,320      281,508
                 James J. Dal Porto           11,962,195      281,633


Items 5. Not Applicable

Item  6. Exhibits and Reports on Form 8-K

        During the quarter ended June 30, 1998, the Company filed no Current Reports on Form 8-K.

        Exhibits

      Exhibit No.                           Exhibit
      -----------                           -------
        3.1       Restated Articles of Incorporation of the Company (2)

        3.2 Certificate of Amendment to Restated Articles of Incorporation dated June 14, 1991 (3)

        3.3 Certificate of Amendment to Restated Articles of Incorporation dated May 12, 1992 (4)

      Exhibit No.                           Exhibit
      -----------                           -------
        3.4 Certificate of Determination covering Company's Series B Preferred Stock filed with the Secretary of State on October 5, 1992 (4)

        3.5       Restated Bylaws as of July 22, 1991 of the Company (3)

        4.1       Specimen Common Stock Certificate (4)

        4.2 Warrant Agreement between the Company and American Stock Transfer & Trust Company, as Warrant Agent, dated February 13, 1990 (1)

        4.3 Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc. (5)

       10.1 Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (6)

       27.1       Financial Data Schedule
-------------------

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


                                             I-FLOW CORPORATION
                                                (Registrant)


Date: August 14, 1998                        /s/ DONALD M. EARHART
                                             -----------------------------------
                                                 Donald M. Earhart,
                                                 Chairman, President and CEO



Date: August 14, 1998                        /s/ GAYLE L. ARNOLD
                                             -----------------------------------
                                                 Gayle L. Arnold,
                                                 Chief Financial Officer

                                 EXHIBIT INDEX


      Exhibit No.                           Exhibit
      -----------                           -------
        3.1       Restated Articles of Incorporation of the Company (2)

        3.2 Certificate of Amendment to Restated Articles of Incorporation dated June 14, 1991 (3)

        3.3 Certificate of Amendment to Restated Articles of Incorporation dated May 12, 1992 (4)

        3.4 Certificate of Determination covering Company's Series B Preferred Stock filed with the Secretary of State on October 5, 1992 (4)

        3.5       Restated Bylaws as of July 22, 1991 of the Company (3)

        4.1       Specimen Common Stock Certificate (4)

        4.2 Warrant Agreement between the Company and American Stock Transfer & Trust Company, as Warrant Agent, dated February 13, 1990 (1)

        4.3 Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc. (5)

       10.1 Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (6)

       27.1       Financial Data Schedule
-------------------

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