Form 10-Q
period 1998-09-30
I FLOW CORP /CA/
filed 1998-11-12
CIK 857728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended   September 30, 1998
                                    -----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    ------------------   ------------------

                         Commission file Number: 0-18338
                                                 -------

                               I-Flow Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                   33-0121984
-------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


  20202 Windrow Drive, Lake Forest, CA                     92630
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

      As of September 30, 1998 there were 13,782,762 shares outstanding of Common Stock and 526,250 shares outstanding of Series B Preferred Stock.

                               I-FLOW CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
Part I:    Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of September 30, 1998
             (Unaudited) and December 31, 1997                             3

           Consolidated Statements of Operations for the three and
             nine-month periods ended September 30, 1998
             and 1997 (Unaudited)                                          4

           Consolidated Statements of Cash Flows for the nine-month
             periods ended September 30, 1998 and 1997 (Unaudited)         5

           Notes to Consolidated Financial Statements                      6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk     10

Part II:   Other Information                                              10

           Signatures                                                     12

                               I-FLOW CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                            September 30,      December 31,
                                                                 1998              1997
                                                            ------------       ------------
ASSETS                                                      (Unaudited)
  CURRENT ASSETS:
    Cash and cash equivalents                               $  1,325,000       $    715,000
    Accounts receivable, net                                   7,104,000          5,127,000
    Inventories                                                4,493,000          4,058,000
    Prepaids and other                                           524,000            140,000
                                                            ------------       ------------
       Total current assets                                   13,446,000         10,040,000
                                                            ------------       ------------
PROPERTY:
    Furniture, fixtures and equipment                          9,566,000          4,170,000
    Less accumulated depreciation                             (5,876,000)        (1,939,000)
                                                            ------------       ------------
       Property, net                                           3,690,000          2,231,000
                                                            ------------       ------------
OTHER ASSETS
    Goodwill and other intangibles, net                        6,686,000          3,983,000
    Notes receivable and other                                 1,039,000          1,380,000
                                                            ------------       ------------
TOTAL                                                       $ 24,861,000       $ 17,634,000
                                                            ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                        $  1,636,000       $  1,828,000
    Accrued payroll and related expenses                       1,112,000            895,000
    Deferred revenue                                                  --             58,000
    Current portion of long-term debt                          1,666,000          1,000,000
    Borrowings under line-of-credit                            2,342,000          1,500,000
    Other liabilities                                             98,000            186,000
                                                            ------------       ------------
       Total current liabilities                               6,854,000          5,467,000
                                                            ------------       ------------
LONG-TERM DEBT                                                 3,711,000          1,579,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock - no par value; 5,000,000 shares
      authorized; 526,250 and 656,250 series B shares
      issued and outstanding at September 30, 1998 and
      December 31, 1997, respectively (aggregate
      preference on liquidation is $1,263,000)                 1,198,000          1,494,000
    Common stock - no par value; 40,000,000 shares
      authorized; 13,782,762 and 12,393,619 shares
      issued and outstanding at September 30, 1998 and
      December 31, 1997, respectively                         37,206,000         33,853,000
    Common stock warrants                                        615,000            615,000
    Accumulated deficit                                      (24,723,000)       (25,374,000)
                                                            ------------       ------------
       Net shareholders' equity                               14,296,000         10,588,000
                                                            ------------       ------------
TOTAL                                                       $ 24,861,000       $ 17,634,000
                                                            ============       ============

See accompanying notes to condolidated financial statements

                               I-FLOW CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Three Months Ended                Nine Months Ended
                                          September 30,                    September 30,
                                 -----------------------------     -----------------------------
                                      1998             1997             1998             1997
                                 ------------     ------------     ------------     ------------
Net revenues                     $  6,574,000     $  4,705,000     $ 16,539,000     $ 14,068,000
                                 ------------     ------------     ------------     ------------
Costs and expenses:
  Cost of sales                     2,733,000        2,085,000        7,184,000        5,891,000
  Selling and marketing             1,107,000          827,000        3,038,000        2,448,000
  General and administrative        1,541,000          687,000        4,018,000        2,369,000
  Product development                 236,000          209,000          678,000          813,000
  Amortization of intangibles         201,000          120,000          538,000          355,000
                                 ------------     ------------     ------------     ------------
    Total costs and expenses        5,818,000        3,928,000       15,456,000       11,876,000

Operating profit                      756,000          777,000        1,083,000        2,192,000
Interest income (expense)            (204,000)         (69,000)        (521,000)        (212,000)
Income taxes                          (15,000)         (29,000)         (37,000)         (67,000)
                                 ------------     ------------     ------------     ------------
Net income                       $    537,000     $    679,000     $    525,000     $  1,913,000
                                 ============     ============     ============     ============
Net income per share
     Basic                       $       0.04     $       0.05     $       0.04     $       0.15
                                 ============     ============     ============     ============
     Diluted                     $       0.04     $       0.05     $       0.04     $       0.14
                                 ============     ============     ============     ============

See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                           ---------------------------
                                                               1998           1997
                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                 $   525,000     $ 1,913,000
Adjustments to reconcile net income
  to net cash provided by operations:
  Depreciation and amortization                              1,528,000       1,176,000
  Changes in operating assets and liabilities:
    Royalty receivable                                              --       1,000,000
    Accounts receivable                                        561,000      (2,180,000)
    Inventories                                                249,000        (769,000)
    Prepaid expenses and other                                (231,000)        (96,000)
    Accounts payable, accrued and other liabilities         (1,854,000)     (2,082,000)
                                                           -----------     -----------
Net cash provided (used) by operating activities               778,000      (1,038,000)
                                                           -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property acquisitions                                       (403,000)       (789,000)
  Change in other assets                                       (13,000)       (401,000)
                                                           -----------     -----------
Net cash used by investing activities                         (416,000)     (1,190,000)
                                                           -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in line of credit                                  (1,243,000)      1,000,000
  Change in notes payable                                    1,352,000        (753,000)
  Proceeds from exercise of stock options and warrants          13,000         683,000
                                                           -----------     -----------
Net cash provided by financing activities                      122,000         930,000
                                                           -----------     -----------
Effect of exchange rates on cash                               126,000              --

NET DECREASE IN CASH AND CASH EQUIVALENTS                      610,000      (1,298,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               715,000       1,651,000
                                                           -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 1,325,000     $   353,000
                                                           ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                  521,000         215,000
                                                           -----------     -----------
Income tax payments                                             37,000          66,000
                                                           -----------     -----------
Liabilities issued and assumed in connection
  with acquisition:
  Fair value of assets acquired (including intangibles)      8,254,000
  Common stock issued                                        3,044,000
                                                           -----------
Liabilities issued and assumed                               5,210,000
                                                           ===========

See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 1998 and the results of its operations and its cash flows for the nine-month periods ended September 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

    The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998.

    Certain amounts previously reported have been reclassified to conform with the presentation at September 30, 1998.

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

    The following is a reconciliation between the net income and the number of shares used in the basic and diluted net income per share calculations:


                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                    ------------------   -----------------
                                     1998       1997      1998      1997
                                    -------    -------   ------   -------
                                           (Amounts in thousands)
Net income                             527        679      525      1,913
Less preferred stock dividends          14         19       42         57
                                    ------      -----     ----     ------
Net income available to
 common shareholders                   513        660      483      1,856
                                    ------      -----     ----     ------
Basic net income (loss) per share
   Weighted average number
     of shares outstanding          13,632     12,224    13,332    12,287
   Effect of dilutive securities:
       Preferred stock                 570        700       570       700
       Stock options                   185        812       333       855
                                    ------      -----      ----     -----
Diluted net income (loss) per share
   Weighted average number
     of shares outstanding          14,387     13,736    14,235    13,842
                                    ======     ======    ======    ======


3.  RECENT ACCOUNTING PRONOUNCEMENTS

    The Company has adopted SFAS No. 130, Reporting Comprehensive Income, for the period ending September 30, 1998 and 1997. The Company has no reportable differences between net income and comprehensive income. Therefore, no statement of comprehensive income has been presented.

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

    In the Merger, all of the outstanding shares of Common Stock of VMI and InfuSystems were exchanged for shares of Common Stock of the Company. The aggregate number of shares of Common Stock of the Company issued in the Merger to the shareholders of VMI and InfuSystems was 972,372 shares, valued at approximately $2.9 million (subject to certain post-closing adjustments). As contemplated by the Agreement, shares of Common Stock of the Registrant issued in the Merger valued at $1.5 million (the "Escrowed Shares") were withheld and were delivered to an escrow agent, to be deposited in escrow. The Escrowed Shares, or cash equal to the closing value of the Escrowed Shares, will be held for a period of two years during which time they will be subject to claims by the Company to satisfy the obligations of InfuSystems, VMI and the shareholders of InfuSystems and VMI under the Agreement (subject to the possible earlier release of a portion of the Escrowed Shares in connection with collection of certain accounts receivable). At each of the six-month, one-year, eighteen-month and two-year anniversaries of the closing, if the value of the Company's Common Stock at such time is less than the value of its Common Stock as of the closing ($2.98 per share), then the Company will be obligated to pay additional amounts as merger consideration. Any additional amounts are to be calculated pursuant to the formula set forth in the Agreement. At the Company's election, it may pay such additional merger consideration, by the issuance of additional shares of its Common Stock, in cash, or any combination thereof. In August 1998, the Company issued 234,806 shares of its Common Stock pursuant to the valuation floor provision for the six-month anniversary. There was no incremental value ascribed to these additional shares for purchase accounting of the acquisition.

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

RESULTS OF OPERATIONS

    Net revenues during the three and nine-month period ended September 30, 1998 were $6,574,000 and $16,539,000, respectively, compared to $4,705,000 and
    $14,068,000 for the same periods in the prior year, an increase of 40% and 18%, respectively. In February 1998, the Company acquired two new subsidiaries, InfuSystems II, Inc. and Venture Medical, Inc., both of which were national ambulatory infusion pump management and distribution companies based in Detroit, Michigan. On February 11, 1998, these companies were merged into InfuSystem, Inc. (formally, I-Flow Subsidiary, Inc.) a wholly owned subsidiary of the Company. Revenues generated by InfuSystem, Inc. of $1,650,000 and $4,361,000 for the periods from July 1, 1998 through September 30, 1998 and February 11, 1998 (date of acquisition) through September 30, 1998, were included in net revenues for the three and nine-month periods ended September 30, 1998.

    During 1998, the Company entered into an agreement with B. Braun Melsungen AG (G.BRN), a world leader in the manufacture and distribution of pharmaceuticals and infusion products, to distribute I-Flow's elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The initial purchase minimum for the first eighteen months of this five-year agreement is approximately $4 million with shipments beginning in the second quarter. The Company also recently entered into a similar agreement under which B. Braun of America, Inc. will distribute I-Flow's elastomeric pumps to its full line IV solution customers in the United States. These two new relationships are expected to generate significant sales opportunities for the Company for the remainder of 1998 and beyond. During the nine-month period ended September 30, 1998, aggregate sales to these companies accounted for approximately 20% of the Company's net revenues.

    In September 1998, the Company entered into a letter of understanding with Smith & Nephew, Inc., a leading worldwide healthcare company offering a broad range of products for the care and repair of bone, joints, skin and other soft tissue. Traded on the London Stock Exchange, Smith & Nephew had 1997 sales of $1.7 billion. Under the agreement, Smith & Nephew will become the exclusive United States and Canadian distributor for orthopaedic surgery applications of I-Flow's disposable PainBusterTM infusion pain management kit. The letter of understanding calls for Smith & Nephew to purchase a minimum of $2 million of PainBuster kits from I-Flow in 1998 and to enter into a five year distribution agreement with purchase commitments for 1999 and beyond to be negotiated. During the three month period ended September 30, 1998, sales of the PainBuster to Smith & Nephew were $1 million. I-Flow's PainBuster pain management system provides continuous infusion of a non-narcotic, local anesthetic directly into the intraoperative site for post operative pain management. I-Flow received approval in June 1998 from the U.S. Food and Drug Administration to market the PainBuster in the United States.

    Cost of sales of $2,733,000 and $7,184,000 were incurred during the three and nine-month periods ended September 30, 1998, compared to $2,085,000 and $5,891,000 in the prior year. As a percentage of net sales, cost of sales was relatively unchanged compared to the same period in the prior year.

    Selling and marketing expenses for the three and nine-month periods ended September 30, 1998 increased over the same periods in the prior year by $280,000 or 53% and $590,000 or 24%, respectively. This increase is due to the addition of $301,000 and $735,000, for the three and nine-month periods ended September 30, 1998 in such expenses for InfuSystem, Inc. Without the InfuSystem, Inc. selling and marketing expenses, the Company's selling and marketing expenses for the three and nine-month periods ended September 30, 1998 would have decreased by $21,000 and $145,000, respectively.

    General and administrative expenses for the three and nine-month periods ended September 30, 1998 increased $854,000 or 125% and $1,649,000 or 70%, respectively, from the same periods in the prior year, due to the addition of InfuSystem, Inc. For the three and nine-month periods ended September 30, 1998 InfuSystem, Inc. incurred general and administrative expenses of $493,000 and $1,229,000, respectively. Without the InfuSystem, Inc. general and administrative expenses, the Company's general and administrative expenses for the three and nine-month periods ended September 30, 1998 would have increased by $361,000 and $420,000, respectively.

    Product development expenses for the three and nine-month periods ended September 30, 1998 increased over the same period in the prior year by $27,000, or 13% and decreased by $135,000 or 17%, respectively. The decrease in the expenses for the nine-month period was primarily due to the consolidating of the engineering efforts of Block Medical, Inc. with those of the Company in late 1997. The Company will continue to incur product development expenses as it continues its efforts to introduce new improved-technology, cost-efficient products into the market.

LIQUIDITY AND CAPITAL RESOURCES

    During the nine-month period ended September 30, 1998, funds of $778,000 were used by operating activities consisting of net income of $525,000 plus non-cash expenses of $1,528,000 less net changes in operating assets and liabilities of $1,275,000. These changes in operating assets and liabilities consisted of: (1) a decrease in accounts receivable of $561,000 due to improved collections and (2) a decrease in inventory of $249,000 due to higher sales, less (3) an increase in prepaid expenses and other of $231,000 due to the addition of InfuSystem and (3) a reduction in accounts payable and other liabilities of $1,854,000 due to the timing of payments of trade accounts payable.

    The Company used funds for investing activities during the nine-month period ended September 30, 1998 by acquiring leasehold improvements, furniture, fixtures, equipment and other assets aggregating $416,000 for use in its operations.

    During the nine-month period ended September 30, 1998, funds of $122,000 were provided by financing activities consisting primarily of proceeds from borrowings on notes payable of $2,500,000 net of payments on the notes payable of $1,148,000 and a net reduction on the line of credit of $1,243,000.

    As of September 30, 1998, the Company had cash funds of $1,325,000 and net receivables of $7,104,000. To date, the Company has financed its operations and working capital requirements primarily through equity financings and bank borrowings. Management believes the Company's funds are sufficient to provide for its short and long-term projected needs for operations. However, the Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes.

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

    The Company has determined that it will be necessary to modify or replace portions of its hardware and software so that its computer systems properly utilize dates beyond December 31, 1999. The Company believes that with modifications and conversions, the Year 2000 issue can be managed, and the associated risks mitigated. The Company has received confirmation from vendors of certain purchased software used for internal operations that current releases or upgrades, if installed, are designed to be Year 2000 compliant. The Company is in the process of installing such upgrades to its current systems and believes that substantially all of the upgrades will be completed by December 31, 1998. The Company, however, is initiating communications with its critical external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

    The Company is in the process of evaluating its own products for potential Year 2000 issues and making such products Year 2000 compliant. The vast majority of the Company's products are not date sensitive and the Company does not directly rely on any of its ventors or customers systems. The Company does not believe that there will be significant issues or costs associated to make its products Year 2000 compliant; however, there can be no assurance that such products do not contain undetected errors or defects associated with year 2000 date functions.

    The Company has been using both external and internal resources to reprogram or replace its software for the Year 2000 issues. To date, the amounts incurred and expensed for developing and carrying out the plan have not had a material effect on the Company's operations. The Company plans to complete Year 2000 modifications, including testing, by early 1999. The total remaining cost for addressing the Year 2000 issue of approximately $66,000, which is based on management's current estimates, is not expected to be material to the Company's operations. All remaining Year 2000 issues costs will be funded through operating cash flows. Although the Company is not aware of any material operational issues or costs associated with preparing its products or internal information systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominantly of third party software and hardware.

    Should the Company not be completely successful in mitigating internal and external Y2K risks, this could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities at the Company or its vendors and suppliers. The Company believes, that under a worst case scenario, it could continue the majority of its normal business activities on a manual basis.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        Not Applicable

                           PART II - OTHER INFORMATION

Item 1. Not Applicable

Item 2. Changes in Securities and Use of Proceeds

    On February 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") with, InfuSystems II, Inc. ("InfuSystem"), Venture Medical, Inc. ("VMI") and the shareholders of InfuSystems and VMI, contemplating the merger of InfuSystem and VMI with and into a wholly-owned subsidiary of the Company. Pursuant to the Agreement, VMI and InfuSystem were merged (the "Merger") with and into the subsidiary effective as of February 11, 1998 (the "Effective Time"). In the Merger, all of the outstanding shares of Common Stock of VMI and InfuSystem were exchanged for shares of Common Stock of the Company. The aggregate number of shares of Common Stock of the Company issued in the Merger to the shareholders of VMI and InfuSystem was 972,372 shares valued at $2.9 million. In accordance with the terms of the Agreement, 59,395 shares of the Company's Common Stock were issued to Amherst Capital Partners, L.L.C. (Amherst"), investment banker for InfuSystems II, Inc. and Venture Medical, Inc., as payment of Amherst's fees and expenses in connection with the Merger. At each of the six-month, one-year, eighteen-month and two-year anniversaries of the closing, if the value of the Company's Common Stock at such time is less than the value of its Common Stock as of the closing ($2.98 per share), then the Company will be obligated to pay additional amounts as merger consideration. Any additional amounts are to be calculated pursuant to the formula set forth in the Agreement. At the Company's election, it may pay such additional merger consideration, by the issuance of additional shares of its Common Stock, in cash, or any combination thereof. In August 1998, the Company issued 234,806 shares of its Common Stock to the shareholders of VMI and InfuSystem and Amerherst, pursuant to the valuation floor provision for the six-month anniversary. There was no incremental value ascribed to these additional shares for purchase accounting of the acquisition. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the Merger Agreement, the Company is obligated to use its commercially reasonable best efforts to register the shares of Common Stock within six months after the Effective Time.

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

     (b) Reports on Form 8-K.

         During the quarter ended September 30, 1998, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             I-FLOW CORPORATION
                                                (Registrant)


Date: November 11, 1998                      /s/ DONALD M. EARHART
      -----------------                      -----------------------------------
                                                 Donald M. Earhart,
                                                 Chairman, President and CEO


Date: November 11, 1998                      /s/ GAYLE L. ARNOLD
      -----------------                      -----------------------------------
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