Form 10-K405/A
period 1997-12-31
I FLOW CORP /CA/
filed 1999-01-07
CIK 857728

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-K/A


                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  ___ to ___

                         COMMISSION FILE NUMBER 0-18338

                               I-FLOW CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                 33-0121984
  -------------------------------            ---------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

20202 WINDROW DRIVE, LAKE FOREST, CA                                    92630
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code:               (714) 206-2700
--------------------------------------------------------------------------------

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

Yes [X]         No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                            [COVER PAGE 1 OF 2 PAGES]

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

         Infusystems II and Venture Medical (collectively referred to as "Infusystem") is a leading ambulatory infusion pump management firm based in Madison Heights, Michigan. By delivering pumps from a variety of manufacturers to private medical practices and clinics across the country, Infusystem uses a unique approach to service the cancer infusion therapy market. InfuSystem specializes in providing ambulatory infusion pumps and the related disposables used primarily for cancer treatments. Infusystem believes it has captured approximately 30% of the total target physician and clinical ambulatory pump market for outpatient chemotherapy treatment. They currently serve over 1,000 physicians and clinics out of approximately 3,500 physicians and clinics in the cancer treatment market which are believed to be targets for services relating to outpatient chemotherapy treatment.

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

         The number of competitors and the Company's competitive position for each of its product lines is noted in the table below.

                                                                 Number of       Estimated Competitive
                     Market Description                         Competitors            Position
                     ------------------                         -----------            --------
Electronic Ambulatory Infusion Pumps                                 7                     4
Syringe Pumps                                                        8                     7
Elastomerics                                                         3                     1
Gravity Infusion Systems                                             10                    8
Mechanical Infusion Systems                                          4                     2

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

         Net revenues attributable to each geographic area into which the Company has sales are as follows:

Sales to unaffiliated customers:            1997              1996               1995
--------------------------------            ----              ----               ----
     United States                        $11,447,000         $9,519,000         $7,925,000
     Europe                                 3,973,000          2,690,000          1,393,000
     Asia                                   1,986,000          1,383,000            678,000
     Other                                    336,000            300,000             51,000

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

PATENTS AND TRADEMARKS

         The Company has filed U.S. patent applications for substantially all of its products. The Company received a patent for the Medi-SIS Syringe Delivery System in 1997 bringing the total number of patents now held by the Company to
40. These patents generally expire between 2009 to 2015, with the most significant patents expiring in 2009. The Company has also filed for intellectual property right protection in all foreign countries from which it has significant revenues and, in the opinion of management, there are no related limitations that would have a material adverse effect on the Company.

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

         The Company is required to comply with federal, state and local environmental laws, however, there is no significant effect of such on the capital expenditures, earnings and competitive position of the Company as there is no significant use of hazardous materials in the manufacture of the Company's products.

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


            Name (Age)                                             Position
            ----------                                             --------
Donald M. Earhart (53)                                President, Chief Executive Officer and
                                                          Chairman of the Board
Henry Tsutomu Tai, Ph.D., M.D. (54)                   Secretary and Director
James J. Dal Porto (44)                               Executive Vice President, Chief Operating
                                                         Officer and Director
Gayle L. Arnold (36)                                  Chief Financial Officer and Treasurer


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

                                         High                              Low
                                         ----                              ---
   1996
   ----
   1st   Quarter                        $5.50                              $3.81

   2nd   Quarter                        $5.94                              $3.69

   3rd   Quarter                        $4.94                              $3.81

   4th   Quarter                        $5.44                              $4.06

   1997
   ----
   1st   Quarter                        $5.88                              $4.00

   2nd   Quarter                        $4.31                              $3.88

   3rd   Quarter                        $5.00                              $3.91

   4th   Quarter                        $5.13                              $2.56

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

         On July 3, 1996, the Company entered into an Agreement for Purchase and Sales of Assets (the "Asset Agreement") by and among the Company, Block Medical, Inc., a Delaware corporation ("Block") and Hillenbrand Industries, Inc., an Indiana corporation and the parent of Block ("Hillenbrand") which contemplated the purchase by the Company or its wholly-owned subsidiary of substantially all of the assets of Block from Block and Hillenbrand. The transactions contemplated by the Asset Agreement were consummated on July 22, 1996. Consideration for the purchase included 433,018 shares of the Company's Common Stock (issued to Hillenbrand) and a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $4.62, expiring July 22, 2001 (issued to Hillenbrand), exercisable at anytime. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The shares of Common Stock issuable upon exercise of Hillenbrand's warrant were included in the Registration Statement on form S-3 (Registration No. 333-21493) filed by the Company in February 1997.

         On February 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") with, InfuSystems II, Inc. ("InfuSystem"), Venture Medical, Inc. ("VMI") and the shareholders of InfuSystems and VMI, contemplating the merger of InfuSystem and VMI with and into a wholly-owned subsidiary of the Company. Pursuant to the Agreement, VMI and InfuSystem were merged (the "Merger") with and into the subsidiary effective as of February 11, 1998 (the "Effective Time"). In the Merger, all of the outstanding shares of Common Stock of VMI and InfuSystem were exchanged for shares of Common Stock of the Company. The aggregate number of shares of Common Stock of the Company issued in the Merger to the shareholders of VMI and InfuSystem was 972,372 shares. IN accordance with the terms of the Agreement, 59,395 shares of the Company's Common Stock were issued to Amherst Capital Partners, L.L.C. (Amherst"), investment banker for Infusystems and VMI, as payment of Amherst's fees and expenses in connection with the Merger. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the Merger Agreement, the Company is obligated to use its commercially reasonable best efforts to register the shares of Common Stock within six months after the Effective Time.

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

(b)   Financial Statement Schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                              BALANCE AT       CHARGED TO      ADDITIONS FOR                            BALANCE
                               BEGINNING       COSTS AND         BUSINESS                                AT END
CLASSIFICATION                 OF PERIOD        EXPENSES        ACQUISITION         DEDUCTIONS         OF PERIOD
--------------                 ---------        --------        -----------         ----------         ---------
YEAR ENDED DECEMBER 31,
1995:
Allowance for doubtful
accounts                        247,000         262,000                                                 509,000
Reserve for obsolete
inventories                     461,000                                                 296,000         165,000

YEAR ENDED DECEMBER 31,
1996:
Allowance for doubtful
accounts                        509,000                             29,000              413,000         125,000
Reserve for obsolete
inventories                     165,000                          1,169,000              567,000         767,000

YEAR ENDED DECEMBER 31,
1997:
Allowance for doubtful
accounts                        125,000         338,000                                                 463,000
Reserve for obsolete
inventories                     767,000         612,000                                 244,000       1,135,000



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

ITEM 11. EXECUTIVE COMPENSATION

         There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the captions "Executive Compensation", "Compensation Committee Interlock Insider Participation" and "Stock Performance Graph" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1997.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

         (1) Financial Statements

         The following financial statements of the Company and independent auditors' report are included on pages 10 to 26 of the Company's 1997 Annual Report to Shareholders and are incorporated herein by reference:

                                                                                                  Annual Report
                                                                                                      Page(s)
                                                                                                      -------
                  Independent Auditors' Report                                                            10
                  Financial Statements
                           Consolidated Balance Sheets, December 31, 1997 and 1996                        11
                           Consolidated Statements of Operations for the years ended
                               December 31, 1997, 1996 and 1995                                           12
                           Consolidated Statements of Shareholders' Equity for the years
                               ended December 31, 1997, 1996 and 1995                                     13
                           Consolidated Statements of Cash Flows for the years ended
                               December 31, 1997, 1996 and 1995                                           14
                           Notes to Financial Statements                                                  15

         The following are included herein:                                                        Page in This
                                                                                                       Report
                                                                                                       ------
                  Independent Auditors' Report                                                            12

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

                                                                                                 Page in This
          (2) Financial Statement Schedules included herein:                                        Report
                                                                                                    ------
                  Schedule II - "Valuation and Qualifying Accounts"                                   9

                  All other schedules are omitted as the required information is inapplicable.

         (3) Exhibits

         The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended December 31, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             I-FLOW CORPORATION

     Dated:  January 6, 1999                 By: /s/ Donald M. Earhart
                                                 -------------------------------
                                                 Donald M. Earhart,
                                                 Chairman, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 30, 1998:

                 Signature                                          Title
                 ---------                                          -----
     /s/ Donald M. Earhart                            Chairman, President and Chief Executive Officer
     -----------------------------
     Donald M. Earhart

     /s/ James J. Dal Porto                           Executive Vice President, Chief Operating
     -----------------------------                    Officer and Director
     James J. Dal Porto

     /s/ Gayle L. Arnold                              Chief Financial Officer (Principal Financial and
     -----------------------------                    Accounting Officer)
     Gayle L. Arnold

     /s/ John H. Abeles                               Director
     -----------------------------
     John H. Abeles, M.D.

     /s/ Jack H. Halperin                             Director
     -----------------------------
     Jack H. Halperin

     /s/ Joel S. Kanter                               Director
     -----------------------------
     Joel S. Kanter

     /s/ Erik H. Loudon                               Director
     -----------------------------
     Erik H. Loudon

     /s/ Charles C. McGettigan                        Director
     -----------------------------
     Charles C. McGettigan

     /s/ Henry Tsutomu Tai                            Director and Secretary
     -----------------------------
     Henry Tsutomu Tai, Ph.D., M.D.

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

         3.5      Restated Bylaws as of July 22, 1991 of the Company(3)

         4.1      Specimen Common Stock Certificate(5)

         4.2      Warrant Agreement between the Company and American Stock
                  Transfer & Trust Company, as Warrant Agent, dated February 13,
                  1990(1)

         4.3 Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc.(8)

        10.1      Employment Agreement with Donald M. Earhart dated May 16, 1990
                  (2)(6)*

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

         10.10    Loan and Security Agreement between Silicon Valley Bank and
                  I-Flow Corporation dated September 28, 1995

         10.11    Amendment to Loan Agreement between Silicon Valley Bank and
                  I-Flow Corporation dated March 2, 1998

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