Form 10-Q/A
period 1998-03-31
I FLOW CORP /CA/
filed 1999-01-07
CIK 857728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from______________ to_______________

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
                                                              ============           ============



See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                Three Months Ended
                                                    March 31,
                                       ---------------------------------
                                           1998                  1997
                                       -----------           -----------
Net revenues                           $ 4,072,000           $ 4,302,000
                                       -----------           -----------

Costs and expenses:
  Cost of sales                          1,810,000             1,748,000
  Selling and marketing                    853,000               793,000
  General and administrative             1,045,000               885,000
  Product development                      210,000               326,000
  Amortization of intangibles              144,000               117,000
                                       -----------           -----------
    Total costs and expenses             4,062,000             3,869,000

Operating profit                            10,000               433,000

Interest income (expense)                 (151,000)              (79,000)
Income taxes                                (7,000)              (17,000)
                                       -----------           -----------
Net income (loss)                      $  (148,000)          $   337,000
                                       ===========           ===========

Net income (loss) per share

     Basic                             $     (0.01)          $      0.03
                                       ===========           ===========
     Diluted                           $     (0.01)          $      0.02
                                       ===========           ===========


See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                               Three Months Ended
                                                                                   March 31,
                                                                        ---------------------------------
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

         Basic earnings per share approximates diluted earnings per share for each period represented. The following is a reconciliation between the number of shares used in the basic and diluted net income per share calculations:

                                                                         Three Months Ended March 31,
           (Amounts in thousands)                                        1998                 1997
         -------------------------------------------------------------------------------------------
           Basic net income (loss) per  share
              Weighted average number of shares outstanding              12,951             12,070
              Effect of dilutive securities:
                 Preferred stock                                            700                700
                 Stock options                                               --              1,441
         -------------------------------------------------------------------------------------------
           Diluted net income (loss) per share
              Weighted average number of shares outstanding              13,651             14,211
         -------------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

         Net revenues during the three-month period ended March 31, 1998 were $4,072,000, compared to $4,302,000 for the same period in the prior year, a decrease of 5%. In February 1998, the Company acquired two new subsidiaries, InfuSystems II, Inc. and Venture Medical, Inc., both of which were national ambulatory infusion pump management and distribution companies based in Detroit, Michigan. On February 11, 1998, these companies were merged into InfuSystem, Inc. (formally, I-Flow Subsidiary, Inc.) a wholly owned subsidiary of the Company. Revenue generated by InfuSystem, Inc. of $1,083,000 for the period from February 11, 1998 (date of acquisition) through March 31, 1998, was included in net revenues for the three-month period ended March 31, 1998. Without the InfuSystem, Inc. revenues, net revenues during the three-month period ended March 31, 1998 would have decreased by 31% compared to the same period in the prior year, primarily due to fewer sales of the Company's elastomeric products into distributors and a price decrease of approximately 15% on such products.

         Revenues for the three-month period ended March 31, 1998 were adversely affected by the restructuring of I-Flow's worldwide distribution network as well as existing distributor inventory levels, which caused a short-term decline in shipments of infusion products to the Company's previous distribution partners. This decline is expected to continue until sometime near the end of 1998.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.- Not Applicable


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

Items 3. - 5.     Not Applicable

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


                                                 I-FLOW CORPORATION
                                       -----------------------------------------
                                                     (Registrant)





Date: January 6, 1999                  /s/ DONALD M. EARHART
                                       -----------------------------------------
                                       Donald M. Earhart,
                                       Chairman, President and CEO




Date: January 6, 1999                  /s/ GAYLE L. ARNOLD
                                       -----------------------------------------
                                       Gayle L. Arnold,
                                       Vice President, Finance, Chief Financial
                                       Officer

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