Form 10-K405
period 1998-12-31
I FLOW CORP /CA/
filed 1999-03-31
CIK 857728

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K


                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                   December 31, 1998
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________ to _________

                         COMMISSION FILE NUMBER 0-18338

                               I-FLOW CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                      33-0121984
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

20202 WINDROW DRIVE, LAKE FOREST, CA                          92630
----------------------------------------       ---------------------------------
(Address of Principal Executive offices)                    (Zip code)

Registrant's telephone number, including area code:           (949) 206-2700
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
    -----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 12,848,542 shares of voting Common Stock of the registrant held by non-affiliates of the registrant on March 1, 1999, based on the last sale price of such stock on the Nasdaq Small Cap Market on such date was $28,523,763.

Registrant's outstanding stock as of March 1, 1999 was 14,044,428 shares of Common Stock and 301,250 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible by the holders thereof at any time into 321,343 shares of the Company's Common Stock and, except as otherwise provided by law or the Certificate of Determination of Preferences of Series B Preferred Stock, votes with the Common Stock as a single class on all matters submitted to holders of Common Stock. All the Preferred Stock is held by affiliates.

Information required by Part III is incorporated by reference to portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's year ended December 31, 1998.

Certain information required by Parts II and IV is incorporated by reference to portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998.

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

        The Company was incorporated in the State of California in July 1985. The Company's corporate offices are located at 20202 Windrow Drive, Lake Forest, California 92630. The telephone number is (949) 206-2700 and its web site is located at www.i-flowcorp.com.

ACQUISITION OF BLOCK MEDICAL, INC.

        On July 3, 1996, the Company entered into an agreement for the purchase of substantially all of the assets of Block Medical, Inc. ("Block"), a wholly owned subsidiary of Hillenbrand Industries, Inc. Block was a San Diego, California based manufacturer and marketer of ambulatory infusion devices. This transaction consummated on July 22, 1996.

ACQUISITION OF INFUSYSTEMS II, INC. AND VENTURE MEDICAL, INC.

        On February 9, 1998, the Company entered into an agreement and plan of merger contemplating the merger of Infusystems II, Inc. and Venture Medical, Inc. (collectively referred to as "InfuSystem") with and into a wholly-owned subsidiary of I-Flow. The transactions contemplated by this agreement were consummated on February 11, 1998.

        InfuSystem is a leading ambulatory infusion pump management firm based in Madison Heights, Michigan. By delivering pumps from a variety of manufacturers to private medical practices and clinics across the country, Infusystem uses a unique approach to service the cancer infusion therapy market. InfuSystem specializes in providing ambulatory infusion pumps and the related disposables used primarily for cancer treatments. InfuSystem currently serves over 1,000 physicians and clinics out of approximately 3,500 physicians and clinics in the cancer treatment market which are believed to be targets for services relating to outpatient chemotherapy treatment.

THE PRODUCTS

        I-Flow offers the health care professional a complete line of cost-effective infusion therapy devices designed to meet the needs of today's managed care environment both in the hospital and alternate site setting. The I-Flow family of technically advanced infusion products is portable, reliable, economical and versatile.

ELASTOMERICS

        The patented HOMEPUMP Eclipse(R) and HOMEPUMP Eclipse "C" Series are durable, portable and compact elastomeric infusion systems designed to deliver medications such as antibiotics, pain medication, and chemotherapy drugs in a wide range of volumes and delivery times needed to meet today's sometimes complex protocols. Sales of elastomeric infusion systems comprised approximately 47%, 59% and 31% of the Company's total revenues for the years ended December 31, 1998, 1997 and 1996, repectively. The HOMEPUMP Eclipse is a market leader in elastomeric technology and provides the health care professional with a device that is both safe and extremely easy to teach patients to self-administer.

        The ONE-STEP KVO(TM) is an elastomeric infusion device intended to be used as an alternative to flushing and as a means to help prevent catheter occlusions. There are several hundred million flushes performed on catheters in the United States every year and the process is expensive, cumbersome and difficult to perform correctly. The complication rates for PICC line catheters exceed 20%, many of which are attributable to improper flushing techniques. The ONE-STEP KVO not only helps prevent complications associated with flushing, but it is significantly more cost effective and easy to use. The ONE-STEP KVO is well suited for hospitals, skilled nursing facilities and home healthcare environments.

        In June 1998, the Company received permission from the Food and Drug Administration ("FDA") to market its new disposable PainBuster(TM) infusion pain management kit for orthopedic surgery applications. I-Flow's PainBuster pain management system, which is based on the Company's elastomeric infusion technology, provides continuous infusion of a non-narcotic, local anesthetic directly into the intraoperative site for postoperative pain management.

        In November 1998, the Company launched its new ON-Q(TM) pain management infusion system for use with general surgery procedures. I-Flow received permission to market this system from the FDA in October 1998.

SYRINGE DELIVERY SYSTEMS

        The Medi-SIS 20 and Medi-SIS 60 Syringe Infusion Systems are designed to provide an accurate intravenous ("IV") push delivery from a syringe. This cost-effective syringe system delivers IV medications in single doses or in multi-doses from one syringe over periods from 5 minutes to 12 hours. The Medi-SIS Syringe Infusion System provides the healthcare professional with a reusable, mechanical delivery system that can replace gravity based systems while providing a low cost, accurate delivery with less teaching time required for patients.

        The Band-It Syringe Delivery System and the Band-It One Dose System deliver a variety of medications such as antibiotics, diuretics, and other low volume drugs. The Band-It utilizes a standard Becton-Dickinson 10 or 20 cc syringe to infuse over 15 to 30 minutes, providing the lowest supply cost per dose while still providing a safe and accurate alternative to gravity or IV push methods.

NON-ELECTRONIC IV BAG DELIVERY SYSTEMS

        The Liberty(R) 100, Liberty 250 and Liberty 1000 IV Bag Infusion Systems deliver medications from standard Abbott Laboratories, Inc. or Baxter International, Inc. IV bags. The Liberty System provides a safe, easy to use means of providing a controlled infusion, eliminating the need to teach patients to count drops or use a roller clamp. The I-Flow Liberty system encourages improved patient compliance, while providing a low cost means of infusion delivery.

        The PARAGON(R) ambulatory infusion pump provides accurate and cost effective delivery of IV medications, including chemotherapy, heparin and analgesics, which require precise and reliable delivery over extended periods of time. The companion product, SIDEKICK, utilizes a patented spring technology to deliver IV antibiotics over a shorter time period.

        The Rely-A-Flow(R) Gravity Set eliminates roller clamps and reduces the risk of over infusion using gravity. Flow control tubing precisely controls the rate of infusion, providing a safe and cost-effective method for delivering medications from standard IV fluid containers at a controlled rate of flow.

ELECTRONIC PUMPS

        Verifuse(R), Verifuse Plus and the I-Flow VIP(TM) are the only infusion devices available today that can be used with the VOICELINK(R). These electronic infusion pumps are multi-therapy, ambulatory infusion devices with features similar to pumps currently on the market.

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

        Infusystem's market further extends the reach of I-Flow's products into physician offices and clinics that specialize in cancer treatment. There are over 7,000 physicians and clinics in the cancer treatment market, of which the Company serves over 500. In addition, the Company also serves over 500 hospitals and hospital outpatient centers. Two of I-Flow's newer products, the ONEoSTEP KVO and the Medi-SIS Syringe Infusion System, are well suited for the hospital market. There has been tremendous growth in the number of hospital outpatient centers as hospitals attempt to broaden the geographic reach within their communities.

COMPETITION

        The IV drug and nutrient infusion segment of the alternate site healthcare industry is highly competitive. The Company competes in this market based on price, service and product performance. Some of the competitors have significantly greater resources than the Company for research and development, manufacturing and marketing, and as a result may be better able to compete for market share, even in areas in which the Company's products may be superior. The industry is subject to technological changes and there can be no assurance that the Company will be able to maintain any existing technological lead long enough to establish its products and to sustain profitability.

        The number of competitors and the Company's competitive position for each of its product lines is noted in the table below.



                                                                      Estimated
                                                     Number of       Competitive
        MARKET DESCRIPTION                          Competitors        Position
        ------------------------------------------  -----------      -----------
        Electronic Ambulatory Infusion Pumps             7                4
        Syringe Pumps                                    8                7
        Elastomerics                                     3                1
        Gravity Infusion Systems                        10                8
        Mechanical Infusion Systems                      4                2

        The Company has focused its product development efforts on products in the ambulatory infusion systems market and, with certain of its new products, it is expanding its market to include hospitals. Amounts spent on Company-sponsored product development activities are disclosed in the Statements of Operations in the Financial Statements included elsewhere herein.

SALES AND DISTRIBUTION

        Distribution of the Company's products in the United States is currently managed directly through its internal sales force as well as through a number of regional medical product distributors. As of March 1, 1999, the Company and its recently acquired subsidiary, InfuSystem, had internal sales representatives located throughout the United States. The Company relies on regional U.S. medical product distributors for approximately 7% of its revenue. There are no complete integrated contracts with any of these distributors. The Company is actively pursuing additional distribution arrangements for its products.

        During 1998, the Company entered into an agreement with B. Braun Melsungen AG, a world leader in the manufacture and distribution of pharmaceuticals and infusion products, to distribute I-Flow's elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The Company also recently entered into a similar agreement under which B. Braun Medical, Inc. will distribute I-Flow's elastomeric pumps to its full line IV solution customers in the United States. These two new relationships generated significant sales for the Company in the second half of 1998 and are expected to generate significant sales opportunities for the future. During the year ended December 31, 1998, combined sales to these companies accounted for approximately 20% of the Company's net revenues.

        I-Flow received permission in June 1998 from the FDA to market the PainBuster in the United States. I-Flow's PainBuster pain management system provides continuous infusion of a non-narcotic, local anesthetic directly into the intraoperative site for post-operative pain management. In September 1998, the Company entered into a letter of understanding to distribute PainBuster through Smith & Nephew, Inc., a leading worldwide healthcare company offering a broad range of products for the care and repair of bone, joints, skin and other soft tissue. During the year ended December 31, 1998, sales of the PainBuster to Smith

& Nephew were approximately $2 million. In January 1999, DonJoy, the division of Smith & Nephew that distributes the PainBuster, was spun-off and the letter of understanding with Smith & Nephew expired on February 28, 1999. However, DonJoy has continued to purchase the PainBuster in 1999 at the same terms of the letter.

        In 1996, the Company sold the exclusive right and license to manufacture and sell its SideKick, Paragon, and elite products in the United States and Puerto Rico. The Company reacquired the rights in 1998 and has begun selling these products in the United States.

        The Company sells several of its products into the international market and has signed agreements with distributors in various countries. Currently, the Company is selling its products through distributors in Canada, Brazil, the Benelux Countries, Germany, England, Ireland, Italy, Mexico, Spain, Korea, Australia, New Zealand and Israel. Aggregate sales to countries outside of the United States represented approximately 28%, 36% and 30% of the Company's revenues for the years ended December 31, 1998, 1997 and 1996, respectively. The Company does not have any capital investments in any foreign operations except for its plant in Mexico.

        Total revenue attributable to each geographic area into which the Company has sales are as follows:

        Sales to unaffiliated
        customers:                      1998           1997            1996
        -----------------------      ----------      ----------      ----------
             United States           $17,020,000     $11,484,000     $9,519,000
             Europe                    5,032,000       3,953,000      2,690,000
             Asia                      1,129,000       1,986,000      1,383,000
             Other                       411,000         319,000        300,000


MANUFACTURING AND OPERATIONS

        Electromechanical assembly, calibration, pre and post-assembly, quality assurance inspection and testing, and final packaging for all products have historically been performed at I-Flow facilities by I-Flow employees using parts and materials acquired from a variety of outside vendors. Printed circuit board manufacture and component integration are performed externally, with I-Flow obtaining custom circuit boards and then providing the electronic materials and engineering specifications to an outside assembler. In July 1997, the Company consolidated its U.S. operations to a new facility in Lake Forest, California.

        With the acquisition of substantially all the assets of Block in July 1996, the Company acquired Block's wholly owned subsidiary, a manufacturing plant in Northern Mexico. This plant has been in operation since 1994 and has historically performed, and is currently performing, the manufacture of all of Block's disposable IV infusion devices and tubing sets. The Company intends to maintain the plant in Mexico and to manufacture a substantial portion of its products there. The Company regularly reviews the use of outside vendors for production versus internal manufacturing, analyzing factors such as the quality of the products received from vendors, the costs of the products, timely delivery and employee utilization.

        In each of the years ended December 31, 1998, 1997 and 1996, the Company incurred expenses of approximately $940,000, $1,035,000 and $1,139,000, respectively, for research and development.

PATENTS AND TRADEMARKS

        The Company has filed U.S. patent applications for substantially all of its products. The total number of patents now held by the Company is approximately 40. These patents generally expire between 2009 to 2015, with the most significant patents expiring in 2009. The Company has also filed for intellectual property right protection in all foreign countries from which it has significant revenue. In the opinion of management, there are no related limitations that would have a material adverse effect on the Company.

        Copyrights have been obtained for the Vivus 4000 programming software. The product names are either registered trademarks or trademark applications are pending for most of the Company's products. There can be no assurance that pending patent or trademark applications will be approved or that any patents will provide competitive advantages for the Company's products or will not be challenged or circumvented by competitors.

REGULATIONS GOVERNING THE COMPANY'S MANUFACTURING OPERATIONS

        Development and manufacture of I-Flow products is governed by the Food, Drug and Cosmetic Act. Under the act, the Company is required to register its facilities and list its devices with the FDA, to file notice of intent to market new products under section 510(k) of the act, to track the location of certain of its products and to report any incidents of death or serious injury relating to its products. To date, there have been no reportable conditions found during any FDA inspections. Failure to comply with any of these regulations can result in civil and criminal penalties upon the Company and/or the recall seizure, or injunction of certain of its products.

        In addition to the FDA, the State of California has a set of similar regulations and requires production-site inspections to maintain the relevant manufacturing license. State regulations also address the storage and handling of certain chemicals and disposal of their wastes.

        The Company is required to comply with federal, state and local environmental laws, however, there is no significant effect of such on the capital expenditures, earnings and competitive position of the Company as there is no significant use of hazardous materials in the manufacture of the Company's products.

        Products intended for export are subject to additional regulations, including compliance with ISO 9000. In May 1995, the Company received ISO 9001 certification, which indicates that I-Flow's products meet specified uniform standards of quality and testing. The Company was also granted permission to use the CE mark on its products, which reflects approval of the Company's products for export into 18 member countries of the European Community. In December 1996, the Block operations were added to the Company's ISO certification and permission was granted to use the CE mark on the Block products.

        The Company has passed all regulatory inspections and believes that it is currently in compliance with all relevant federal, state and international requirements in all material respects.

EMPLOYEES

        As of March 1, 1999, the Company and its recently acquired subsidiary, InfuSystem, had a total of 132 full-time employees in the United States and the Company had 160 employees in its wholly-owned subsidiary in Mexico. None of the Company's employees in the United States are covered by a collective bargaining agreement with a union. The Company considers its relationship with its employees to be very good. The Company also uses temporary employees as needed, mainly in manufacturing.

ITEM 2. DESCRIPTION OF PROPERTY

        In July 1997, the Company entered into a ten-year noncancelable operating lease for a new 51,000 square foot building in Lake Forest, California, for its primary facility. The Company also leases a facility for its manufacturing plant in Northern Mexico and a facility for the operation of its newly acquired subsidiary in Detroit, Michigan. These facilities currently operate at approximately 60% of capacity.

ITEM 3. LEGAL PROCEEDINGS

        As of March 1, 1999, the Company was involved in legal proceedings including governmental proceedings (see Note 7 of Notes to Consolidated Financial Statements) in the normal course of operations. Although the outcome of the proceedings cannot be determined as of March 1, 1999, in the opinion of management any resulting future liability will not have a material adverse effect on the Company, taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the three months ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information concerning the executive officers of the Company as of March 1, 1999. There are no family relationships between any of the executive officers or directors of the Company. The executive officers are chosen annually at the first meeting of the Board of Directors following the annual meeting of shareholders and, subject to the terms of any employment agreement, serve at the pleasure of the Board of Directors.


                Name (Age)                                Position
                ----------                                --------
Donald M. Earhart (54)                   President, Chief Executive Officer and
                                             Chairman of the Board
Henry Tsutomu Tai, Ph.D., M.D. (55)      Secretary and Director
James J. Dal Porto (45)                  Executive Vice President, Chief Operating
                                            Officer and Director
Gayle L. Arnold (37)                     Chief Financial Officer and Treasurer


        DONALD M. EARHART, former Corporate Officer and President of the Optical Division of Allergan, Inc. (from 1986 to 1990), has been Chairman of the Board since March 1991, and Chief Executive Officer since July 1990. Mr. Earhart joined the Company as President and Chief Operating Officer in June 1990. Mr. Earhart, who holds a Bachelor of Engineering degree from Ohio State University and a Masters Degree in Business Administration from Roosevelt University, has over 24 years experience in the medical products industry. Prior to his employment at Allergan, he was a Corporate Officer and Division President of Bausch and Lomb, and was an operations manager of Abbott Laboratories. He has also served as an engineering consultant at Peat, Marwick, Mitchell & Co., and as an engineer with Eastman Kodak Company. Mr. Earhart currently serves on the Board of Directors of Abacus Investments, Ltd.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        The Company's Common Stock trades on The Nasdaq Small-Cap Market under the symbol "IFLO." The Company's Series B Preferred Stock is not publicly traded, but is convertible by the holder at any time into shares of Common Stock. The table below sets forth the high and low sales prices of the Company's Common Stock as reported by The Nasdaq Small-Cap Market. As of March 1, 1999, the Company's closing stock price was $2.22.

                                           High                      Low
                                           ----                      ---
 1997
 ----
 1st   Quarter                             $5.88                    $4.00
 2nd   Quarter                             $4.31                    $3.88
 3rd   Quarter                             $5.00                    $3.91
 4th   Quarter                             $5.13                    $2.56

 1998
 ----
 1st   Quarter                             $3.69                    $2.50
 2nd   Quarter                             $2.69                    $1.75
 3rd   Quarter                             $2.31                    $1.38
 4th   Quarter                             $2.00                    $1.13

        American Stock Transfer & Trust Company is the Company's transfer agent for its Common Stock. As of March 1, 1999, the Company had approximately 500 shareholders of record, and based upon information received from nominee holders, the Company believes it has in excess of 9,000 total beneficial holders.

        The Company has not paid, and does not currently expect to pay in the foreseeable future, cash dividends on its Common Stock.

        On February 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") with, InfuSystems II, Inc. ("InfuSystem"), Venture Medical, Inc. ("VMI") and the shareholders of InfuSystem and VMI, contemplating the merger of InfuSystem and VMI with and into a wholly-owned subsidiary of the Company. Pursuant to the Agreement, VMI and InfuSystem were merged (the "Merger") with and into the subsidiary effective as of February 11, 1998 (the "Effective Time"). In the Merger, all of the outstanding shares of Common Stock of VMI and InfuSystem were exchanged for 987,074 shares of Common Stock of the Company. In accordance with the terms of the Agreement, 59,395 shares of the Company's Common Stock were issued to Amherst Capital Partners, L.L.C. ("Amherst"), investment banker for InfuSystem and VMI, as payment of Amherst's fees and expenses in connection with the Merger. In August 1998, the Company issued an additional 209,675 shares of its Common Stock pursuant to a valuation floor provision for the six-month anniversary. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The shares of Common Stock issued pursuant to the Merger Agreement were included in the Registration Statement on form S-3 (Registration No. 333-62929) filed by the Company in January 1999.

ITEM 6. SELECTED FINANCIAL DATA

        The table entitled "Selected Consolidated Financial Data" which appears in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Financial Statements

        The financial statements, including the notes thereto, included in the Company's 1998 Annual Report to Shareholders together with the section entitled "Independent Auditors Report" are incorporated herein by reference.

(b)     Financial Statement Schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         BALANCE AT   CHARGED TO   ADDITIONS FOR                      BALANCE
                         BEGINNING     COSTS AND      BUSINESS                        AT END
CLASSIFICATION           OF PERIOD     EXPENSES     ACQUISITION      DEDUCTIONS      OF PERIOD
--------------           ---------     --------     -----------      ----------      ---------
YEAR ENDED DECEMBER
31, 1996:
Allowance for
doubtful accounts         $509,000                     $29,000        $413,000       $125,000
Reserve for obsolete
inventories                165,000                   1,169,000         567,000        767,000

YEAR ENDED DECEMBER
31, 1997:
Allowance for
doubtful accounts          125,000       $338,000                                     463,000
Reserve for obsolete
inventories                767,000        612,000                      244,000      1,135,000

YEAR ENDED DECEMBER
31, 1998:
Allowance for
doubtful accounts          463,000        316,000    1,311,000         266,000      1,824,000
Reserve for obsolete
inventories              1,135,000        323,000                      238,000      1,220,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1998 and the information from the section entitled "Executive Officers of the Registrant" following Part I, Item 4 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

        There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the captions, "Board Compensation", "Executive Compensation", "Report of the Compensation Committee", "Compensation Committee Interlock Insider Participation" and "Stock Performance Graph" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Principal Shareholders and Stock Ownership of Management," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this Report:

        (1) Financial Statements
        The following financial statements of the Company and independent auditors' report are included in the Company's 1998 Annual Report to Shareholders and are incorporated herein by reference:

                                                                                    Annual Report
                                                                                        Page(s)
                                                                                    -------------
               Independent Auditors' Report                                              12
               Financial Statements
                      Consolidated Balance Sheets, December 31, 1998 and 1997            13
                      Consolidated Statements of Operations for the years ended
                          December 31, 1998, 1997 and 1996                               14
                      Consolidated Statements of Shareholders' Equity for the years
                          ended December 31, 1998, 1997 and 1996                         15
                      Consolidated Statements of Cash Flows for the years ended
                          December 31, 1998, 1997 and 1996                               16
                      Notes to Financial Statements                                      17

        The following are included herein:

                                                                                    Page in This
                                                                                       Report
                                                                                    ------------
               Independent Auditors' Report on Schedule                                  17

        The Financial Statements and Independent Auditor's Report listed in the above index which are included in the Company's 1998 Annual Report to Shareholders are hereby incorporated herein by reference. With exception of the items referred to above and in Items 6, 7, and 8, the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998 is not deemed filed as part of this Report.

         (2) Financial Statement Schedules included herein:

                                                                                    Page in This
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

(b)     Reports on Form 8-K

        There were no reports on Form 8-K filed during the quarter ended December 31, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            I-FLOW CORPORATION

    Dated:  March 30, 1999                  By: /s/ Donald M. Earhart
                                               ---------------------------------
                                                   Donald M. Earhart,
                                                   Chairman, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 30, 1999:

              Signature                                 Title
              ---------                                 -----


   /s/ Donald M. Earhart                     Chairman, President and Chief Executive Officer
   -------------------------------
   Donald M. Earhart

   /s/ James J. Dal Porto                    Executive Vice President, Chief Operating
   -------------------------------           Officer and Director
   James J. Dal Porto

   /s/ Gayle L. Arnold                       Chief Financial Officer (Principal Financial and
   -------------------------------           Accounting Officer)
   Gayle L. Arnold

   /s/ John H. Abeles                        Director
   -------------------------------
   John H. Abeles, M.D.

   /s/ Jack H. Halperin                      Director
   -------------------------------
   Jack H. Halperin

   /s/ Joel S. Kanter                        Director
   -------------------------------
   Joel S. Kanter

   /s/ Erik H. Loudon                        Director
   -------------------------------
   Erik H. Loudon

   /s/ Henry Tsutomu Tai                     Director and Secretary
   -------------------------------
   Henry Tsutomu Tai, Ph.D., M.D.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE



To the Board of Directors and Shareholders of I-Flow Corporation:


We have audited the consolidated financial statements of I-Flow Corporation as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 12, 1999. Such financial statements and report are included in I-Flow Corporation's Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of I-Flow Corporation listed in Item 8. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





DELOITTE & TOUCHE, LLP

Costa Mesa, California

February 12, 1999

                                INDEX TO EXHIBITS

Set forth below is a list of the exhibits included as part of this report:

Exhibit No.                               Exhibit
-----------                               -------
  3.1        Restated Articles of Incorporation of the Company (2)

  3.2        Certificate of Amendment to Restated Articles of Incorporation dated
             June 14, 1991 (3)

  3.3        Certificate of Amendment to Restated Articles of Incorporation dated
             May 12, 1992 (5)

  3.4        Certificate of Determination covering Company's Series B
             Preferred Stock filed with the Secretary of State on October 5, 1992 (5)

  3.5        Restated Bylaws as of July 22, 1991 of the Company (3)

  4.1        Specimen Common Stock Certificate (5)

  4.2        Warrant Agreement between the Company and American Stock Transfer
             & Trust Company, as Warrant Agent, dated February 13, 1990 (1)

  4.3 Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc. (8)

 10.1        Employment Agreement with Donald M. Earhart dated May 16, 1990 (2)(6)*

 10.2        1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option
             Plan Restated as of March 23, 1992 (5)(6) *

 10.3        1992 Non-Employee Director Stock Option Plan (4)(6)

 10.4 License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (7)

 10.5        1996 Stock Incentive Plan (6)(9)*

 10.6 Agreement for Purchase and Sale of Assets dated as of July 3, 1996 by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand
             Industries, Inc. (8)

 10.7        Employment Agreement with James J. Dal Porto dated September 6, 1996 (10)*

 10.8        Lease Agreement Between Industrial Developments International, Inc. as
             Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (11)

 10.9        Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow
             Subsidiary, Inc., Venture Medical, Inc., and Infusystems II, Inc. and
             the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc.
             (12)

 10.10       Loan and Security Agreement between Silicon Valley Bank and I-Flow
             Corporation dated September 28, 1995 (13)

 10.11       Amendment to Loan Agreement between Silicon Valley Bank and I-Flow
             Corporation dated March 2, 1998 (13)

 13 1998 Annual Report to Shareholders (not deemed to be filed herein except for certain portions which have been incorporated herein by reference)

 21          List of Subsidiaries

 23.1        Independent Auditors' Consent

 27          Financial Data Schedule

--------------
    (1) Incorporated by reference to exhibit with this title filed with the Company's Registration Statement (#33-32263-LA) declared effective February 1, 1990.

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

    (13) Incorporated by reference to exhibit with this title filed with the Company's Form 10-K for its fiscal year ended December 31, 1997.

    * Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.