Form 10-Q
period 1999-03-31
I FLOW CORP /CA/
filed 1999-05-17
CIK 857728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended            March 31, 1999
                                     -----------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from                     to
                                     -------------------    --------------------

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

                                [X] Yes   [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        As of March 31, 1999 there were 14,225,316 shares outstanding of Common Stock.

                               I-FLOW CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
Part I: Financial Information

     Item 1. Financial Statements

     Consolidated Balance Sheets as of March 31, 1999 (Unaudited)
             and December 31, 1998                                             3

     Consolidated Statements of Operations for the three-months
             ended March 31, 1999 (Unaudited) and 1998 (Unaudited)             4

     Consolidated Statements of Cash Flows for the three-months
             ended March 31, 1999 (Unaudited) and 1998 (Unaudited)             5

     Notes to Consolidated Financial Statements (Unaudited)                    6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         9

     Item 3. Quantitative and Qualitative Disclosures about Market Risk       11

Part II:  Other Information                                                   12

     Signatures                                                               13

                               I-FLOW CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                         March 31,    December 31,
                                                           1999           1998
                                                       ------------   ------------
                                                               (Unaudited)
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                          $    772,000   $    971,000
    Accounts receivable, net                              7,302,000      7,490,000
    Inventories, net                                      4,762,000      4,328,000
    Prepaid expenses and other                              583,000        638,000
                                                       ------------   ------------
       Total current assets                              13,419,000     13,427,000
                                                       ------------   ------------
PROPERTY:
    Furniture, fixtures and equipment                     6,989,000      6,789,000
    Less accumulated depreciation                        (3,727,000)    (3,362,000)
                                                       ------------   ------------
       Property, net                                      3,262,000      3,427,000
                                                       ------------   ------------
OTHER ASSETS
    Goodwill and other intangibles, net                   7,196,000      7,223,000
    Notes receivable and other                              442,000        259,000
                                                       ------------   ------------
TOTAL                                                  $ 24,319,000   $ 24,336,000
                                                       ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                   $  1,408,000   $  1,300,000
    Accrued payroll and related expenses                  1,439,000      1,453,000
    Current portion of long-term debt                     2,006,000      2,083,000
    Borrowings under line-of-credit                       1,705,000      1,979,000
    Other liabilities                                        20,000         24,000
                                                       ------------   ------------
       Total current liabilities                          6,578,000      6,839,000
                                                       ------------   ------------
LONG-TERM DEBT                                            2,340,000      2,680,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock - no par value; 5,000,000 shares
      authorized; 131,667 and 301,250 series B shares
      issued and outstanding at March 31, 1999 and
      December 31, 1998, respectively (aggregate
      preference on liquidation of $316,000 at
      March 31, 1999)                                       299,000        686,000
    Common stock - no par value; 40,000,000 shares
      authorized; 14,225,316 and 14,044,428 shares
      issued and outstanding at March 31, 1999 and
      December 31, 1998, respectively                    38,122,000     37,735,000
    Common stock warrants                                   615,000        615,000
    Cumulative other comprehensive income                    24,000             --
    Accumulated deficit                                 (23,659,000)   (24,219,000)
                                                       ------------   ------------
       Net shareholders' equity                          15,401,000     14,817,000
                                                       ------------   ------------
TOTAL                                                  $ 24,319,000   $ 24,336,000
                                                       ============   ============

See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                            March 31,
                                                  ----------------------------
                                                      1999             1998
                                                  -----------      -----------
Net revenues                                      $ 6,218,000      $ 4,072,000
                                                  -----------      -----------
Costs and expenses:
  Cost of sales                                     2,439,000        1,810,000
  Selling and marketing                             1,067,000          853,000
  General and administrative                        1,769,000        1,189,000
  Product development                                 241,000          210,000
                                                  -----------      -----------
    Total costs and expenses                        5,516,000        4,062,000

Operating income                                      702,000           10,000

Interest expense                                      123,000          151,000
Income taxes                                           21,000            7,000
                                                  -----------      -----------
Net income (loss)                                 $   558,000      $  (148,000)
                                                  -----------      -----------
Net income (loss) per share
     Basic and diluted                            $      0.04      $     (0.01)
                                                  ===========      ===========
Comprehensive Operations:
     Net income (loss)                            $   558,000      $  (148,000)
     Foreign currency translation adjustment           24,000           60,000
                                                  ===========      ===========
     Comprehensive income (loss)                  $   582,000      $   (88,000)
                                                  ===========      ===========

See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           -------------------------
                                                              1999          1998
                                                           ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $  558,000    $  (148,000)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operations:
  Depreciation and amortization                               595,000        298,000
  Changes in operating assets and liabilities:
    Accounts receivable                                       188,000      1,656,000
    Inventories                                              (434,000)      (295,000)
    Prepaid expenses and other                                 55,000        (98,000)
    Accounts payable, accrued expenses and
      other liabilities                                        94,000     (2,024,000)
                                                           ----------    -----------
Net cash provided (used) by operating activities            1,056,000       (611,000)
                                                           ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property (acquisitions) disposals                          (200,000)        55,000
  Change in other assets                                     (388,000)      (360,000)
                                                           ----------    -----------
Net cash used by investing activities                        (588,000)      (305,000)
                                                           ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments proceeds from line of credit               (274,000)     2,263,000
  Payments on notes payable                                  (417,000)    (1,500,000)
  Proceeds from exercise of stock options and warrants             --         13,000
                                                           ----------    -----------
Net cash provided (used) by financing activities             (691,000)       776,000
                                                           ----------    -----------
Effect of exchange rates on cash                               24,000         60,000

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (199,000)       (80,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              971,000        715,000
                                                           ----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  772,000    $   635,000
                                                           ==========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                            $  125,000    $   155,000
                                                           ----------    -----------
  Income tax payments                                      $   12,000    $     7,000
                                                           ----------    -----------
  Preferred stock dividends payable                        $    4,000    $    19,000
                                                           ----------    -----------
  Liabilities issued and assumed in connection with
    acquisition:
    Fair value of assets acquired (including intangibles)                $ 8,254,000
    Common stock issued                                                   (3,044,000)
                                                                         -----------
Liabilities issued and assumed                                           $ 5,210,000
                                                                         ===========

See accompanying notes to consolidated financial statements.

                               I-FLOW CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 1999 and the results of its operations and its cash flows for the three-months ended March 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

        The financial statements included herein should be read in conjunction with the financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

        Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1999.

2.      INVENTORIES

        Inventories consisted of the following as of March 31, 1999 and December 31, 1998:

                                                March 31,        December 31,
                                                  1999               1998
                                               -----------       -----------
            Raw Materials                      $ 3,835,000       $ 3,507,000
            Work in Process                        437,000           172,000
            Finished Goods                       1,684,000         1,869,000
            Reserve for obsolescence            (1,194,000)       (1,220,000)
                                               -----------       -----------
                  Total                        $ 4,762,000       $ 4,328,000
                                               ===========       ===========

3.      EARNINGS PER SHARE

        In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 redefines earnings per share under generally accepted accounting principles. Under the new standard, primary net income per share is replaced by basic net income per share and fully diluted net income per share is replaced by diluted net income per share. All historical earnings per share information has been restated as required by SFAS No. 128.

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

        The following is a reconciliation between the net income (loss) and the number of shares used in the basic and diluted net income (loss) per share calculations:

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           1999       1998
                                                          ------     ------
                                                        (Amounts in thousands)
Net income (loss)                                            558       (148)
Less preferred stock dividends                                (4)       (19)
                                                          ------     ------
Net income (loss) available to common shareholders           554       (167)
                                                          ------     ------
Basic net income (loss) per  share
   Weighted average number of shares outstanding          14,099     12,951
   Effect of dilutive securities:
      Preferred stock                                        140        700
      Stock options                                          454         --
                                                          ------     ------
Diluted net income (loss) per share
   Weighted average number of shares outstanding          14,693     13,651
                                                          ======     ======

4.      BUSINESS SEGMENTS

        The Company operates in two business segments: manufacturing and marketing of medical infusion pumps and rentals of medical infusion pumps.

        Business segment information is as follows for the three-months ended March 31, 1999 and 1998:

                                     Manufacturing
                                     and Marketing     Rentals        Consolidated
                                     -------------    ----------      ------------
        1999
        Revenues                      $4,228,000      $1,990,000      $ 6,218,000
        Operating income                 292,000         410,000          702,000
        Assets                        20,254,000       8,549,000       24,319,000

        1998
        Revenues                       2,989,000       1,083,000        4,072,000
        Operating income               (342,000)         352,000           10,000
        Assets                        19,948,000       8,704,000       24,609,000

5.      ACQUISITION OF INFUSYSTEMS II, INC. AND VENTURE MEDICAL, INC.

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

        In the Merger, all of the outstanding shares of Common Stock of VMI and InfuSystems were exchanged for shares of Common Stock of the Company. The aggregate number of shares of Common Stock of the

        Company issued in the Merger to the shareholders of VMI and InfuSystems was 972,372 shares, valued at approximately $2.9 million (subject to certain post-closing adjustments). As contemplated by the Agreement, shares of Common Stock of the Registrant issued in the Merger valued at $1.5 million (the "Escrowed Shares") were withheld and were delivered to an escrow agent, to be deposited in escrow. The Escrowed Shares, or cash equal to the closing value of the Escrowed Shares, will be held for a period of two years during which time they will be subject to claims by the Company to satisfy the obligations of InfuSystems, VMI and the shareholders of InfuSystems and VMI under the Agreement (subject to the possible earlier release of a portion of the Escrowed Shares in connection with collection of certain accounts receivable). At each of the six-month, one-year, eighteen-month and two-year anniversaries of the closing, if the value of the Company's Common Stock at such time is less than the value of its Common Stock as of the closing ($2.98 per share), then the Company will be obligated to pay additional amounts as merger consideration. Any additional amounts are to be calculated pursuant to the formula set forth in the Agreement. At the Company's election, it may pay such additional merger consideration by the issuance of additional shares of its Common Stock, in cash, or any combination thereof. In August 1998, the Company issued 234,806 shares of its Common Stock pursuant to the valuation floor provision for the six-month anniversary. There was no incremental value ascribed to these additional shares for purchase accounting of the acquisition. In March 1999, the Company paid $286,081 pursuant to the valuation floor provision for the one-year anniversary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Certain disclosures made by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature, such as comments that express the Company's opinions about trends and factors that may impact future operating results. Disclosures that use words such as the Company "believes," "anticipates," or "expects" or use similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ from those expected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company's business, as well as in the Company's periodic reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission. The risks affecting the Company's business include reliance on the success of the home health care industry, the ability to penetrate hospital accounts, the health care reimbursement system in place now and in the future, competition in the industry, demand in foreign countries, customer credit risks, technological changes and product availability. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

RESULTS OF OPERATIONS

        Net revenues during the three-months ended March 31, 1999 were $6,218,000 compared to $4,072,000 for the same period in the prior year, an increase of 53%. In February 1998, the Company acquired two new subsidiaries, InfuSystems II, Inc. and Venture Medical, Inc., both of which were national ambulatory infusion pump management and distribution companies based in Detroit, Michigan. These companies were merged into InfuSystem, Inc. ("InfuSystem"), a wholly owned subsidiary of the Company. Rental revenues generated by InfuSystem, Inc. of $1,990,000 and $1,083,000 were included in net revenues for the three-months ended March 31, 1999 and 1998, respectively.

        Net product revenues increased from $2,989,000 for the three months ended March 31, 1998 to $4,228,000 for the same period in 1999. Revenues in early 1998 were adversely affected by the restructuring of the Company's worldwide distribution network as well as existing high distributor inventory levels early in 1998, which caused a short-term decline in shipments of infusion products to the Company's previous distribution partners. New distribution partners and new products were added in 1998 that contributed significantly to the increased product revenues for the three-months ended March 31, 1999.

        In March 1998, the Company entered into an agreement with B. Braun Melsungen AG (G.BRN), a world leader in the manufacture and distribution of pharmaceuticals and infusion products, to distribute I-Flow's elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The Company also entered into a similar agreement under which B. Braun of America, Inc. distributes I-Flow's elastomeric pumps to its full line IV solution customers in the United States. During the three months ended March 31, 1999 and 1998, aggregate sales to these two companies accounted for approximately 12% and 10%, respectively, of the Company's net revenues.

        I-Flow received permission in June 1998 from the Food and Drug Administration ("FDA") to market the PainBuster(TM) in the United States. I-Flow's PainBuster pain management system provide continuous infusion of a non-narcotic, local anesthetic directly into the intraoperative site for post-operative pain management. In September 1998, the Company entered into a letter of understanding to distribute the PainBuster through Smith & Nephew, Inc., a leading worldwide healthcare company offering a broad range of products for the care and repair of bones, joints, skin and other soft tissue. In January 1999, DonJoy, the division of Smith & Nephew that distributes the PainBuster, was spun off and the Company's letter of understanding with Smith & Nephew expired on February 28, 1999. However, DonJoy continued to purchase the PainBuster since that time at the same terms of the letter. During the three months ended March 31, 1999, sales of the PainBuster to Smith & Nephew were $969,000.

        In May 1999, the Company signed a distribution agreement with DonJoy under which they become the exclusive United States and Canadian distributor for orthopaedic surgery applications of the PainBuster. The agreement calls for I-Flow to receive a $2 million licensing fee during 1999 and for DonJoy to meet minimum purchase commitments for 1999 and beyond in order to maintain distribution rights.

        Cost of sales of $2,439,000 were incurred during the three-months ended March 31, 1999, compared to $1,810,000 in the prior year. As a percentage of net sales, cost of sales decreased from 44% to 39% compared to the same period in the prior year. This increase in gross profit is mainly attributable to the inclusion of InfuSystem for the entire period ended March 31, 1999. As primarily a service business, InfuSystem has a considerably higher gross margin than the Company's traditional manufacturing business. Additionally, sales of the new PainBuster product in the first quarter of 1999 added to the gross margin, as this product currently has higher margins than the Company's traditional products.

        Selling and marketing expenses for the three-months ended March 31, 1999 increased over the same period in the prior year by $214,000 or 25%. This increase is primarily due to the addition of such expenses for InfuSystem for the entire three-month period in 1999 versus approximately one-half of the three-month period for 1998. InfuSystem selling and marketing expenses included in the consolidated financial statements totaled $386,000 and $138,000 for the periods ended March 31, 1999 and 1998.

        General and administrative expenses for the three-months ended March 31, 1999 increased $525,000 or 50% from the same period in the prior year, primarily due to the addition of InfuSystem for the entire three-month period in 1999 compared to approximately one-half of the three-month period for 1998. For the three-months ended March 31, 1999 and 1998, InfuSystem incurred general and administrative expenses of $531,000 and $240,000, respectively. Without the InfuSystem general and administrative expenses, the Company's general and administrative expenses for the three-months ended March 31, 1999 would have increased by $234,000 primarily due to increased payroll and related costs.

        Product development expenses for the three-months ended March 31, 1999 increased over the same period in the prior year by $31,000, or 15%. The Company will continue to incur product development expenses as it continues its efforts to introduce new and improved technology and cost-efficient products into the market.

LIQUIDITY AND CAPITAL RESOURCES

        During the three months ended March 31, 1999, funds of $1,056,000 were provided by operating activities consisting of net income of $558,000 plus non-cash expenses of $595,000 less net changes in operating assets and liabilities of $97,000. These changes in operating assets and liabilities consisted of: (1) a decrease in accounts receivable of $188,000 due to improved collections, (2) a decrease in prepaid expenses and other of $55,000, and (3) an increase in accounts payable, accrued expenses, and other liabilities of $94,000 due to the timing of payments of trade accounts payable, less (4) an increase in inventories of $434,000 due to lower than expected sales for certain products.

        The Company used funds for investing activities during the three-months ended March 31, 1999 for acquiring leasehold improvements, furniture, fixtures, equipment, and other assets aggregating $588,000 for use in its operations. Included in such amount is payment of $286,000 to the former shareholders of InfuSystem (see Note 6 of Notes to Consolidated Financial Statements).

        During the three-months ended March 31, 1999, funds of $691,000 were used for financing activities consisting primarily of payments on notes payable net of borrowings of $417,000 and a net reduction on the Company's line of credit of $274,000.

        As of March 31, 1999, the Company had cash funds of $772,000 and net receivables of $7,302,000. To date, the Company has financed its operations and working capital requirements primarily through equity financings and bank borrowings. Management believes the Company's funds are sufficient to provide for its short and long-term projected needs for operations. However, the Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes.

YEAR 2000 COMPLIANCE

        Many computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, prior to the end of 1999, computer systems and/or software used in many companies may need to be upgraded to comply with such "Year 2000" requirements.

        The Company has determined that it will be necessary to modify or replace portions of its hardware and software so that its computer systems properly recognize dates beyond December 31, 1999. The Company believes that with modifications and conversions, the Year 2000 issue can be managed, and the associated risks mitigated. The Company has received confirmation from vendors of certain software used for internal operations that current releases or upgrades, if installed, are designed to be Year 2000 compliant. The Company is in the process of installing such upgrades to its current systems and believes that substantially all of the upgrades will be completed by June 30, 1999. The Company, however, has contacted the companies on which I-Flow relies heavily to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

        The Company is in the process of evaluating its own products for potential Year 2000 issues and making such products Year 2000 compliant. The vast majority of the Company's products are not date sensitive and the Company does not directly rely on any of its vendors' or customers' systems. The Company does not believe that there will be significant issues or costs associated with making its products Year 2000 compliant. However, there can be no assurance that such products do not contain undetected errors or defects associated with year 2000 date functions.

        The Company has been using both external and internal resources to reprogram or replace its software for the Year 2000 issues. To date, the amounts incurred and expensed for developing and carrying out the plan have not had a material effect on the Company's operations. The Company plans to complete Year 2000 modifications, including testing, by early 1999. The total estimated remaining cost for addressing the Year 2000 issue is approximately $66,000, and is not expected to be material to the Company's operations. All remaining Year 2000 issues costs will be funded through operating cash flows. Although the Company is not aware of any material operational issues or costs associated with preparing its products or internal information systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominantly of third party software and hardware.

        Should the Company be unable to completely mitigate internal and external Year 2000 risks, this could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities at the Company or its vendors and suppliers. The Company believes, that under a worst case scenario, it could continue the majority of its normal business activities on a manual basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN CURRENCY

        The Company has a subsidiary operation in Mexico. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company believes that this foreign currency market risk is not material.

                           PART II - OTHER INFORMATION

Items 1. - 5. Not applicable.

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

         (b)  Reports on Form 8-K.

              During the quarter ended March 31, 1999, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   I-FLOW CORPORATION
                                                 -------------------------
                                                       (Registrant)


        Date: May 12, 1999                       /s/ Donald M. Earhart
                                                 -------------------------------
                                                 Donald M. Earhart,
                                                 Chairman, President and CEO


        Date: May 12, 1999                       /s/ Gayle L. Arnold
                                                 -------------------------------
                                                 Gayle L. Arnold,
                                                 Vice President, Finance, Chief
                                                 Financial Officer

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