Form 10-Q
period 1999-06-30
I FLOW CORP /CA/
filed 1999-08-12
CIK 857728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended                  June 30, 1999
                                        ---------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    -------------------

                       Commission file Number:      0-18338
                                                  -----------

                               I-Flow Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              California                                     33-0121984
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
           or organization)                              Identification No.)

    20202 Windrow Drive, Lake Forest, CA                      92630
-------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)

                                 (949) 206-2700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

         As of June 30,1999 there were 14,416,841 shares of common stock outstanding.

                               I-FLOW CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999



                                TABLE OF CONTENTS


                                                                                                            Page
                                                                                                            ----
       Part I:  Financial Information

                Item 1. Financial Statements

                Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
                   and December 31, 1998                                                                        3

                Consolidated Statements of Operations for the three and six-month
                   periods ended June 30, 1999 and 1998 (Unaudited)                                             4

                Consolidated Statements of Cash Flows for the six-month periods
                   ended June 30, 1999 and 1998 (Unaudited)                                                     5

                Notes to Consolidated Financial Statements (Unaudited)                                          6

                Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                                    9

                Item 3. Quantitative and Qualitative Disclosures about Market Risk                             11

       Part II: Other Information                                                                              12

                Signatures                                                                                     14


                               I-FLOW CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                           June 30,        December 31,
                                                             1999              1998
                                                         ------------      ------------
ASSETS                                                   (Unaudited)
------
  CURRENT ASSETS:
    Cash and cash equivalents                            $  2,810,000      $    971,000
    Accounts receivable, net                                6,289,000         7,490,000
    Inventories, net                                        4,292,000         4,328,000
    Prepaid expenses and other                                601,000           638,000
                                                         ------------      ------------
       Total current assets                                13,992,000        13,427,000
                                                         ------------      ------------

PROPERTY:
    Furniture, fixtures and equipment                       7,202,000         6,789,000
    Less accumulated depreciation                          (4,100,000)       (3,362,000)
                                                         ------------      ------------
       Property, net                                        3,102,000         3,427,000
                                                         ------------      ------------


OTHER ASSETS
    Goodwill and other intangibles, net                     7,338,000         7,223,000
    Notes receivable and other                                111,000           259,000
                                                         ------------      ------------
TOTAL                                                    $ 24,543,000      $ 24,336,000
                                                         ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                     $  1,075,000      $  1,300,000
    Accrued payroll and related expenses                    1,706,000         1,453,000
    Current portion of long-term debt                       1,946,000         2,083,000
    Borrowings under line-of-credit                         1,376,000         1,979,000
    Other liabilities                                         100,000            24,000
                                                         ------------      ------------
       Total current liabilities                            6,203,000         6,839,000
                                                         ------------      ------------

LONG-TERM DEBT                                              1,949,000         2,680,000
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock - no par value; 5,000,000 shares
      authorized; 301,250 series B shares issued
      and outstanding at December 31, 1998                         --           686,000
    Common stock - no par value; 40,000,000 shares
      authorized; 14,416,841 and 14,044,428 shares
      issued and outstanding at June 30, 1999 and
      December 31, 1998, respectively                      38,522,000        37,735,000
    Common stock warrants                                     615,000           615,000
    Cumulative other comprehensive income                       1,000                --
    Accumulated deficit                                   (22,747,000)      (24,219,000)
                                                         ------------      ------------
       Net shareholders' equity                            16,391,000        14,817,000
                                                         ------------      ------------
TOTAL                                                    $ 24,543,000      $ 24,336,000
                                                         ============      ============




See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                            June 30,
                                                 ------------------------------      ------------------------------
                                                     1999              1998              1999              1998
                                                 ------------      ------------      ------------      ------------

Net revenues                                     $  7,338,000      $  5,897,000      $ 13,555,000      $  9,964,000
                                                 ------------      ------------      ------------      ------------

Costs and expenses:
  Cost of sales                                     2,887,000         2,637,000         5,523,000         4,444,000
  Selling and marketing                             1,068,000         1,081,000         2,130,000         1,932,000
  General and administrative                        2,041,000         1,631,000         3,620,000         2,819,000
  Product development                                 286,000           233,000           526,000           442,000
                                                 ------------      ------------      ------------      ------------
    Total costs and expenses                        6,282,000         5,582,000        11,799,000         9,637,000

Operating income                                    1,056,000           315,000         1,756,000           327,000

Interest expense                                     (127,000)         (165,000)         (249,000)         (317,000)
Income taxes                                          (36,000)          (17,000)          (57,000)          (24,000)
                                                 ------------      ------------      ------------      ------------
Net income (loss)                                $    893,000      $    133,000      $  1,450,000      $    (14,000)
                                                 ============      ============      ============      ============



Net income per share

     Basic and diluted                           $       0.06      $       0.01      $       0.10      $         --
                                                 ============      ============      ============      ============

Comprehensive Operations:
     Net income (loss)                           $    893,000      $    133,000      $  1,450,000      $    (14,000)
     Foreign currency translation adjustment            1,000             5,000             1,000             5,000
                                                 ============      ============      ============      ============
     Comprehensive income (loss)                 $    894,000      $    138,000      $  1,451,000      $     (9,000)
                                                 ============      ============      ============      ============





See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Six Months Ended
                                                                             June 30,
                                                                   ----------------------------
                                                                      1999             1998
                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                  $ 1,450,000      $   (14,000)
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
  Depreciation and amortization                                      1,220,000          885,000
  Changes in operating assets and liabilities:
    Accounts receivable                                              1,201,000          378,000
    Inventories                                                         35,000         (101,000)
    Prepaid expenses and other                                          37,000         (158,000)
    Accounts payable, accrued and other liabilities                    124,000       (1,835,000)
                                                                   -----------      -----------
Net cash provided (used) by operating activities                     4,067,000         (845,000)
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property (acquisitions) disposals                                   (413,000)        (112,000)
  Change in other assets                                              (445,000)        (105,000)
                                                                   -----------      -----------
Net cash used by investing activities                                 (858,000)        (217,000)
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in line of credit                                            (604,000)        (751,000)
  Change in notes payable                                             (868,000)       1,705,000
  Proceeds from exercise of stock options and warrants                 101,000           13,000
                                                                   -----------      -----------
Net cash provided (used) by financing activities                    (1,371,000)         967,000
                                                                   -----------      -----------

Effect of exchange rates on cash                                         1,000          122,000

NET DECREASE IN CASH AND CASH EQUIVALENTS                            1,839,000           27,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                               971,000          715,000
                                                                   ===========      ===========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 2,810,000      $   742,000
                                                                   ===========      ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                      $   266,000      $   218,000
                                                                   -----------      -----------
Income tax payments                                                $    27,000      $    24,000
                                                                   -----------      -----------
Preferred stock dividends payable                                  $        --      $    20,000
                                                                   -----------      -----------
Liabilities issued and assumed in connection with acquisition:
  Fair value of assets acquired (including intangibles)                               8,254,000
  Common stock issued                                                                 3,044,000
                                                                                    -----------
Liabilities issued and assumed                                                        5,210,000
                                                                                    ===========


See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 1999 and the results of its operations and its cash flows for the six-month periods ended June 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

         The financial statements included herein should be read in conjunction with the financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

         Certain amounts previously reported have been reclassified to conform with the presentation at June 30, 1999.

2.       INVENTORIES

         Inventories consisted of the following as of June 30, 1999 and December 31, 1998:

                                                                      June 30,                  December 31,
                                                                        1999                        1998
         --------------------------------------------------------------------------------------------------
                  Raw Materials                                    $  3,590,000                $  3,507,000
                  Work in Process                                       442,000                     172,000
                  Finished Goods                                      1,605,000                   1,869,000
                  Reserve for Obsolescence                           (1,345,000)                 (1,220,000)
         --------------------------------------------------------------------------------------------------

                  Total                                            $  4,292,000                $  4,328,000
         --------------------------------------------------------------------------------------------------

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

         The following is a reconciliation between the net income (loss) and the number of shares used in the basic and diluted net income (loss) per share calculations:

                                                                      Three Months Ended       Six Months Ended
                                                                           June 30,                June 30,
         ----------------------------------------------------------------------------------------------------------
         (Amounts in thousands)                                           1999        1998         1999        1998
         ----------------------------------------------------------------------------------------------------------
         Net income (loss)                                                 893         133        1,450         (14)
         Less preferred stock dividends                                     --          19           --          78
         ----------------------------------------------------------------------------------------------------------
         Net income (loss) available to common shareholders                893         114        1,450         (92)
         ----------------------------------------------------------------------------------------------------------
         Basic net income (loss) per share
            Weighted average number of shares outstanding               14,349      13,418       14,224      13,180
            Effect of dilutive securities:
               Preferred stock                                              --         700           --         700
               Stock options                                             1,161         272          799          --
         ----------------------------------------------------------------------------------------------------------
         Diluted net income (loss) per share
            Weighted average number of shares outstanding               15,510      14,390       15,023      13,880
         ----------------------------------------------------------------------------------------------------------

4.       BUSINESS SEGMENTS

         The Company operates in two business segments: manufacturing and marketing of medical infusion pumps and rentals of medical infusion pumps.

         Business segment information is as follows for the three and six-month periods ended June 30, 1999 and 1998:

                                                          Manufacturing
(Amounts in thousands)                                    and Marketing       Rentals       Consolidated
--------------------------------------------------------------------------------------------------------
Three months ended June 30, 1999:
Revenues                                                     $ 5,212          $ 2,126          $ 7,338
Operating income                                                 693              576            1,269
Assets                                                        15,832            8,711           24,543

Six months ended June 30, 1999:
Revenues                                                       9,439            4,116           13,555
Operating income                                               1,124            1,041            2,165
Assets                                                        15,832            8,711           25,543

Three months ended June 30, 1998:
Revenues                                                       4,269            1,628            5,897
Operating income                                                 351              157              508
Assets                                                        16,767            8,416           25,183

Six months ended June 30, 1998:
Revenues                                                       7,253            2,711            9,964
Operating income                                                 128              535              663
Assets                                                        16,767            8,416           25,183
--------------------------------------------------------------------------------------------------------

5.       ACQUISITION OF INFUSYSTEMS II, INC. AND VENTURE MEDICAL, INC.

         On February 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") with, InfuSystems II, Inc. ("InfuSystem"), Venture Medical, Inc. ("VMI") and the shareholders of InfuSystem and VMI, contemplating the merger of InfuSystem and VMI with and into a wholly-owned subsidiary of the Company. Pursuant to the Agreement, VMI and InfuSystem merged (the "Merger") with the subsidiary effective as of February 11, 1998. The acquisition was accounted for under the purchase method of accounting and the purchase price has been allocated to the net assets acquired and goodwill.

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

RESULTS OF OPERATIONS

         Net revenues during the three and six-month periods ended June 30, 1999 were $7,338,000 and $13,555,000, respectively, compared to $5,897,000 and $9,964,000 for the same periods in the prior year. In February 1998, the Company acquired two new subsidiaries, InfuSystems II, Inc. and Venture Medical, Inc., both of which were national ambulatory infusion pump management and distribution companies based in Detroit, Michigan. These companies merged into InfuSystem, Inc. ("InfuSystem"), a wholly- owned subsidiary of the Company. Rental revenues generated by InfuSystem, Inc. of $2,126,000 and $4,116,000 were included in net revenues for the three and six-month periods ended June 30, 1999, respectively. Revenues generated by InfuSystem, Inc., subsequent to the February 11, 1998 acquisition date, of $1,628,000 and $2,711,000 were included in net revenues for the three and six-month periods ended June 1998, respectively.

         Net product revenues increased from $7,253,000 for the six months ended June 30, 1998 to $8,599,000 for the same period in 1999, an increase of 18%. Revenues in early 1998 were adversely affected by the restructuring of the Company's worldwide distribution network as well as existing high distributor inventory levels early in 1998, which caused a short-term decline in shipments of infusion products to the Company's previous distribution partners. As described below, several new distribution partners and new products were added in 1998 and 1999. These new distibutors contributed significantly to the increased product revenues for the six months ended June 30, 1999.

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

         In May 1999, the Company entered into an agreement with dj Orthopedics LLC (formerly DonJoy, a division of Smith & Nephew, Inc.), a leading provider of orthopedic braces, to distribute the Company's recently introduced PainBuster in the United States and Canada for orthopedic surgery applications. I-Flow's PainBuster pain management system provides continuous infusion of a non-narcotic, local anesthetic directly into the intraoperative site for post-operative pain management. The agreement also calls for I-Flow to receive a nonrefundable $2 million licensing fee during 1999 and requires dj Orthopedics to make minimum purchases for 1999 and beyond in order to maintain distribution rights. As of June 30, 1999, the Company had received and recorded as revenue $800,000 in such licensing fees.

         In June 1999, the Company signed a distribution agreement with Ethicon Endo-Surgery, Inc., a Johnson & Johnson Company, under which Ethicon Endo-Surgery became the exclusive, worldwide distributor of I-Flow's disposable ON-Q pain management system, another new product for the pain management market, for all surgical applications (excluding orthopedics). The ON-Q pain management system infuses local anesthetics directly to the patient's primary source of post-operative pain. This multi-year agreement requires Ethicon Endo-Surgery to meet minimum purchase commitments to maintain exclusive distribution rights.

         The Company incurred cost of sales of $2,887,000 and $5,523,000 during the three and six-month periods ended June 30, 1999, compared to $2,637,000 and $4,444,000 in the prior year, an increase of 9% and 24%, respectively. As a percentage of product sales, cost of sales was relatively unchanged compared to the same periods in the prior year.

         Selling and marketing expenses for the three and six-month periods ended June 30, 1999 increased over the same periods in the prior year by $13,000 or 1% and $198,000 or 10%, respectively. The six-month increase is primarily due to the addition of such expenses for InfuSystem for the entire six-month period in 1999 versus only a portion of the six-month period for 1998.

         General and administrative expenses for the three and six-month periods ended June 30, 1999 increased $410,000 or 25% and $801,000 or 28% from the same periods in the prior year. These increases are due primarily to increased personnel costs, insurance costs and various other costs associated with the growth in the business as well as the addition of InfuSystem for the entire six month period in 1999 compared to only a portion of the six-month period for 1998.

         Product development expenses for the three and six-month periods ended June 30, 1999 increased over the same period in the prior year by $53,000, or 23% and $84,000 or 19%, respectively due primarily to increased efforts on the new pain management products. The Company will continue to incur product development expenses as it continues its efforts to introduce new and improved technology and cost-efficient products into the market.


LIQUIDITY AND CAPITAL RESOURCES

         During the six-month period ended June 30, 1999, funds of $4,067,000 were provided by operating activities consisting of net income of $1,450,000 plus non-cash expenses of $1,220,000 and net changes in operating assets and liabilities of $1,397,000. These changes in operating assets and liabilities consisted of: (1) a decrease in accounts receivable of $1,201,000 due to improved collections, (2) a decrease in inventories of $35,000, (3) an decrease in prepaid expenses and other of $37,000 and (4) an increase in accounts payable, accrued expenses, and other liabilities of $124,000 due to an increase in deferred revenue.

         The Company used funds for investing activities during the six-month period ended June 30, 1999 aggregating $858,000. These expenditures consisted of $413,000 for acquiring furniture, fixtures and equipment for use in operations and $445,000 in intangible assets. The increase in intangibles included additional goodwill of $286,000 (see Note 5 of Notes to Consolidated Financial Statements) and expenditures relating to patents.

         During the six month period ended June 30, 1999, funds of $1,371,000 were used for financing activities consisting primarily of payments on notes payable net of borrowings of $868,000 and a net reduction on the Company's line of credit of $604,000. The Company also received proceeds for the exercise of stock options of $101,000.

         As of June 30, 1999, the Company had cash funds of $2,810,000 and net receivables of $6,289,000. Management believes the Company's funds are sufficient to provide for its short and long-term projected needs for operations. However, the Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes.

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

         The Company determined that it was necessary to modify or replace portions of its hardware and software so that its computer systems properly recognize dates beyond December 31, 1999. The Company believes that with these modifications and conversions, the Year 2000 issue can be managed, and the associated risks mitigated. The Company has received confirmation from vendors of certain software used for internal operations that current releases or upgrades are designed to be Year 2000 compliant. The Company has installed such upgrades to its current systems.

         The Company has contacted the companies on which I-Flow relies heavily to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

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

         The Company has been using both external and internal resources to reprogram or replace its software for the Year 2000 issues. To date, the amounts incurred and expensed for developing and carrying out the plan have not had a material effect on the Company's operations. The Company has substantially completed its Year 2000 modifications, including testing, and does not anticipate any material costs remaining for addressing the Year 2000 issue. Although the Company is not aware of any material operational issues or costs associated with preparing its products or internal information systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominantly of third party software and hardware.

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

Items 1.-3.   Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

              (a) On May 13, 1999, the Company held its Annual Shareholders' Meeting.

              (b) A total of 11,545,966 of the outstanding voting securities were represented at the Annual Shareholders' by proxy or in person. All matters voted upon and approved at the Annual Shareholders' Meeting were as follows:

                    (1) The separate tabulation of the votes for each Director elected is as follows, with no abstentions, or broker non-votes:

                    Director Nominee                         Votes For       Votes Against
                    ----------------                         ---------       -------------
                    Donald M. Earhart                       11,450,599         95,367
                    Dr. John H. Abeles                      11,450,599         95,367
                    Erik H. Loudon                          11,450,599         95,367
                    Dr. Henry T. Tai                        11,450,599         95,367
                    Joel S. Kanter                          11,450,599         95,367
                    Jack H. Halperin                        11,450,599         95,367
                    James J. Dal Porto                      11,450,599         95,367

Item 5.       Not applicable.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

       Exhibit No.                             Exhibit
       -----------                             -------
           3.1            Restated Articles of Incorporation of the Company (2)
           3.2            Certificate of Amendment to Restated Articles of
                          Incorporation dated June 14, 1991 (3)
           3.3            Certificate of Amendment to Restated Articles of
                          Incorporation dated May 12, 1992 (5)
           3.4            Certificate of Determination covering Company's Series
                          B Preferred Stock filed with the Secretary of State on
                          October 5, 1992 (5)
           3.5            Restated Bylaws as of July 22, 1991 of the Company (3)
           4.1            Specimen Common Stock Certificate (5)
           4.2            Warrant Agreement between the Company and American Stock Transfer
                          & Trust Company, as Warrant Agent, dated February 13, 1990 (1)
           4.3            Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc. (8)
          10.1            Employment Agreement with Donald M. Earhart dated May 16, 1990 (2)(6) *
          10.2            1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option
                          Plan Restated as of March 23, 1992 (5)(6) *
          10.3            1992 Non-Employee Director Stock Option Plan (4)(6)
          10.4            License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (7)

          10.5            1996 Stock Incentive Plan (6)(9) *
          10.6            Agreement for Purchase and Sale of Assets dated as of July 3, 1996 by and among
                          I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (8)
          10.7            Employment Agreement with James J. Dal Porto dated September 6, 1996 (10) *
          10.8            Lease Agreement Between Industrial Developments International, Inc. as
                          Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (11)
          10.9            Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow
                          Subsidiary, Inc., Venture Medical, Inc., and Infusystems II, Inc. and the
                          Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (12)
          10.10           Loan and Security  Agreement  between Silicon Valley Bank and I-Flow
                          Corporation dated September 28, 1995 (13)
          10.11           Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated March 2, 1998 (13)
          27              Financial Data Schedule

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


                                            I-FLOW CORPORATION
                                            ------------------
                                               (Registrant)





Date:      August 12, 1999             /s/ Donald M. Earhart
      --------------------------      -----------------------------------------
                                      Donald M. Earhart,
                                      Chairman, President and CEO




Date:      August 12, 1999            /s/ Gayle L. Arnold
      --------------------------      -----------------------------------------
                                      Gayle L. Arnold,
                                      Vice President, Finance, Chief Financial
                                      Officer

                                INDEX TO EXHIBITS

     Set forth below is a list of the exhibits included or incorporated by reference as part of this report:

       Exhibit No.                       Exhibit
       -----------                       -------
           3.1            Restated Articles of Incorporation of the Company (2)
           3.3            Certificate of Amendment to Restated Articles of Incorporation dated
                          June 14, 1991 (3)
           3.4            Certificate of Amendment to Restated Articles of Incorporation dated
                          May 12, 1992 (5)
           3.4            Certificate of Determination covering Company's Series
                          B Preferred Stock filed with the Secretary of State on
                          October 5, 1992 (5)
           3.5            Restated Bylaws as of July 22, 1991 of the Company (3)
           4.1            Specimen Common Stock Certificate (5)
           4.2            Warrant Agreement between the Company and American Stock Transfer
                          & Trust Company, as Warrant Agent, dated February 13, 1990 (1)
           4.3            Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc. (8)
          10.1            Employment Agreement with Donald M. Earhart dated May 16, 1990 (2)(6) *
          10.2            1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option
                          Plan Restated as of March 23, 1992 (5)(6) *
          10.3            1992 Non-Employee Director Stock Option Plan (4)(6)
          10.4            License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (7)
          10.5            1996 Stock Incentive Plan (6)(9) *
          10.6            Agreement for Purchase and Sale of Assets dated as of July 3, 1996 by and among
                          I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (8)
          10.7            Employment Agreement with James J. Dal Porto dated September 6, 1996 (10) *
          10.8            Lease Agreement Between Industrial Developments International, Inc. as
                          Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (11)
          10.12           Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow
                          Subsidiary, Inc., Venture Medical, Inc., and Infusystems II, Inc. and the
                          Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (12)
          10.13           Loan and Security  Agreement  between Silicon Valley Bank and I-Flow
                          Corporation dated September 28, 1995 (13)
          10.14           Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated March 2, 1998 (13)
          27              Financial Data Schedule

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