Form 10-Q
period 1999-09-30
I FLOW CORP /CA/
filed 1999-11-15
CIK 857728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended               September 30, 1999
                              --------------------------------------------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from                   to
                                      ------------------    --------------------
                         Commission file Number: 0-18338

                               I-Flow Corporation
        ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  California                            33-0121984
        ------------------------------------------------------------------------
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

        20202 Windrow Drive, Lake Forest, CA                         92630
        ------------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip Code)

                                 (949) 206-2700
        ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

        As of September 30,1999 there were 14,487,306 shares outstanding of Common Stock.

                               I-FLOW CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


                                                                                          Page
                                                                                          ----
      Part I:    Financial Information

           Item 1.  Financial Statements

           Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
               and December 31, 1998                                                       3

           Consolidated Statements of Operations for the three and nine-month
               periods ended September 30, 1999 and 1998 (Unaudited)                       4

           Consolidated Statements of Cash Flows for the nine-month periods
               ended September 30, 1999 and 1998 (Unaudited)                               5

           Notes to Consolidated Financial Statements (Unaudited)                          6

           Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                     9

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk            11

      Part II:  Other Information                                                         12

           Signatures                                                                     14

                               I-FLOW CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                            September 30,        December 31,
                                                                1999                 1998
                                                            -------------        ------------
ASSETS                                                       (Unaudited)
  CURRENT ASSETS:
    Cash and cash equivalents                               $    809,000         $    971,000
    Accounts receivable, net                                   8,518,000            7,490,000
    Inventories, net                                           4,489,000            4,328,000
    Prepaid expenses and other                                   644,000              638,000

                                                            ------------         ------------
       Total current assets                                   14,460,000           13,427,000
                                                            ------------         ------------

PROPERTY:
    Furniture, fixtures and equipment                          7,614,000            6,789,000
    Less accumulated depreciation                             (4,456,000)          (3,362,000)

                                                            ------------         ------------
       Property, net                                           3,158,000            3,427,000
                                                            ------------         ------------


OTHER ASSETS
    Goodwill and other intangibles, net                        7,100,000            7,223,000
    Notes receivable and other                                   110,000              259,000

                                                            ------------         ------------
TOTAL                                                       $ 24,828,000         $ 24,336,000
                                                            ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                        $  1,426,000         $  1,300,000
    Accrued payroll and related expenses                       2,065,000            1,453,000
    Current portion of long-term debt                          1,905,000            2,083,000
    Borrowings under line-of-credit                              260,000            1,979,000
    Other liabilities                                                 --               24,000

                                                            ------------         ------------
       Total current liabilities                               5,656,000            6,839,000
                                                            ------------         ------------

LONG-TERM DEBT                                                 1,571,000            2,680,000
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock - no par value; 5,000,000 shares
      authorized; 301,250 series B shares issued
      and outstanding at December 31, 1998                            --              686,000
    Common stock - no par value; 40,000,000 shares
      authorized; 14,487,306 and 14,044,428 shares
      issued and outstanding at June 30, 1999 and
      December 31, 1998, respectively                         38,624,000           37,735,000
    Common stock warrants                                        615,000              615,000
    Cumulative other comprehensive income                         12,000                   --
    Accumulated deficit                                      (21,650,000)         (24,219,000)

                                                            ------------         ------------
       Net shareholders' equity                               17,601,000           14,817,000

                                                            ------------         ------------
TOTAL                                                       $ 24,828,000         $ 24,336,000
                                                            ============         ============

See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
                                                ----------------------------     ----------------------------
                                                    1999            1998             1999            1998
                                                ------------    ------------     ------------    ------------
Net revenues                                    $  7,831,000    $  6,574,000     $ 21,387,000    $ 16,539,000
                                                ------------    ------------     ------------    ------------

Costs and expenses:
  Cost of sales                                    3,057,000       2,733,000        8,380,000       7,184,000
  Selling and marketing                            1,011,000       1,107,000        3,141,000       3,038,000
  General and administrative                       2,248,000       1,742,000        6,069,000       4,556,000
  Product development                                275,000         236,000          801,000         678,000

                                                ------------    ------------     ------------    ------------
    Total costs and expenses                       6,591,000       5,818,000       18,391,000      15,456,000

Operating income                                   1,240,000         756,000        2,996,000       1,083,000

Interest expense, net                                115,000         204,000          364,000         521,000
Income taxes                                          29,000          15,000           86,000          37,000

                                                ------------    ------------     ------------    ------------
Net income                                      $  1,096,000    $    537,000     $  2,546,000    $    525,000
                                                ============    ============     ============    ============


Net income per share
     Basic                                      $       0.08    $       0.04     $       0.18    $       0.04
     Diluted                                    $       0.07    $       0.04     $       0.17    $       0.03
                                                ============    ============     ============    ============

Comprehensive Operations:
     Net income                                 $  1,096,000    $    537,000     $  2,546,000    $    525,000
     Foreign currency translation adjustment          12,000          (9,000)          12,000          (9,000)
                                                ------------    ------------     ------------    ------------
     Comprehensive income                       $  1,108,000    $    528,000     $  2,558,000    $    516,000
                                                ============    ============     ============    ============


See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                          Nine Months Ended
                                                                            September 30,
                                                                    -----------------------------
                                                                       1999              1998
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                          $ 2,546,000       $   525,000
Adjustments to reconcile net income
  to net cash provided by operations:
  Depreciation and amortization                                       1,812,000         1,528,000
  Changes in operating assets and liabilities:
    Accounts receivable                                              (1,028,000)          561,000
    Inventories                                                        (161,000)          249,000
    Prepaid expenses and other                                           (6,000)         (231,000)
    Accounts payable, accrued and other liabilities                     737,000        (1,854,000)

                                                                    -----------       -----------
Net cash provided by operating activities                             3,900,000           778,000
                                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property acquisitions                                                (825,000)         (403,000)
  Change in other assets                                               (446,000)          (13,000)

                                                                    -----------       -----------
Net cash used by investing activities                                (1,271,000)         (416,000)
                                                                    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in line of credit                                           (1,719,000)       (1,243,000)
  Change in notes payable                                            (1,287,000)        1,352,000
  Proceeds from exercise of stock options and warrants                  203,000            13,000

                                                                    -----------       -----------
Net cash (used) provided by financing activities                     (2,803,000)          122,000
                                                                    -----------       -----------

Effect of exchange rates on cash                                         12,000           126,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (162,000)          610,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                971,000           715,000
                                                                    -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   809,000       $ 1,325,000
                                                                    ===========       ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                       $   364,000       $   521,000
                                                                    -----------       -----------
Income tax payments                                                 $    86,000       $    37,000
                                                                    -----------       -----------
Conversion of preferred stock to common stock                       $   662,000       $   808,000
                                                                    -----------       -----------
Liabilities issued and assumed in connection with acquisition:
  Fair value of assets acquired (including intangibles)                                 8,254,000
  Common stock issued                                                                   3,044,000
                                                                                      -----------
Liabilities issued and assumed                                                          5,210,000
                                                                                      ===========


See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation (the Company) at September 30, 1999 and the results of its operations and its cash flows for the three and nine-month periods ended September 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

        The financial statements included herein should be read in conjunction with the financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

        Certain amounts previously reported have been reclassified to conform with the presentation at September 30, 1999.

2.      INVENTORIES

        Inventories consisted of the following as of September 30, 1999 and December 31, 1998:

                                               September 30,     December 31,
                                                   1999              1998
        ---------------------------------------------------------------------
                Raw Materials                   $ 3,826,000       $ 3,507,000
                Work in Process                     591,000           172,000
                Finished Goods                    1,564,000         1,869,000
                Reserve for Obsolescence         (1,492,000)       (1,220,000)
        ---------------------------------------------------------------------

                Total                           $ 4,489,000       $ 4,328,000
        ---------------------------------------------------------------------

3.      EARNINGS PER SHARE

        Basic net income per share is computed using the weighted average number of common shares outstanding during the periods presented.

        Diluted net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the conversion of all shares of the Company's convertible preferred stock into common stock and the exercise of all in-the-money stock options. Common equivalent shares have not been included where inclusion would be antidilutive.

        The following is a reconciliation between the net income and the number of shares used in the basic and diluted net income per share calculations:

                                                                       Three Months              Nine Months
                                                                           Ended                    Ended
                                                                       September 30,             September 30,
        ---------------------------------------------------------------------------------------------------------
          (Amounts in thousands)                                    1999         1998         1999         1998
        ---------------------------------------------------------------------------------------------------------
          Net income                                               $ 1,096      $   537      $ 2,546      $   525
          Less preferred stock dividends                                             14                        42
        ---------------------------------------------------------------------------------------------------------
            Net income available to common shareholders            $ 1,096      $   523      $ 2,546      $   483
        ---------------------------------------------------------------------------------------------------------

          Basic net income per  share
             Weighted average number of shares outstanding          14,442       13,632       14,298       13,332
             Effect of dilutive securities:
                Preferred stock                                                     570                       570
                Stock options                                        1,324          185        1,008          333
        ---------------------------------------------------------------------------------------------------------
          Diluted net income  per share
             Weighted average number of shares outstanding          15,766       14,387       15,306       14,235
        ---------------------------------------------------------------------------------------------------------


4.      BUSINESS SEGMENTS

        The Company operates in two business segments: manufacturing and marketing of medical infusion pumps and rentals of medical infusion pumps.

        Business segment information is as follows for the three and nine-month periods ended September 30, 1999 and 1998:


                                              Manufacturing
                (Amounts in thousands)        and Marketing     Rentals   Consolidated
        ------------------------------------------------------------------------------
        1999
        THREE MONTHS ENDED SEPTEMBER 30,
        Revenues                                 $ 5,788        $ 2,043        $ 7,831
        Operating income                             814            426          1,240
        Assets                                    15,852          8,976         24,828

        NINE MONTHS ENDED SEPTEMBER 30,
        Revenues                                  15,228          6,159         21,387
        Operating income                           1,639          1,357          2,996
        Assets                                    15,852          8,976         24,828

        1998
        THREE MONTHS ENDED SEPTEMBER 30,
        Revenues                                   4,924          1,650          6,574
        Operating income                             563            193            756
        Assets                                    16,342          8,521         24,863

        NINE MONTHS ENDED SEPTEMBER 30,
        Revenues                                  12,178          4,361         16,539
        Operating income                             429            654          1,083
        Assets                                    16,342          8,521         24,863

        ------------------------------------------------------------------------------

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

        In the Merger, all of the outstanding shares of Common Stock of VMI and InfuSystems were exchanged for shares of Common Stock of the Company. The aggregate number of shares of Common Stock of the Company issued in the Merger to the shareholders of VMI and InfuSystems was 972,372 shares, valued at approximately $2.9 million (subject to certain post-closing adjustments). As contemplated by the Agreement, shares of Common Stock of the Registrant issued in the Merger valued at $1.5 million (the "Escrowed Shares") were withheld and were delivered to an escrow agent, to be deposited in escrow. The Escrowed Shares, or cash equal to the closing value of the Escrowed Shares, will be held for a period of two years during which time they will be subject to claims by the Company to satisfy the obligations of InfuSystems, VMI and the shareholders of InfuSystems and VMI under the Agreement (subject to the possible earlier release of a portion of the Escrowed Shares in connection with collection of certain accounts receivable). At each of the six-month, one-year, eighteen-month and two-year anniversaries of the closing, if the value of the Company's Common Stock at such time is less than the value of its Common Stock as of the closing ($2.98 per share), then the Company will be obligated to pay additional amounts as merger consideration. Any additional amounts are to be calculated pursuant to the formula set forth in the Agreement. At the Company's election, it may pay such additional merger consideration by the issuance of additional shares of its Common Stock, in cash, or any combination thereof. In August 1998, the Company issued 234,806 shares of its Common Stock pursuant to the valuation floor provision for the six-month anniversary. There was no incremental value ascribed to these additional shares for purchase accounting of the acquisition. In March 1999, the Company paid $286,081 pursuant to the valuation floor provision for the one-year anniversary. No adjustment was necessary for the eighteen-month anniversary in August 1999.

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

RESULTS OF OPERATIONS

        Net revenues during the three and nine-month periods ended September 30, 1999 were $7,831,000 and $21,387,000, respectively, compared to $6,574,000 and $16,539,000 for the same periods in the prior year, representing an increase of 19% and 29%, respectively. In February 1998, the Company acquired two new subsidiaries, InfuSystems II, Inc. and Venture Medical, Inc., both of which were national ambulatory infusion pump management and distribution companies based in Detroit, Michigan. These companies were merged into InfuSystem, Inc. ("InfuSystem"), a wholly owned subsidiary of the Company. Rental revenues generated by InfuSystem, Inc. of $2,043,000 and $6,159,000 were included in net revenues for the three and nine-month periods ended September 30, 1999, respectively. Rental revenues generated by InfuSystem, Inc. subsequent to the February 11, 1998 acquisition date, of $1,650,000 and $4,361,000 were included in net revenues for the three and nine-month periods ended September 30, 1998.

        Net product revenues increased from $12,178,000 for the nine months ended September 30, 1998 to $13,769,000 for the same period in 1999, an increase of 13%. Revenues in early 1998 were adversely affected by the restructuring of the Company's worldwide distribution network as well as existing high distributor inventory levels early in 1998, which caused a short-term decline in shipments of infusion products to the Company's previous distribution partners. As described below, several new distribution partners and new products were added in 1998 and 1999. These new distributors contributed significantly to the increased product revenues for the nine-months ended September 30, 1999.

        In March 1998, the Company entered into an agreement with B. Braun Melsungen AG (G.BRN), a world leader in the manufacture and distribution of pharmaceuticals and infusion products, to distribute I-Flow's elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The Company also entered into a similar agreement under which B. Braun of America, Inc. distributes I-Flow's elastomeric pumps to its full line IV solution customers in the United States. During the nine months ended September 30, 1999 and 1998, aggregate sales to these two companies accounted for approximately 22% and 25%, respectively, of the Company's net revenues.

        In May 1999, the Company entered into an agreement with dj Orthopedics LLC (formerly DonJoy, a division of Smith & Nephew, Inc.), a leading provider of orthopedic braces, to distribute the Company's PainBuster pain management system exclusively in the United States and Canada for orthopedic surgery applications. I-Flow's PainBuster pain management system provides continuous infusion of a non-narcotic, local anesthetic directly into the intraoperative site for post-operative pain management. The agreement also calls for I-Flow to receive a nonrefundable $2 million licensing fee during 1999 and requires dj Orthopedics to make minimum purchases for 1999 and beyond in order to maintain distribution rights. As of September 30, 1999 the Company had recorded as revenue $1,400,000 in such licensing fees. The Company has not yet received payment for $600,000 of these licensing fees which were due September 20, 1999.

        In June 1999, the Company signed a distribution agreement with Ethicon Endo-Surgery, Inc., a Johnson & Johnson Company, under which Ethicon Endo-Surgery became the exclusive, worldwide distributor of I-Flow's ON-Q Pain Management System for all surgical applications excluding orthopedics. The ON-Q Pain Management System infuses non-narcotic local anesthetics directly into the intraoperative site, the patient's primary source of post-operative pain. This multi-year agreement requires Ethicon Endo-Surgery to meet minimum purchase commitments to maintain exclusive distribution rights.

        Cost of sales of $3,057,000 and $8,380,000 were incurred during the three and nine-month periods ended September 30, 1999, compared to $2,733,000 and $7,184,000 in the prior year. As a percentage of net sales, cost of sales was approximately 4 % lower compared to the same periods in the prior year due primarily to a change in the sales mix towards the new pain management products, which have a higher gross margin.

        Selling and marketing expenses for the three-months ended September 30, 1999 decreased over the same period in the prior year by $96,000 or 9%, due to the lower selling costs associated with the new distribution agreements described above. Selling and marketing expenses for the nine-months ended September 30, 1999 increased over the same period in the prior year by $103,000 or 3%. The nine-month increase is primarily due to the addition of such expenses for InfuSystem for the entire nine-month period in 1999 versus only a portion of the nine-month period for 1998.

        General and administrative expenses for the three and nine-months ended September 30, 1999 increased $506,000 or 29% and $1,513,000 or 33% from the same periods in the prior year. These increases are due primarily to increased personnel costs, insurance costs and various other costs associated with the growth in the business as well as the addition of InfuSystem for the entire nine-month period in 1999 compared to only a portion of the nine-month period for 1998.

        Product development expenses for the three and nine-months ended September 30, 1999 increased over the same period in the prior year by $39,000, or 17% and $123,000 or 18%, respectively, due primarily to increased efforts on the new pain management products. The Company will continue to incur product development expenses as it continues its efforts to introduce new and improved technology and cost-efficient products into the market.


LIQUIDITY AND CAPITAL RESOURCES

        During the nine month period ended September 30, 1999, funds of $3,900,000 were provided by operating activities consisting of net income of $2,546,000 plus non-cash expenses of $1,812,000 less net changes in operating assets and liabilities of $458,000. These changes in operating assets and liabilities consisted of: (1) an increase in accounts receivable of $1,028,000, (2) an increase in inventories of $161,000, (3) an increase in prepaid expenses and other of $6,000, less
        (4) an increase in accounts payable, accrued expenses, and other liabilities of $737,000.

        The Company used funds for investing activities during the nine-month period ended September 30, 1999 aggregating $1,271,000. These expenditures consisted of $825,000 for acquiring furniture, fixtures and equipment for use in its operations and $446,000 in intangible assets. Included in such amount is the payment of $286,000 to the former shareholders of InfuSystem (see Note 5 of Notes to Consolidated Financial Statements).

        During the nine month period ended September 30, 1999, funds of $2,803,000 were used for financing activities consisting primarily of payments on notes payable net of borrowings of $1,287,000 and a net reduction on the Company's line of credit of $1,719,000. The Company also received $203,000 in proceeds from the exercise of stock options.

        As of September 30, 1999, the Company had cash funds of $809,000 and net receivables of $8,518,000. Management believes the Company's funds are sufficient to provide for its short and long-term projected needs for operations. However, the Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes.


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

        The Company has modified or replaced portions of its hardware and software so that its computer systems properly recognize dates beyond December 31, 1999. The Company has completed its Year 2000 remediation efforts and believes that with these modifications and conversions, the Year 2000 issue can be managed, and the associated risks mitigated. The Company has received confirmation from vendors of certain software used for internal operations that current releases or upgrades are designed to be Year 2000 compliant. The Company has installed such upgrades to its current systems. Additionally, The Company has contacted the companies that it relies heavily upon to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company has assessed and attempted to mitigate its risks with respect to failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

        The Company has evaluated its own products for potential Year 2000 issues and made such products Year 2000 compliant. The vast majority of the Company's products are not date sensitive and the Company does not directly rely on any of its vendors' or customers' systems. The Company did not incur significant issues or costs associated with making its products Year 2000 compliant. However, there can be no assurance that such products do not contain undetected errors or defects associated with Year 2000 date functions.

        The Company has been using both external and internal resources to reprogram or replace its software for the Year 2000 issues. To date, the amounts incurred and expensed for developing and carrying out the plan have not had a material effect on the Company's operations. Although the Company is not aware of any additional material operational issues or costs associated with preparing its products or internal information systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominantly of third party software and hardware.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN CURRENCY

        The Company has a subsidiary operating in Mexico. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company believes that this foreign currency market risk is not material.


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


                                                I-FLOW CORPORATION
                                                -------------------
                                                   (Registrant)





        Date: November 11, 1999                /s/ Donald M. Earhart
             -------------------               ---------------------------------
                                               Donald M. Earhart,
                                               Chairman, President and CEO




        Date: November 11, 1999                /s/ Gayle L. Arnold
             -------------------               ---------------------------------
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