Form 10-K405
period 1999-12-31
I FLOW CORP /CA/
filed 2000-03-30
CIK 857728

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

For the fiscal year ended               December 31, 1999
                          ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _____________ to ____________

                         COMMISSION FILE NUMBER 0-18338

                               I-FLOW CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                   33-0121984
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

20202 WINDROW DRIVE, LAKE FOREST, CA                            92630
--------------------------------------                       ----------
(Address of Principal Executive office                       (Zip code)

Registrant's telephone number, including area code:               (949) 206-2700
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

Yes  [X]         No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x]

The aggregate market value of the 13,544,374 shares of voting Common Stock of the registrant held by non-affiliates of the registrant on March 1, 2000, based on the last sale price of such stock on the NASDAQ Small Cap Market on such date was $49,166,078.

Registrant's outstanding stock as of March 1, 2000 was 14,920,207 shares of Common Stock.

Information required by Part III is incorporated by reference to portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's year ended December 31, 1999.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

I-Flow Corporation (the "Company" or "I-Flow") designs, develops and markets technically advanced, low-cost ambulatory infusion systems that are redefining the standard of care by providing life enhancing, cost effective solutions for pain management and infusion therapy. The Company's products are used both in hospitals and alternate site settings.

I-Flow is rapidly expanding its reputation in the medical and health care industry as an innovator in acute and chronic pain management. An important fear of most patients having surgery is the expectation of pain after the operation. I-Flow's product lines for pain management help get patients on their feet faster, allowing for shorter hospital stays and quicker recoveries.

I-Flow manufactures a growing line of compact, portable infusion pumps, catheters and pain kits that administer medication directly to the wound site as well as administer local anesthetics, chemotherapies, antibiotics, nutritional supplements and other medications. The Company has continued to introduce reliable, lightweight, portable infusion pumps enabling patients to live ambulatory and, therefore, more productive lifestyles. I-Flow sells and distributes its products throughout the United States, Canada, Europe, Asia, Mexico, Brazil, Australia, New Zealand and the Middle East. InfuSystem, Inc. a wholly-owned subsidiary, is primarily engaged in the rental of infusion pumps on a month-to-month basis.

The Company was incorporated in the State of California in July 1985. The Company's corporate offices are located at 20202 Windrow Drive, Lake Forest, California 92630. The telephone number is (949) 206-2700 and its web site is located at www.i-flowcorp.com.

ACQUISITIONS

On July 22, 1996, the Company purchased substantially all of the assets of Block Medical, Inc. ("Block"), a wholly-owned subsidiary of Hillenbrand Industries, Inc. Block was a San Diego, California based manufacturer and marketer of ambulatory infusion devices.

On February 11, 1998, the Company acquired all of the outstanding stock of InfuSystem II, Inc. and Venture Medical, Inc. (collectively referred to as "InfuSystem"). InfuSystem is a leading ambulatory infusion pump management provider based in Madison Heights, Michigan. By delivering ambulatory pumps and the related disposables from a variety of manufacturers to private medical practices and clinics across the country, InfuSystem uses a unique approach to service the cancer infusion therapy market.

On January 14, 2000, the Company acquired all of the outstanding stock of Spinal Specialties, Inc., a designer and manufacturer of custom spinal, epidural and nerve block infusion kits based in San Antonio, Texas. Spinal Specialties provides a line of custom disposable products for chronic pain management, which are tailored to the specific needs of the hospital, anesthesiologist and pain clinic.

THE PRODUCTS

I-Flow offers the health care professional a complete line of cost-effective infusion therapy devices designed to meet the needs of today's managed care environment both in the hospital and alternate site setting. The I-Flow family of technically advanced infusion products is portable, reliable, economical and versatile.

Elastomerics

I-Flow's complete family of Elastomeric pumps deliver medication from an elastic "balloon" that does not rely on gravity for proper delivery. These pumps are small enough to fit into the patient's pocket or be clipped to the patient's clothing, allowing for better mobility and a quicker transition to rehabilitation. This easy-to-use technology provides the health care professional with a device that is both safe and simple enough for patients to use for self-administration. The Company's elastomeric line of products can be used for pain management medications, antibiotics or other medications that often require complex protocols for volume and delivery rate.

Elastomeric products include the patented Homepump Eclipse(R), Homepump Eclipse "C"-Series and One-Step KVO(TM).

Chronic Pain Kits

This new product line resulting from I-Flow's January 2000 acquisition of Spinal Specialties, Inc. includes custom spinal, epidural and nerve block kits. These disposable products for chronic pain management are tailored to the specific needs of the hospital, anesthesiologist and pain management clinic. The spinal tray line can be combined with I-Flow's infusion systems to create new products for managing acute and chronic pain.

Acute Pain Kits

The acute pain kit product line includes the PainBuster(TM) kit, ON-Q(TM) Pain Management System and Nerve Block kit. I-Flow's PainBuster(TM) and ON-Q(TM) offer continuous wound site pain management, considered one of the most ideal treatments for post-operative pain. This is a great improvement over previous methods of wound site pain management. Since few or no narcotics are used, there are fewer side effects.

The Company's new Soaker Catheter was granted FDA permission for use for pain management of large surgical incisions in November 1999. The Soaker Catheter, which attaches to I-Flow's diverse line of infusion systems, provides a continuous, even infusion of a non-narcotic, local anesthetic directly along incisions for post-operative pain management. It will be available in lengths of 2.5, 5 and 10-inches.

Syringe Delivery Systems

I-Flow's Syringe Delivery Systems are designed to provide accurate intravenous push delivery from a syringe. The systems are cost-effective for both single and multiple doses and provide health care professionals with a safe and accurate alternative to gravity or IV push methods with a relatively easy learning curve for patients.

Products include Medi-SIS 20(TM) and Medi-SIS 60(TM).

Non-Electric IV Bag Delivery Systems

I-Flow's non-electric products provide a safe and easy-to-use system for controlled infusion.

Products include the Paragon(R) ambulatory infusion pump, Paragon Epidural Pump and Rely-A-Flow(R) Gravity Set.

Electronic Pumps

Products include I-Flow VIP(TM), which can be used with VOICELINK(R). VOICELINK enables caregivers to monitor and program the devices for their patients with just a touch-tone phone. The Company believes he Vivus 4000(R) is the only ambulatory, multi-channel, multi-therapy electronic infusion pump currently available and provides accurate and safe remote programming and delivery of four individual protocols regardless of complexity.

THE MARKETS

The Company participates in various market segments. Over the last two years, I-Flow significantly expanded its product line and distribution capabilities to establish itself as a leading player in the pain management arena. This, coupled with the Company's continuing innovations in pain management and infusion technologies, has placed I-Flow in a strong position for future potential growth.

The hospital market for I-Flow's simple and portable infusion technologies is currently a virtually untapped market. There are more than 39 million operative procedures performed in the U.S. every year. I-Flow estimates that more than 10 million per year are excellent candidates for the ON-Q(TM) and PainBuster(TM) systems. There are also 4 million live births in the U.S., most of which are targets for Spinal Specialties product lines.

The alternate site health care industry has grown significantly in the past few years with ambulatory infusion devices being one of the fastest growing segments. An ambulatory pump allows patients to leave the hospital earlier, making it very attractive to cost-conscious hospitals and to patients who favor home treatment.

The following table sets forth a summary of the Company's revenues by market segment, expressed as percentages of the total net revenues:

Revenues by Market Segment              1999          1998          1997
----------------------------            ----          ----          ----
Hospital and Pain Management             26%            9%            --
Home Care                                25%           36%            64%
Oncology                                 29%           27%            --
International                            20%           28%            36%

COMPETITION

The drug infusion industry is highly competitive. The Company competes in this market based on price, service and product performance. Some of the competitors have significantly greater resources than the Company for research and development, manufacturing and marketing, and as a result may be better able to compete for market share, even in areas in which the Company's products may be superior. The industry is subject to technological changes and there can be no assurance that the Company will be able to maintain any existing technological lead long enough to establish its products and to sustain profitability.

The number of current competitors and the Company's current competitive position for each of its product lines is noted in the table below.

                                             Number of
                                               Known             Estimated
       Market Description                   Competitors     Competitive Position
       ------------------                   -----------     --------------------
Elastomerics                                     3                   1
Chronic Pain Kits                               11                   8
Acute Pain Kits                                  4                   1
Syringe Delivery Systems                         8                   7
Non-Electric IV Bag Delivery Systems             4                   2
Electronic Pumps                                 7                   4

The Company has focused its product development efforts on products in the ambulatory infusion systems market and, with the majority of its new products, it is expanding its market to include hospitals. Amounts spent on Company-sponsored product development activities are disclosed in the Statements of Operations in the Financial Statements included elsewhere herein.

SALES AND DISTRIBUTION

Distribution of the Company's products in the United States is currently managed directly through its internal sales force as well as through a number of regional medical product distributors. As of March 1, 2000, the Company and its subsidiaries had 22 internal sales representatives located throughout the United States. The Company relies on regional U.S. medical product distributors for approximately 7% of its revenue. There are no complete integrated contracts with any of these distributors. The Company is actively pursuing additional distribution arrangements for its products.

During 1998, the Company entered into an agreement with B. Braun Melsungen AG, a world leader in the manufacture and distribution of pharmaceuticals and infusion products, to distribute I-Flow's elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The Company also entered into a similar agreement with B. Braun Medical, Inc. to distribute I-Flow's elastomeric pumps to its full line IV solution customers in the United States. These two relationships have generated significant sales for the

Company. During the year ended December 31, 1999, combined sales to these companies accounted for approximately 16% of the Company's net revenues.

In May 1999, the Company entered into an agreement with dj Orthopedics LLC (formerly DonJoy, a division of Smith & Nephew, Inc.), a leading provider of orthopedic braces, to distribute the Company's PainBuster pain management system exclusively in the United States and Canada for orthopedic surgery applications. I-Flow's PainBuster pain management system provides continuous infusion of a non-narcotic, local anesthetic directly into the intraoperative site for post-operative pain management. The agreement called for I-Flow to receive a nonrefundable $2 million licensing fee during 1999. Additionally, dj Orthopedics is required to make minimum purchases in order to maintain distribution rights.

In June 1999, the Company signed a distribution agreement with Ethicon Endo-Surgery, Inc., a Johnson & Johnson company, under which Ethicon Endo-Surgery became the exclusive worldwide distributor of I-Flow's ON-Q Pain Management System for all surgical applications excluding orthopedics. The ON-Q Pain Management System infuses non-narcotic local anesthetics directly into the intraoperative site, the patient's primary source of post-operative pain. This multi-year agreement requires Ethicon Endo-Surgery to meet minimum purchase commitments to maintain exclusive distribution rights.

The Company sells several of its products into the international market and has signed agreements with distributors in various countries. Currently, the Company is selling its products through distributors in Canada, Brazil, the Benelux Countries, Germany, England, Ireland, Italy, Mexico, Spain, Korea, Australia, New Zealand and Israel. Aggregate sales to countries outside of the United States represented approximately 20%, 28% and 36% of the Company's revenues for the years ended December 31, 1999, 1998 and 1997, respectively. The Company does not have any capital investments in any foreign operations except for its plant in Mexico.

Total revenue attributable to each geographic area into which the Company has sales is as follows:

Sales to unaffiliated customers:          1999          1998            1997
--------------------------------          ----          ----            ----
    United States                     $23,962,000   $17,020,000    $11,484,000
    Europe                              4,181,000     5,032,000      3,953,000
    Asia                                1,165,000     1,129,000      1,986,000
    Other                                 476,000       411,000        319,000

MANUFACTURING AND OPERATIONS

With the acquisition of substantially all the assets of Block in July 1996, the Company acquired Block's wholly-owned subsidiary, a manufacturing plant in Northern Mexico. This plant has been in operation since 1994 and has historically performed, and is currently performing, the manufacture of all of Block's disposable IV infusion devices and tubing sets. The Company intends to maintain the plant in Mexico and to manufacture a substantial portion of its products there. The Company regularly reviews the use of outside vendors for production versus internal manufacturing, analyzing factors such as the quality of the products received from vendors, the costs of the products, timely delivery and employee utilization.

In each of the years ended December 31, 1999, 1998 and 1997, the Company incurred expenses of approximately $1,057,000, $940,000 and $1,035,000, respectively, for product development.

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

Copyrights have been obtained for the Vivus 4000 programming software. The product names are either registered trademarks or have trademark applications pending. There can be no assurance that pending patent or trademark applications will be approved or that any patents will provide competitive advantages for the Company's products or will not be challenged or circumvented by competitors.

REGULATIONS GOVERNING THE COMPANY'S MANUFACTURING OPERATIONS

Development and manufacture of I-Flow products is regulated by the Food, Drug and Cosmetic Act. Under the act, the Company is required to register its facilities and list its devices with the FDA, to file notice of intent to market new products under Section 510(K) of the Act, to track the location of certain of its products and to report any incidents of death or serious injury relating to its products. To date, there have been no reportable conditions found during any FDA inspections. Failure to comply with any of these regulations can result in civil and criminal penalties upon the Company and/or the recall, seizure or injunction of certain of its products.

In addition to the FDA, the State of California has a set of similar regulations and requires annual production-site inspections to maintain the relevant manufacturing license. State regulations also address the storage and handling of certain chemicals and disposal of their wastes.

The Company is required to comply with federal, state and local environmental laws. To date, however, there has been no significant effect of environmental issues on the capital expenditures, earnings and competitive position of the Company and there is currently no significant use of hazardous materials in the manufacture of the Company's products.

Products intended for export are subject to additional regulations, including compliance with ISO 9000. In May 1995, the Company received ISO 9001 certification, which indicates that I-Flow's products meet specified uniform standards of quality and testing. The Company was also granted permission to use the CE mark on its products, which reflects approval of the Company's products for export into 18 member countries of the European Community. In December 1996, the Block operations, including the Mexico facility, were added to the Company's ISO certification and permission was granted to use the CE mark on the Block products.

The Company has passed all regulatory inspections and believes that it is currently in compliance with all relevant federal, state and international requirements in all material respects.

EMPLOYEES

As of March 1, 2000, the Company and its subsidiaries had a total of 139 full-time employees in the United States and an additional had 143 employees at the Company's wholly-owned subsidiary in Mexico. None of the Company's employees in the United States are covered by a collective bargaining agreement with a union. The Company considers its relationship with its employees to be good. The Company also uses temporary employees as needed, mainly in manufacturing.

ITEM 2. DESCRIPTION OF PROPERTY

In July 1997, the Company entered into a ten-year noncancelable operating lease for a new 51,000 square foot building in Lake Forest, California, to be used as its primary facility. The Company also leases a facility for its manufacturing plant in Northern Mexico, a facility for the operation of its subsidiary in Detroit, Michigan and a facility for its recently acquired subsidiary in San Antonio, Texas. These facilities currently operate at approximately 60% of capacity.

ITEM 3. LEGAL PROCEEDINGS

As of March 1, 2000, the Company was involved in legal proceedings in the normal course of operations. Although the outcome of the proceedings cannot be determined as of March 1, 2000, in the opinion of management any resulting future liability will not have a material adverse effect on the Company and its subsidiaries, taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the executive officers of the Company as of March 1, 2000. There are no family relationships between any of the executive officers or directors of the Company. The executive officers are chosen annually at the first meeting of the Board of Directors following the annual meeting of shareholders and, subject to the terms of any employment agreement, serve at the will and pleasure of the Board of Directors.

Name(Age)                            Position
----------                           --------
Donald M. Earhart(55)                President, Chief Executive Officer and
                                       Chairman of the Board
Henry Tsutomu Tai, Ph.D., M.D.(56)   Secretary and Director
James J. Dal Porto(46)                 Executive Vice President, Chief Operating
                                       Officer and Director
Gayle L. Arnold(38)                  Chief Financial Officer and Treasurer

DONALD M. EARHART, former Corporate Officer and President of the Optical Division of Allergan, Inc. (from 1986 to 1990), has been Chairman of the Board since March 1991 and Chief Executive Officer since July 1990. Mr. Earhart joined the Company as President and Chief Operating Officer in June 1990. Mr. Earhart, who holds a Bachelor of Engineering degree from Ohio State University and a Masters Degree in Business Administration from Roosevelt University, has over 25 years experience in the medical products industry. Prior to his employment at Allergan, he was a Corporate Officer and Division President of Bausch and Lomb and was an operations manager of Abbott Laboratories. He has also served as an engineering consultant at Peat, Marwick, Mitchell & Co. and as an engineer with Eastman Kodak Company.

HENRY TSUTOMU TAI, PH.D., M.D. is the initial progenitor of the Company's product and business concept in multiple-drug infusion systems and founding director. Dr. Tai was Chairman of the Board from 1985 to 1988 and has been a director and Secretary of the Company since 1990. Dr. Tai has been a consultant in hematology and oncology since 1977. Dr. Tai holds a Bachelor of Arts degree in Molecular Biology from Harvard University and a Ph.D. in Molecular Biology and a M.D. from the University of Southern California. He has done postdoctoral research in the molecular biology of tumor virus DNA at the Weizman Institute of Science in Israel and at the California Institute of Technology.

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

GAYLE L. ARNOLD joined the Company in April 1991 to serve as Controller, was promoted to Chief Financial Officer in February 1994 and given the additional office of Treasurer in May 1996. Prior to joining the Company, Ms. Arnold served as a Manager with the accounting firm Deloitte & Touche LLP where she was employed from 1984 to 1991. Ms. Arnold is a Certified Public Accountant and holds a Bachelor of Business Administration degree from the University of Texas, Austin.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock trades on The Nasdaq Small-Cap Market under the symbol "IFLO." The table below sets forth the high and low sales prices of the Company's Common Stock as reported by The Nasdaq Small-Cap Market. As of March 1, 2000, the Company's closing stock price was $3.63.

                                                 High                       Low
                                                 ----                       ---
           1998
           ----
           1st   Quarter                        $3.69                      $2.50
           2nd   Quarter                        $2.69                      $1.75
           3rd   Quarter                        $2.31                      $1.38
           4th   Quarter                        $2.00                      $1.13

           1999
           ----
           1st   Quarter                        $2.94                      $1.75
           2nd   Quarter                        $5.00                      $2.72
           3rd   Quarter                        $4.34                      $3.50
           4th   Quarter                        $4.50                      $3.69

American Stock Transfer & Trust Company is the Company's transfer agent for its Common Stock. As of March 1, 2000, the Company had approximately 500 shareholders of record and, based upon information received from nominee holders, the Company believes it has in excess of 9,000 total beneficial holders.

The Company has not paid, and does not currently expect to pay in the foreseeable future, cash dividends on its Common Stock.

On February 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") with InfuSystems II, Inc. ("InfuSystem"), Venture Medical, Inc. ("VMI") and the shareholders of InfuSystem and VMI, contemplating the merger of InfuSystem and VMI with and into a wholly-owned subsidiary of the Company. Pursuant to the Agreement, VMI and InfuSystem were merged (the "Merger") with and into the subsidiary effective as of February 11, 1998 (the "Effective Time"). In the Merger, all of the outstanding shares of Common Stock of VMI and InfuSystem were exchanged for 987,074 shares of Common Stock of the Company. In accordance with the terms of the Agreement, 59,395 shares of the Company's Common Stock were issued to Amherst Capital Partners, L.L.C. ("Amherst"), investment banker for InfuSystem and VMI, as payment of Amherst's fees and expenses in connection with the Merger. In August 1998, the Company issued an additional 209,675 shares of its Common Stock pursuant to a valuation floor provision for the six-month anniversary. In February 1999, the Company paid an additional $286,000 pursuant to a valuation floor provision for the one-year anniversary. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The shares of Common Stock issued pursuant to the Merger Agreement were included in the Registration Statement on form S-3 (Registration No. 333-62929) filed by the Company in January 1999.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The data set forth below has been derived from the audited Consolidated Financial Statements of I-Flow Corporation and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                                                 Year Ended December 31,
                                                 -------------------------------------------------------
(Amounts in thousands, except                      1999        1998        1997        1996       1995
  per share amounts)                             --------    --------    --------    --------    -------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:(1)
Revenue:
  Net sales                                      $ 19,197    $ 17,006    $ 17,678    $  9,153    $ 9,737
  Rental income and other                           8,587       6,586          64         139         60
  Licensing fees                                    2,000          --          --       4,600        250
                                                 --------    --------    --------    --------    -------
    Total revenue                                  29,784      23,592      17,742      13,892     10,047

Cost of sales                                      11,824      10,219       8,450       3,954      4,422
                                                 --------    --------    --------    --------    -------

Gross Profit                                       17,960      13,373       9,292       9,938      5,625

Expenses:
  Selling and marketing                             4,193       4,178       3,197       2,617      1,483
  General and administrative                        8,257       6,401       4,281       4,336      2,329
  Product development                               1,057         940       1,035       1,139        840
  Non-recurring charges                                --          --          --       9,252         --
                                                 --------    --------    --------    --------    -------
    Total expenses                                 13,507      11,519       8,513      17,344      4,652
                                                 --------    --------    --------    --------    -------

  Operating income (loss)                           4,453       1,854         779      (7,406)       973
  Interest and other income (expense), net           (404)       (684)       (334)         41         96
                                                 --------    --------    --------    --------    -------
  Income (loss) before income taxes                 4,049       1,170         445      (7,365)     1,069
  Income taxes (benefit)                           (4,763)         69          80          60         --
                                                 --------    --------    --------    --------    -------
  Net income (loss)                              $  8,812    $  1,101    $    365    $ (7,425)   $ 1,069
                                                 --------    --------    --------    --------    -------
  Net income (loss) per share, basic             $   0.61    $   0.08    $   0.02    $  (0.69)   $  0.12
                                                 --------    --------    --------    --------    -------
  Net income (loss) per share, diluted           $   0.58    $   0.08    $   0.02    $  (0.69)   $  0.12
                                                 --------    --------    --------    --------    -------

  Weighted average shares outstanding:
      Basic                                        14,387      13,479      12,210      10,849      9,247
      Diluted                                      15,116      13,711      13,030      10,849      9,247
                                                 --------    --------    --------    --------    -------

CONSOLIDATED BALANCE SHEET DATA:(2)(3)
  Working capital                                $ 13,565    $  6,588    $  4,573    $  4,905    $ 6,958
  Total assets                                     31,768      24,336      17,634      17,234      9,107
  Long-term obligations                             1,548       2,680       1,579       2,884         --
  Total shareholders' equity                       24,670      14,817      10,588       9,597      7,728
                                                 ========    ========    ========    ========    =======

----------

(1) Certain amounts previously reported have been reclassified to conform with the presentation at December 31, 1999.

(2) In July 1996, the Company purchased substantially all of the assets of Block Medical, Inc. See Note 2 of Notes to Consolidated Financial Statements.

(3) In February 1998, the Company purchased substantially all of the assets of InfuSystem II, Inc. and Venture Medical, Inc. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN OTHER REPORTS AND STATEMENTS RELEASED BY THE COMPANY ARE AND WILL BE FORWARD-LOOKING IN NATURE, SUCH AS COMMENTS WHICH EXPRESS THE COMPANY'S OPINIONS ABOUT TRENDS AND FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS. DISCLOSURES WHICH USE WORDS SUCH AS THE COMPANY "BELIEVES," "ANTICIPATES," OR "EXPECTS" OR USE SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE EXPECTED, AND READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO REPUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT WHICH SEEK TO ADVISE INTERESTED PARTIES OF THE RISKS AND OTHER FACTORS THAT AFFECT THE COMPANY'S BUSINESS, AS WELL AS IN THE COMPANY'S PERIODIC REPORTS ON FORMS 10-K, 10-Q, AND 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RISKS AFFECTING THE COMPANY'S BUSINESS INCLUDE RELIANCE ON THE SUCCESS OF THE HOME HEALTH CARE INDUSTRY, THE REIMBURSEMENT SYSTEM CURRENTLY IN PLACE AND FUTURE CHANGES TO THAT SYSTEM, COMPETITION IN THE INDUSTRY, ECONOMIC CONDITIONS IN FOREIGN COUNTRIES, TECHNOLOGICAL CHANGES AND PRODUCT AVAILABILITY. ANY SUCH FORWARD-LOOKING STATEMENTS, WHETHER MADE IN THIS REPORT OR ELSEWHERE, SHOULD BE CONSIDERED IN CONTEXT WITH THE VARIOUS DISCLOSURES MADE BY THE COMPANY ABOUT ITS BUSINESS.

Consolidated Results of Operations - For the Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

Net revenues during the year ended December 31, 1999 were $29,784,000 compared to $23,592,000 for the prior year, an increase of 26%. In February 1998, the Company acquired InfuSystems II, Inc. and Venture Medical, Inc., both of which were national ambulatory infusion pump management and distribution companies based in Detroit, Michigan. These companies were merged into InfuSystem, Inc. ("InfuSystem"), a wholly-owned subsidiary of the Company. InfuSystem is primarily engaged in the rental of infusion pumps on a month-to-month basis. Rental revenues generated by InfuSystem of $6,468,000 for the period from February 11, 1998 (date of acquisition) through December 31, 1998, were included in net revenues for the year ended December 31, 1998. Rental revenues of $8,512,000 were included for the year ended December 31, 1999.

Net product revenues increased from $17,006,000 in 1998 to $19,197,000 in 1999, an increase of 13%. The 1998 revenues were adversely affected by the restructuring of the Company's worldwide distribution network as well as existing distributor inventory levels early in 1998, which caused a short-term decline in shipments of infusion products to the Company's previous distribution partners. As described below, several new distribution partners and new products were added in 1998 and 1999. These new distributors contributed significantly to the increased product revenues for the year ended December 31, 1999.

In March 1998, the Company entered into an agreement with B. Braun Melsungen AG, a world leader in the manufacture and distribution of pharmaceuticals and infusion products, to distribute I-Flow's elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The Company also entered into a similar agreement under which B. Braun of America, Inc. distributes I-Flow's elastomeric pumps to its full line IV solution customers in the United States. During the year ended December 31, 1999, combined sales to these companies accounted for approximately 16% of the Company's net revenues.

In May 1999, the Company entered into an agreement with dj Orthopedics LLC (formerly DonJoy, a division of Smith & Nephew, Inc.), a leading provider of orthopedic braces, to distribute the Company's PainBuster pain management system exclusively in the United States and Canada for orthopedic surgery applications. I-Flow's PainBuster pain management system provides continuous infusion of a non-narcotic, local anesthetic directly into the intraoperative site for post-operative pain management. The agreement called for I-Flow to receive a nonrefundable $2 million licensing fee during 1999. Additionally, dj Orthopedics is required to make minimum purchases in order to maintain distribution rights.

In June 1999, the Company signed a distribution agreement with Ethicon Endo-Surgery, Inc., a Johnson & Johnson company, under which Ethicon Endo-Surgery became the exclusive worldwide distributor of I-Flow's ON-Q Pain Management System for all surgical applications excluding orthopedics. The ON-Q Pain Management System infuses non-narcotic local anesthetics directly into the intraoperative site, the patient's primary source of post-operative pain. This multi-year agreement requires Ethicon Endo-Surgery to meet minimum purchase commitments to maintain exclusive distribution rights.

Cost of sales of $11,824,000 was incurred during the year ended December 31, 1999, compared to $10,219,000 in the prior year, an increase of 16%. As a percentage of total revenue, cost of sales decreased by four percentage points for the year ended December 31, 1999 compared to the prior year, due primarily to the increased licensing fees in 1999 and a change in the sales mix towards the new pain management products, which have a higher gross margin.

Selling and marketing expenses for the year ended December 31, 1999 remained essentially unchanged with an increase of only $15,000. As a percentage of net product sales, selling and marketing expenses decreased from the prior year by approximately 3% due to the lower selling costs associated with the new distribution agreements described above.

General and administrative expenses for the year ended December 31, 1999 increased $1,856,000 or 29% from the prior year. This increase was primarily due to higher personnel costs, insurance costs and various other costs associated with the growth in the business as well as the addition of InfuSystem for the entire year in 1999 compared to only a portion of the year for 1998. As a percentage of net product sales, general and administrative expenses remained relatively unchanged.

Product development expenses for the year ended December 31, 1999 increased from the prior year by $117,000, or 12%, due primarily to increased efforts on the new pain management products. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market. Product development has remained relatively consistent as a percentage of net product sales.

During the year ended December 31, 1999, the Company recorded a $4.8 million tax benefit related to a reduction in the valuation allowance for deferred tax assets. The Company's deferred tax assets primarily relate to net operating loss carryforwards for federal and state tax purposes that can be used to offset taxes on future earnings. The valuation allowance on the deferred tax assets was reduced, as it became more likely that the Company will incur future profits and therefore will be able to realize the tax benefits.

Consolidated Results of Operations - For the Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

Net revenues during the year ended December 31, 1998 were $23,592,000 compared to $17,742,000 for the prior year, an increase of 33%. As described above, in February 1998, the Company acquired InfuSystems II, Inc. and Venture Medical, Inc., and merged both into InfuSystem, a wholly-owned subsidiary of the Company. Rental revenues generated by InfuSystem of $6,468,000 for the period from February 11, 1998 (date of acquisition) through December 31, 1998, were included in net revenues for the year ended December 31, 1998.

Net product revenues decreased from $17,678,000 in 1997 to $17,006,000 in 1998. These revenues were adversely affected by the restructuring of the Company's worldwide distribution network as well as existing distributor inventory levels early in 1998, which caused a short-term decline in shipments of infusion products to the Company's previous distribution partners. Additionally, net sales in 1998 were adversely affected by the economic difficulties in Asia and, most particularly, Korea.

As described above, during 1998, the Company entered into an agreement with B. Braun Melsungen AG to distribute I-Flow's elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The Company also entered into a similar agreement under which B. Braun of America, Inc. distributes I-Flow's elastomeric pumps to its full line IV solution customers in the United States. These two relationships generated significant sales for the Company in the second half of 1998. During the year ended

December 31, 1998, combined sales to these companies accounted for approximately 20% of the Company's net revenues.

I-Flow received permission in June 1998 from the Food and Drug Administration ("FDA") to market the PainBuster in the United States. I-Flow's PainBuster pain management system provides for the continuous infusion of a non-narcotic, local anesthetic directly into the intraoperative site for post-operative pain management. In September 1998, the Company entered into a letter of understanding to distribute the PainBuster through Smith & Nephew, Inc., a leading worldwide healthcare company offering a broad range of products for the care and repair of bone, joints, skin and other soft tissue. During the year ended December 31, 1998, sales of the PainBuster to Smith & Nephew were approximately $2 million.

In 1996, the Company sold the exclusive right and license to manufacture and sell its SideKick, Paragon, and elite products in the United States and Puerto Rico. The Company reacquired the rights in 1998 and has begun selling these products in the United States.

Cost of sales of $10,219,000 was incurred during the year ended December 31, 1998, compared to $8,450,000 in the prior year. As a percentage of total revenue, cost of sales decreased by four percentage points for the year ended December 31, 1998 compared to the prior year. The increase in gross profit is primarily the result of the addition of InfuSystem revenues in 1998. As primarily a service business, InfuSystem has a considerably higher gross margin than the Company's traditional manufacturing business. Without InfuSystem the gross margin would still have improved by approximately 2%, which was primarily due to the introduction of the PainBuster in 1998.

Selling and marketing expenses for the year ended December 31, 1998 increased over the prior year by $981,000 or 31%. This increase was primarily due to the addition of InfuSystem. Without the InfuSystem selling and marketing expenses, the Company's selling and marketing expenses for the year ended December 31, 1998 would have increased by only $30,000. As a percentage of sales, selling and marketing expenses remained consistent from the prior year at approximately 18%.

General and administrative expenses for the year ended December 31, 1998 increased $2,120,000 or 50% from the prior year, primarily due to the addition of InfuSystem. For the year ended December 31, 1998 InfuSystem incurred general and administrative expenses of $1,974,000. Without the InfuSystem general and administrative expenses, the Company's general and administrative expenses for the year ended December 31, 1998 would have increased by only $146,000 or 3%.

Product development expenses for the year ended December 31, 1998 decreased from the prior year by $95,000, or 9%. The decrease in the expenses was primarily due to consolidation of the engineering efforts of Block Medical, Inc. with those of the Company in late 1997. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market. Product development has remained relatively consistent as a percentage of product sales but has decreased as a percentage of total revenues due to the inclusion of InfuSystem's rental revenue, which has no corresponding product development costs.

Liquidity and Capital Resources

During the year ended December 31, 1999, funds of $7,068,000 were provided by operating activities consisting of net income of $8,812,000 less non-cash expenses of $2,115,000, and net changes in operating assets and liabilities of $371,000.

The Company used funds for investing activities during the year ended December 31, 1999 by acquiring net leasehold improvements, furniture, fixtures, equipment and other assets of $1,048,000 for use in its operations. In addition, there was an increase in other assets of $178,000. The Company also paid $286,000 in connection with the InfuSystem acquisition during the year.

During the year ended December 31, 1999, funds of $3,285,000 were used in financing activities consisting primarily of a net reduction on the line of credit of $1,891,000 and net payments on notes payable of $1,772,000. The Company also received proceeds of $378,000 from the exercise of stock options and warrants.

As of December 31, 1999, the Company had cash funds of $3,192,000 and net receivables of $8,748,000. Management believes the Company's funds are sufficient to provide for its short and long-term projected needs for operations. However, the Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes.

The Company has a working capital line of credit with a bank expiring in August 2000. Under the line of credit, the Company may borrow up to the lesser of $4,000,000 or 75% of eligible accounts receivable and 25% of eligible inventory, as defined, at the bank's prime rate plus .75% (9.25% at December 31, 1999). Under the line as of December 31, 1999, there were funds available for borrowing of $3,007,000 and there were no borrowings outstanding.

In conjunction with the acquisition of Block, the Company entered into a $4,000,000 note payable with a bank ($559,000 outstanding at December 31, 1999) due in equal monthly installments of principal of $83,333 plus interest at the bank's prime rate plus 1% (9.5% at December 31, 1999) through July 2000. In March 1998, the Company entered into an additional note payable with a bank for $2,500,000 ($1,806,000 outstanding at December 31, 1999) due in equal monthly installments of principal of $46,296 plus interest at the bank's prime rate plus 1% beginning in October 1998 through March 2003. Proceeds from the new note were used to pay off the outstanding balance on the line of credit and for general working capital.

As described above, on February 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") with InfuSystems II, Inc., Venture Medical, Inc. and their shareholders, contemplating the merger of both companies with and into InfuSystem, Inc., a wholly-owned subsidiary of the Company. Pursuant to the Agreement, the mergers were effective as of February 11, 1998. See Note 3 in Notes to Consolidated Financial Statements. The subsidiary has a revolving line of credit with a bank under which it may borrow up to $2,500,000 or 80% of eligible accounts receivable, as defined, at the bank's prime rate plus .5% (9.0% at December 31, 1999). There were borrowings of $88,000 outstanding under the line as of December 31, 1999.

The lines of credit and the notes are collateralized by substantially all of the Company's assets and require the Company to comply with certain covenants principally relating to working capital and liquidity. As of December 31, 1999, the Company believes it was in compliance with or had received a waiver for all such covenants.

Year 2000 Compliance

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarter or year end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if the Year 2000 or similar issues adversely affect its customers or suppliers. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

The Company expended less then $150,000 on Year 2000 readiness efforts from 1998 to 1999. These efforts included replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating Year 2000 problems.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Financial Statements

The Report of Independent Auditors and the Consolidated Financial Statements listed in the "Index to Consolidated Financial Statements" are filed as part of this report.

Financial Statement Schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               BALANCE AT       CHARGED TO      ADDITIONS FOR                            BALANCE
                                BEGINNING       COSTS AND          BUSINESS                               AT END
      CLASSIFICATION            OF PERIOD        EXPENSES        ACQUISITION          DEDUCTIONS        OF PERIOD
      --------------            ---------        --------        -----------          ----------        ---------

YEAR ENDED DECEMBER 31,
1997:
Allowance for doubtful
accounts                      $  125,000         $338,000                                             $  463,000
Reserve for obsolete
inventories                      767,000          612,000                             $  244,000       1,135,000

YEAR ENDED DECEMBER 31,
1998:
Allowance for doubtful
accounts                         463,000          316,000        $1,311,000              266,000       1,824,000
Reserve for obsolete
inventories                    1,135,000          323,000                                238,000       1,220,000

YEAR ENDED DECEMBER 31,
1999:
Allowance for doubtful
accounts                       1,824,000          501,000                                              2,325,000
Reserve for obsolete
inventories                    1,220,000          808,000                                360,000       1,668,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1999 and the information from the section entitled "Executive Officers of the Registrant" following Part I, Item 4 of this report.

ITEM 11. EXECUTIVE COMPENSATION

There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the captions "Board Compensation," "Executive Compensation," "Report of the Compensation Committee," "Compensation Committee Interlock Insider Participation" and "Stock Performance Graph" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption "Principal Shareholders and Stock Ownership of Management," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

    (1) Financial Statements

    The documents described in the "Index to Consolidated Financial Statements" are included in this report starting at page F-1.

                                                                    Page in This
    (2) Financial Statement Schedules included herein:                  Report
                                                                    ------------

    Schedule II - "Valuation and Qualifying Accounts"                    15

    All other schedules are omitted, as the required information is inapplicable.

    (3) Exhibits

    The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Auditors                                               F1

Consolidated Balance Sheets as of December 31, 1999 and 1998                 F2

Consolidated Statements of Operations and Comprehensive Operations
    For the Years Ended December 31, 1999, 1998 and 1997                     F3

Consolidated Statements of Shareholders' Equity for the
    Years Ended December 31, 1999, 1998 and 1997                             F4

Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1999, 1998 and 1997                                   F5

Notes to Consolidated Financial Statements                                   F6

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of I-Flow Corporation:

We have audited the accompanying consolidated balance sheets of I-Flow Corporation and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of I-Flow Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Costa Mesa, California
March 29, 2000

CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,          December 31,
(Amounts in thousands, except share amounts)                                               1999                 1998
                                                                                       ------------          ------------
ASSETS

Current assets: (Note 4)
    Cash and cash equivalents                                                            $   3,192             $    971
    Accounts receivable, less allowance for doubtful accounts of $2,325
      and $1,824 at December 31, 1999 and 1998, respectively                                 8,748                7,490
    Inventories, net (Note 1)                                                                3,785                4,328
    Prepaid expenses and other                                                                 553                  638
    Deferred taxes                                                                           2,837                   --
                                                                                         ---------             --------
    Total current assets                                                                    19,115               13,427
Property, net (Note 1)                                                                       2,985                3,427
Goodwill and other intangibles, net (Notes 1, 2 & 3)                                         5,846                7,223
Notes receivable and other                                                                     782                  259
Deferred taxes                                                                               3,040                   --
                                                                                         ---------             --------
Total assets                                                                             $  31,768             $ 24,336


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                     $   1,800             $  1,300
    Accrued payroll and related expenses                                                     1,526                1,453
    Income taxes payable                                                                       607                   --
    Current portion of long-term debt (Note 4)                                               1,443                2,083
    Line of credit (Note 4)                                                                     88                1,979
    Other liabilities                                                                           86                   24
                                                                                         ---------             --------
    Total current liabilities                                                                5,550                6,839
                                                                                         ---------             --------
Long-term debt (Note 4)                                                                      1,548                2,680

Commitments and contingencies (Note 7)
Shareholders' equity (Note 5)
    Preferred stock, no par value; 5,000,000 shares authorized, 301,250
      Series B shares issued and outstanding at December 31, 1998                               --                  686
    Common stock, no par value; 40,000,000 shares authorized, 14,692,125 and
      14,044,428 shares issued and outstanding at December 31, 1999 and 1998,
      respectively                                                                          39,414               37,735
    Common stock warrants                                                                      615                  615
    Accumulated other comprehensive income                                                      26                   --
    Accumulated deficit                                                                    (15,385)             (24,219)
                                                                                         ---------             --------
    Total shareholders' equity                                                              24,670               14,817
                                                                                         ---------             --------
Total liabilities and shareholders' equity                                               $  31,768             $ 24,336
                                                                                         =========             ========


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS

                                                           Year ended December 31,
                                                     ------------------------------------
(Amounts in thousands, except per share amounts)       1999          1998          1997
                                                     --------      --------      --------
Revenues:
    Net product sales                                $ 19,197      $ 17,006      $ 17,678
    Rental income and other                             8,587         6,586            64
    Licensing fees                                      2,000            --            --
                                                     --------      --------      --------
    Total revenues                                     29,784        23,592        17,742

Cost of revenues                                       11,824        10,219         8,450
                                                     --------      --------      --------
Gross profit                                           17,960        13,373         9,292
                                                     --------      --------      --------
Expenses (Notes 2, 7 & 8):
    Selling and marketing                               4,193         4,178         3,197
    General and administrative                          8,257         6,401         4,281
    Product development                                 1,057           940         1,035
                                                     --------      --------      --------
    Total expenses                                     13,507        11,519         8,513
                                                     --------      --------      --------
Operating income                                        4,453         1,854           779
Interest and other expense, net (Notes 1 & 4)            (404)         (684)         (334)
                                                     --------      --------      --------
Income before income taxes                              4,049         1,170           445
Income tax (benefit) expense (Note 6)                  (4,763)           69            80
                                                     --------      --------      --------
Net income (Note 1)                                  $  8,812      $  1,101      $    365
                                                     ========      ========      ========

Net income per share
Basic                                                $   0.61      $   0.08      $   0.02
Diluted                                                  0.58          0.08          0.02
                                                     ========      ========      ========
Comprehensive Operations:

Net income                                           $  8,812      $  1,101      $    365

Foreign currency translation adjustments                   26           117          (112)
                                                     --------      --------      --------
Comprehensive income                                 $  8,838      $  1,218      $    253
                                                     ========      ========      ========


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                               Cumulative
                                                                                                 Other
                                             Preferred Stock       Common Stock      Common   Comprehensive
                                             ----------------    -----------------   Stock       Income      Accumulated
(Amounts in thousands)                       Shares    Amount    Shares    Amount   Warrants     (Loss)        Deficit      Total
                                             ------   -------    ------   -------   --------     ------        --------    -------
Balance, January 1, 1997                      656     $ 1,494    12,050   $33,036     $615       $  (5)        $(25,543)   $ 9,597

Exercise of common stock warrants
    and options                                                     323       738                                              738

Common stock issued for payment
    of preferred stock dividends                           20        79                                             (79)

Cumulative translation adjustment                                                                 (112)                       (112)

Net income                                                                                                          365        365
                                             ----     -------    ------   -------     ----       -----         --------    -------

Balance, December 31, 1997                    656       1,494    12,393    33,853      615        (117)         (25,257)    10,588

Exercise of common stock warrants
    and options                                            16        30                                                         30

Common stock issued for acquisition                               1,256     3,044                                            3,044

Conversion of preferred stock                (355)       (808)      379       808

Preferred stock dividend                                                                                            (63)       (63)

Cumulative translation adjustment                                                                  117                         117

Net income                                                                                                        1,101      1,101
                                             ----     -------    ------   -------     ----       -----         --------    -------

Balance, December 31, 1998                    301     $   686    14,044   $37,735     $615       $  --         $(24,219)   $14,817

Exercise of common stock options                                    326       869                                              869

Tax benefit from exercise of stock options                                    309                                              309

Stock based compensation                                                      101                                              101

Purchase price adjustment                                                    (286)                                            (286)

Conversion of preferred stock                (301)       (686)      322       686

Reversal of preferred stock dividend                                                                                 22         22

Cumulative translation adjustment                                                                   26                          26

Net income                                                                                                        8,812      8,812
                                             ----     -------    ------   -------     ----       -----         --------    -------

Balance, December 31, 1999                     --     $    --    14,692   $39,414     $615       $  26         $(15,385)   $24,670
                                             ====     =======    ======   =======     ====       =====         ========    =======


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year ended December 31,
                                                                        -----------------------------
(Amounts in thousands)                                                   1999       1998       1997
                                                                        -------    -------    -------
Cash flows from operating activities:
    Net income                                                          $ 8,812    $ 1,101    $   365
    Adjustments to reconcile net income to net cash
      provided by (used) in operating activities:
        Restructuring costs                                                  --         --     (1,208)
        Deferred taxes                                                   (5,569)        --         --
        Depreciation and amortization                                     2,490      2,414      1,167
        Loss on disposal of property                                         37         --         --
        Compensation expense for stock option grants                        101        136        150
        Change in inventory obsolescence reserve                            448         85        368
        Change in allowance for doubtful accounts                           378         50        338
        Changes in operating assets and liabilities,
          net of effect of business acquisitions:
            Accounts receivable                                          (1,562)      (559)      (951)
            Inventories                                                     172        329     (1,074)
            Prepaid expenses and other                                       14       (348)         1
            Accounts payable and accrued payroll and related expenses     1,058       (956)       146
            Deferred revenue                                                 --        (58)      (371)
            Income taxes payable                                            607         --         --
            Other liabilities                                                82       (162)       113
                                                                        -------    -------    -------
Net cash provided by (used in) operating activities                       7,068      2,032       (956)
                                                                        -------    -------    -------

Cash flows from investing activities:
        Capital expenditures                                             (1,048)      (688)      (906)
        Cash paid for acquisition, net of cash received                    (286)      (673)        --
        Change in other assets                                             (178)       488       (279)
                                                                        -------    -------    -------
Net cash used in investing activities                                    (1,512)      (873)    (1,185)
                                                                        -------    -------    -------

Cash flows from financing activities:
        Net (repayments) proceeds from line of credit                    (1,891)    (1,607)     1,500
        Proceeds from issuance of note payable                              163      2,558         --
        Payments on notes payable                                        (1,935)    (1,938)      (921)
        Cash dividend on preferred stock                                     --        (63)
        Proceeds from exercise of stock options and warrants                378         30        738
                                                                        -------    -------    -------
Net cash (used in) provided by financing activities                      (3,285)    (1,020)     1,317
                                                                        -------    -------    -------

Effect of exchange rates on cash                                            (50)       117       (112)
Net increase (decrease) in cash and cash equivalents                      2,221        256       (936)
Cash and cash equivalents at beginning of year                              971        715      1,651
                                                                        -------    -------    -------
Cash and cash equivalents at end of year                                $ 3,192    $   971    $   715
                                                                        =======    =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                           $   476    $   698    $   365
                                                                        -------    -------    -------
Income tax payments                                                     $    36    $    69    $    80
                                                                        -------    -------    -------
Preferred stock dividend paid in Common Stock                           $    --    $    --    $    79
                                                                        -------    -------    -------
Non cash preferred stock conversion                                     $   686    $   808    $    --
                                                                        -------    -------    -------
Deferred stock based compensation                                       $   491    $    --    $    --
                                                                        -------    -------    -------
Tax benefit from exercise of stock options                              $   309    $    --    $    --
                                                                        -------    -------    -------

Liabilities issued and assumed in connection with acquisition:
    Fair value of assets acquired (including intangibles)               $    --    $ 8,783    $    --
    Less receivable from acquired entity                                     --       (684)        --
    Cash outflows for business acquisition                                 (286)      (673)        --
    Common stock and warrants issued                                        286     (3,044)        --
                                                                        -------    -------    -------
Liabilities issued and assumed                                          $    --    $ 4,382    $    --
                                                                        =======    =======    =======


See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - I-Flow Corporation ("the Company") was incorporated on July 17, 1985. The Company designs, develops and markets technically advanced, low-cost ambulatory infusion systems that are redefining the standard of care by providing life enhancing, cost effective solutions for pain management and infusion therapy. The Company's products are used both in hospitals and alternate site settings. I-Flow manufactures a growing line of compact, portable infusion pumps, catheters and pain kits that administer medication directly to the wound site as well as administer local anesthetic, chemotherapy, antibiotics, nutritional supplements and other medications. InfuSystem, Inc., a wholly-owned subsidiary is primarily engaged in the rental of medical infusion pumps. The rentals are on a month-to-month basis and are treated as operating leases.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash in the bank, money-market funds and U.S. Treasury bills with an original maturity date of 90 days or less.

Inventories - Inventories are stated at the lower of cost (determined on a first in, first out basis) or market. Inventories consisted of the following as of December 31, 1999 and 1998:

                                 December 31, 1999            December 31, 1998
                                 -----------------            -----------------
Raw Materials                        $3,581,000                   $3,507,000
Work in Process                         164,000                      172,000
Finished Goods                        1,708,000                    1,869,000
Reserve for Obsolescence             (1,668,000)                  (1,220,000)
                                     ----------                   ----------
Total                                $3,785,000                   $4,328,000
                                     ==========                   ==========

Property - Property is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Leasehold improvements are amortized using the straight-line method over the life of the asset or the term of the lease, whichever is shorter. Property consisted of the following as of December 31, 1999 and 1998:

                                      December 31, 1999     December 31, 1998
                                      -----------------     -----------------
Furniture, fixtures and equipment         $4,710,000            $4,354,000
Rental and demonstration equipment         2,976,000             2,435,000
Accumulated depreciation and
  amortization                            (4,701,000)           (3,362,000)
                                          ----------            ----------
Total                                     $2,985,000            $3,427,000
                                          ==========            ==========

Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with SFAS 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and has determined that there was no impairment at December 31, 1999.

Goodwill and Other Intangibles - Goodwill represents the excess purchase cost over the net assets acquired and is amortized over five to fifteen years using the straight-line method. Other intangible assets include patents, acquired workforce value and acquired technology which are being amortized using the straight-line method over two to seven years. Accumulated amortization of goodwill and other intangible assets amounted to $3,340,000 and $2,314,000 as of December 31, 1999 and 1998, respectively. The Company periodically evaluates the recoverability of goodwill based on projected undiscounted operating cash flows and evaluates the recoverability of other intangibles based on the requirements of SFAS 121.

Revenue Recognition - Revenue from product sales is recognized at the time of shipment. Provision is made currently for estimated product returns and warranty obligations, both of which have historically been insignificant.

Fees for non-cancelable licensing agreements with no minimum quantity or other performance requirements are recognized as revenue upon execution of the related agreement, assuming collection is probable. Fees for licensing agreements that include minimum quantity or other performance requirements are recognized as revenue ratably over the license period or as such criteria are met.

Rental revenue from medical pumps is recorded as earned over the term of the related rental agreements, normally on a month-to-month basis. Pump rentals are billed at the Company's established rates, which often differ from contractually allowable rates provided by third party payors such as Medicare, Medicaid and commercial insurance carriers. Provision is made currently to reduce revenue to the estimated allowable amount per such contractual rates.

Accounting for Stock Based Compensation - The Company accounts for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. (See Note 5)

Earnings Per Share - Pursuant to SFAS No. 128, Earnings Per Share, ("SFAS No. 128"), the Company provides dual presentation of "Basic" and "Diluted" earnings per share ("EPS"). SFAS No. 128 replaced "Primary" and "Fully diluted" EPS under APB Opinion No. 15.

Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, such as the Company's convertible preferred stock and outstanding stock options, calculated using the treasury stock method. Common stock equivalents have not been included in calculating diluted EPS where inclusion would be anti-dilutive.

The following is a reconciliation between the components of the basic and diluted earnings per share calculations:

                                                           December 31,
                                         ----------------------------------------------------
                                             1999               1998                  1997
                                         -----------        ------------         ------------
Net income                               $ 8,812,000        $  1,101,000         $    365,000
Less preferred stock dividends                    --             (63,000)             (79,000)
                                         -----------        ------------         ------------

Net income available to common
      shareholders                       $ 8,812,000        $  1,038,000         $    286,000
                                         -----------        ------------         ------------
Basic net income per  share
   Weighted average number of
      shares outstanding                  14,387,000          13,479,000           12,210,000
   Effect of dilutive securities:
      Stock options                          729,000             232,000              820,000
                                         -----------        ------------         ------------
Diluted net income per share
   Weighted average number of
      shares outstanding                  15,116,000          13,711,000           13,030,000
                                          ==========          ==========           ==========

Comprehensive Income - Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company has included a calculation of comprehensive income in its accompanying consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Foreign Currency - The financial position and results of operations of the Company's foreign subsidiary are generally measured using the local currency as the functional currency. Assets and liabilities of the subsidiary are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in shareholders' equity. Realized gains or losses from foreign currency transactions are included in operations as incurred.

Due to the highly inflationary environment in Mexico (as defined by SFAS No. 52, Foreign Currency Transactions), the U.S. dollar served as the functional currency for the Company's Mexican subsidiary during 1998. As a result, gains and losses from foreign currency transactions and from translation of the Mexican financial statements were recognized currently as a component of other income (expense). Such amounts were not significant for the years ended December 31, 1998 and 1997. During 1999, the environment in Mexico was not highly inflationary, therefore, the gains and losses from translation of the Mexican financial statements were included as a component of equity.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Accounting for Derivative Instruments and Hedging Activities - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"), which the Company is required to adopt in 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. As of December 31, 1999, the Company had no derivative instruments nor had it engaged in hedging activities, but it will continue to evaluate the effects of adopting SFAS No.
133.

2. ACQUISITION OF BLOCK MEDICAL, INC.

On July 22, 1996, the Company purchased substantially all of the assets of Block Medical, Inc. ("Block"). The assets were acquired for an aggregate purchase price of approximately $18 million. The purchase price has been allocated to the net assets acquired, in-process research and development, goodwill and other intangibles. The amount allocated to in-process research and development of $4.9 million has been expensed as of the acquisition date. Consideration for the purchase consisted of: $15,000,000 in cash, 433,018 shares of I-Flow Corporation Common Stock with a value of $2,000,000 as of the date of closing, and a warrant to purchase 250,000 shares of I-Flow Corporation Common Stock at an exercise price of $4.62, expiring July 22, 2001, valued at $615,000 at the date of closing. In addition, the Company incurred direct acquisition costs of $803,000.

The Company recorded a restructuring charge in 1996 of $1,552,000 to provide for expenses related to consolidating Block's facilities with its own in 1997. The $1,552,000 restructuring charge was comprised of approximately $788,000 in severance and relocation expenses, $380,000 in moving expenses and $384,000 for lease abandonment. The restructuring was completed during 1997 and there was no restructuring reserve remaining as of December 31, 1997.

3. ACQUISITION OF INFUSYSTEMS II, INC. AND VENTURE MEDICAL, INC.

On February 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") with InfuSystems II, Inc. ("InfuSystem"), Venture Medical, Inc. ("VMI") and the shareholders of InfuSystem and VMI, contemplating the merger of InfuSystem and VMI with and into a wholly-owned subsidiary of the Company. Pursuant to the Agreement, VMI and InfuSystem were merged (the "Merger") with and into the subsidiary effective as of February 11, 1998.

In the Merger, all of the outstanding shares of Common Stock of VMI and InfuSystem were exchanged for 987,074 shares of the Company's Common Stock, valued at approximately $2.9 million, plus 59,395 shares of the Company's Common Stock valued at $177,000 as payment for related investment banker's fees. In addition, the Company incurred direct acquisition costs of $673,000. The transaction was recorded using the purchase method of accounting and resulted in the recording of approximately $3.5 million in goodwill.

At each of the six-month, one-year, eighteen-month and two-year anniversaries of the closing, if the value of the Company's Common Stock at such time was less than the value of its Common Stock as of the closing ($2.98 per share), then the Company was obligated to pay additional amounts as merger consideration. Any additional amounts were to be calculated pursuant to the formula set forth in the Agreement. At the Company's election, it could pay such additional merger consideration by the issuance of additional shares of its Common Stock, in cash, or any combination thereof. In August 1998, the Company issued 209,675 shares of its Common Stock pursuant to the valuation floor provision for the six-month anniversary. In February 1999, the Company paid cash of $286,000 pursuant to the valuation floor provision for the one-year anniversary. There was no adjustment required for the eighteen-month and two-year anniversaries. Pursuant to APB 16, Business Combinations, there was no incremental value ascribed to these additional payments for purchase accounting purposes

Since the acquisition was near the beginning of 1998, consolidated pro forma results of operations for the year ended December 31, 1998 would not be materially different from actual reported results, and thus are not included herein. The unaudited consolidated pro forma results of operations for the year ended December 31, 1997, as if the VMI and InfuSystem acquisition had occurred at the beginning of that year, are as follows:

                                                                   1997
                                                                   ----
Total revenues                                                 $23,358,000

Net loss                                                           $(4,000)

Net loss per share                                                  $(0.00)

The pro forma information presented above does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the period presented and is not intended to be a projection of future results.

4. LINES OF CREDIT AND LONG TERM DEBT

The Company has a line of credit, expiring in August 2000, under which it may borrow up to the lesser of $4,000,000 or 75% of eligible accounts receivable and 25% of eligible inventory, as defined. There was $3,007,000 available for borrowing under the line as of December 31, 1999. There were no amounts outstanding under the line as of December 31, 1999 and 1998. Interest is payable monthly at the bank's prime rate plus .75%.

Additionally, the Company's wholly-owned Subsidiary, InfuSystem, has a line of credit, expiring in October 2000, under which it may borrow up to the lesser of $2,500,000 or 80% of its eligible accounts receivable, as defined. There was $2,412,000 available for borrowing under the line as of December 31, 1999. Amounts outstanding under the line as of December 31, 1999 and 1998 were $88,000 and $1,979,000, respectively. Interest is payable monthly at the bank's prime rate plus .5%. The principle is due on demand and is collateralized by all assets of InfuSystem.

The Company's long term debt is as follows:

                                                                                      1999                  1998
                                                                                  ----------             ----------
Note Payable due in equal monthly principal installments of $83,333 plus interest at the bank's prime rate plus 1% through July 2000; collateralized by all assets of the Company.
                                                                                  $  559,000             $1,560,000

Note Payable due in equal monthly installments of $46,296 plus interest at the bank's prime rate plus 1%, through March 2003; collateralized by all assets of the Company.
                                                                                   1,806,000              2,361,000

Installment Notes under which interest is payable monthly at .5% over the bank's prime rate, due on various dates; collateralized by
all assets of InfuSystem, Inc.                                                       156,000                535,000

Other                                                                                470,000                307,000
                                                                                  ----------             ----------

Total                                                                              2,991,000              4,763,000

Less current portion                                                               1,443,000              2,083,000

                                                                                  ----------             ----------
Total long-term debt                                                              $1,548,000             $2,680,000
                                                                                  ==========             ==========


The prime rate at the Company's banks was 8.50% at December 31, 1999. The notes contain covenants primarily relating to the maintenance of certain financial ratios, all of which the Company was in compliance with or had received a waiver for as of December 31, 1999.

Future principal payments on long-term debt are as follows:

Year ended December 31:
-----------------------
2000                                     $1,443,000
2001                                        730,000
2002                                        644,000
2003                                        174,000
                                         ----------

Total                                    $2,991,000
                                         ==========

At December 31, 1999, the Company was contingently liable for $192,000 under an irrevocable standby letter of credit, which expires in August 2002.

5. SHAREHOLDERS' EQUITY, COMMON STOCK WARRANTS AND OPTIONS

During the year ended December 31, 1999, 301,250 shares of the Series B Preferred Stock were converted into 321,333 shares of the Company's Common Stock. As of December 31, 1999, there was no Preferred Stock outstanding.

In July 1996, the Company issued warrants for the purchase of 250,000 shares of the Company's Common Stock in conjunction with the acquisition of Block ("Acquisition Warrants") (Note 2). The exercise price for these warrants was equal to the fair market value of the Common Stock at the date of grant. Additionally, in conjunction with the financing obtained for the acquisition (Note 4), the Company issued warrants to the bank for the purchase of 60,000 shares of the Company's Common Stock at an exercise price of $5.00 per share, expiring in July 2001.

In May 1996, the shareholders of the Company approved a new equity incentive plan (the "1996 Plan") which provides for the grant of stock options (including incentive stock options or nonqualified stock options) and other stock-based benefits to directors, officers, employees, consultants and advisors of the Company and its affiliated entities. The maximum number of shares of Common Stock which may be the subject of awards granted under the 1996 Plan may not exceed 2,500,000 shares in the aggregate, subject to adjustments for stock splits or other adjustments as discussed below. The shares available under the 1996 Plan may either be authorized and unissued shares or shares reacquired by the Company through open market purchases or otherwise. If any award granted under the 1996 Plan expires, terminates or is forfeited before the exercise thereof or the payment in full thereof, the shares covered by the unexercised or unpaid portion will become available for new grants under the 1996 Plan. The 1996 Plan provides for the granting of options to purchase shares of the Company's Common Stock at a price equal to or greater than 85% of the quoted market price on the date of grant. Options granted become exercisable at such times as determined by the Compensation Committee of the Board of Directors and expire on various dates up to ten years from the date of grant.

The Company has issued options outside of the option plans to purchase an aggregate of 541,500 shares of its Common Stock to certain key employees at exercise prices below fair market value for services rendered. Compensation expense related to these options aggregating $101,000, $136,000 and $150,000 has been recorded for each of the years ended December 31, 1999, 1998 and 1997, respectively. All other terms of the options are similar to those issued under the 1996 Plan.

The Company also has a stock option plan which provides for the granting of options to non-employee directors to purchase up to 400,000 shares of the Company's Common Stock at exercise prices not less than the fair market value of the Company's Common Stock at the date of grant. Under the terms of the plan, options to purchase 10,000 shares of the Company's Common Stock are to be granted to each non-employee director serving in such capacity as of the first business day of January of each year as long as the plan remains in existence. Options granted become exercisable in four equal installments, with one installment occurring at the end of each calendar quarter subsequent to the date of grant. The options expire at the earlier of five years from the date of grant or two years after termination of the option holder's status as a director.

Stock option activity is summarized as follows:

                                                                                                        Weighted
                                                                                                         Average
                                                                                Number of Shares     Exercise Price
                                                                                ----------------     --------------
 Balance, January 1, 1997 (1,788,437 exercisable at a weighted average
         price of $2.74)                                                           2,849,635              $3.06
     Granted (weighted average fair value of $4.63)                                  218,000               4.61
     Canceled/Expired                                                               (175,660)              3.98
     Exercised                                                                      (116,328)              2.48
                                                                                  ----------              -----
 Balance, December 31, 1997 (1,909,601 exercisable at a weighted average
         price of $2.87)                                                           2,775,647               3.17
     Granted (weighted average fair value of $2.32)                                1,770,918               2.00
     Canceled/Expired                                                             (1,217,180)              4.36
     Exercised                                                                       (16,000)              1.63
                                                                                  ----------              -----
 Balance, December 31, 1998 (1,865,735 exercisable at a weighted average
         price of $2.21)                                                           3,313,385               2.16
     Granted (weighted average fair value of $1.92)                                  163,500               3.06
     Canceled/Expired                                                               (244,329)              2.06
     Exercised                                                                      (326,365)              1.81
                                                                                  ----------              -----
 Balance, December 31, 1999 (1,974,317 exercisable at a weighted average
         price of $2.27)                                                           2,906,191               2.27
                                                                                  ----------              -----

On February 5, 1998, the Board of Directors approved a program for the cancellation and regrant of certain options, whereby all Directors and employees could elect to relinquish their existing options with exercise prices ranging from $3.56 to $5.44 per share, in return for options to purchase 43% fewer shares at an exercise price of $2.50 per share. Under this program options to purchase 1,115,000 shares at prices ranging from $3.56 to $5.44 were cancelled and new options were granted to purchase 635,550 shares at a price of $2.50. Vesting on the new options began one year from the date of grant and continues over the next four years.

Options to purchase 1,842,855 and 208,900 shares of the Company's Common Stock were available for grant under the 1996 Plan and the non-employee director's plan, respectively, as of December 31, 1999.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 1999:

                                             Options Outstanding                    Options Exercisable
                                 ----------------------------------------------   ------------------------
                                                  Weighted
                                                  Average                                         Weighted
                                   Number        Remaining                           Number        Average
                                  Of Shares     Contractual    Weighted Average    Of Shares      Exercise
Range of Exercise Prices         Outstanding   Life in Years    Exercise Price    Exercisable       Price
------------------------         -----------   -------------   ----------------   -----------       -----
$0.25 - $1.00                       82,000         3.43             $0.25            82,000         $0.25
$1.01 - $2.00                      867,000         5.01             $1.32           612,270         $1.43
$2.01 - $3.00                    1,401,291         3.64             $2.39           870,077         $2.38
$3.01 - $4.00                      335,470         2.81             $3.33           249,506         $3.21
$4.01 - $5.00                      196,430         2.68             $4.23           136,464         $4.29
$5.01 - $6.00                       24,000         2.11             $5.16            24,000         $5.16
                                 ---------         ----             -----         ---------         -----
Total                            2,906,191         3.87             $2.27         1,974,317         $2.27
                                 =========         ====             =====         =========         =====


The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for stock option grants with exercise prices equal to the fair market value of the underlying shares at the grant date. Had compensation cost for the Company's option plans been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been the pro forma amounts indicated below:

                                                         Years Ended December 31,
                                                    -----------------------------------
(Amounts in thousands, except per share amounts)      1999          1998          1997
------------------------------------------------    --------       ------        ------
Net income - as reported                             $8,812        $1,101        $  365

Net income (loss) - pro forma                        $8,238        $   56        $ (146)

Diluted earnings per share - as reported             $ 0.58        $ 0.08        $ 0.02

Diluted earnings (loss) per share - pro forma        $ 0.55        $ 0.00        $(0.02)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999, 1998 and 1997: no dividend yield; expected volatility 75% in 1999, 76% in 1998, and 52% in 1997; risk-free interest rate of 5.7% in 1999, 5.0% in 1998, and 6.0% in 1997; and expected lives of 5 years.

6. INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109 - "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled.

Total taxes on income for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                  Years Ended December 31,
                                     ----------------------------------------------
                                         1999              1998              1997
                                     -----------        ---------         ---------
Current:

Federal                              $   801,000         $ 24,000         $  79,000
State                                      5,000            5,000             1,000
Foreign                                       --           40,000                --

Deferred:

Federal                                1,209,000           (8,000)           68,000
State                                    361,000           (5,000)          710,000
Change in valuation allowance         (7,139,000)          13,000          (778,000)
                                      ----------         --------         ---------
Total                                $(4,763,000)        $ 69,000         $  80,000
                                     ===========         ========         =========


A deferred tax asset in the amount of $465,000 was acquired in conjunction with the acquisition of InfuSystem II, Inc. and Venture Medical, Inc. in 1998. A valuation allowance of $465,000 was established for the deferred tax asset. If this deferred tax asset is realized, the benefit will first go to reduce any unamortized goodwill remaining from the acquisition.

The reconciliations of income tax expense computed at federal statutory rate of 35% to income tax expense are as follows:

                                                                Years Ended December 31,
                                                    ------------------------------------------
                                                     1999               1998             1997
                                                    ------             ------            -----
U.S. Federal statutory tax expense                    35.0%              35.0%            35.0%
   State taxes, net of Federal benefit, net
      of state valuation allowance                     5.8%               1.1%              --
   Research and development credits                   (1.4%)             (4.2%)           (6.7%)
   Foreign income                                      0.1%               0.6%              --
   Goodwill amortization                               2.0%               5.6%              --
   Change in valuation allowance                    (159.0%)            (35.7%)          (15.3%)
   Other                                              (0.2%)              3.5%             5.0%
                                                    ------             ------            -----

Total                                               (117.7%)              5.9%            18.0%
                                                    ======             ======            =====


As of December 31, 1999 and 1998, the Company had a net deferred tax asset comprised of the following:

                                                          Years Ended December 31,
                                                      -------------------------------
Deferred Tax Assets:                                      1999               1998
--------------------                                  -----------         -----------
Net operating loss carryforwards                      $ 2,873,000         $ 4,517,000
Amortization of goodwill and other intangibles          2,851,000           3,010,000
Reserves not currently deductible                       2,155,000           2,049,000
Cash to accrual adjustment                               (412,000)           (626,000)
State taxes                                              (377,000)           (484,000)
Credits                                                   488,000             782,000
Accrued compensation and related costs                    361,000             229,000
Depreciation                                              134,000             166,000

     Subtotal                                           8,073,000           9,643,000
Less valuation allowance                               (2,504,000)         (9,643,000)
                                                      -----------          ----------
Total                                                 $ 5,569,000          $       --
                                                      ===========          ==========


At December 31, 1999, the Company had a federal net operating loss carryforward of approximately $8,450,000 which begins to expire in the year 2004. Due to certain tax regulations, future use of a portion of the net operating loss carryforwards is limited to approximately $600,000 per year. Tax credits for federal taxes of approximately $488,000 begin to expire in 2007.

The net deferred tax assets of December 31, 1998 were offset by a valuation allowance of $9,643,000. During the year ended December 31, 1999, the future realization of a majority of the net deferred tax assets was determined by management to be more likely than not, based on current and projected taxable income. Accordingly, the valuation allowance was decreased by $7,139,000.


7. COMMITMENTS AND CONTINGENCIES

In June 1990, the Company entered into an employment agreement with the President of the Company that expires on June 4, 2001. Under the terms of the agreement, the President will receive a minimum base salary of $200,000 per year for the term of this contract, with salary reviews conducted annually by the Board of Directors.

In July 1997, the Company entered into a noncancelable operating lease for a new 51,000 square foot building for its primary facility. The lease agreement contains certain scheduled rent increases (which are accounted for on a straight-line basis) and expires in June 2007.

Future minimum lease payments under the lease are as follows:

Year Ended December 31,
-----------------------
      2000                      $  386,000
      2001                         386,000
      2002                         407,000
      2003                         428,000
      2004                         428,000
      Thereafter                 1,070,000
                                ----------
      Total                     $3,105,000
                                ==========

Rent expense for the years ended December 31, 1999, 1998 and 1997 was $571,000, $541,000 and $401,000, respectively.

The Company is also involved in litigation arising from the normal course of operations. In the opinion of management, the ultimate impact of such litigation will not have a material adverse effect on the Company's financial position and results of operations.


8. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan in which any full time employee may participate. Employer contributions to the plan are discretionary. No employer contributions were authorized during the years ended December 31, 1999, 1998 or 1997. The Company does not provide post-retirement benefits to its employees.

The Company's wholly-owned subsidiary InfuSystem, Inc. has a 401(k) Profit Sharing Plan, which covers substantially all employees. The Company's contributions to the plan are at the discretion of management and amounted to $25,962 for the year ended December 1, 1997. There were no employer contributions for the years ended December 31, 1999 and 1998.


9. BUSINESS SEGMENTS

During 1999, the Company operated in two business segments: manufacturing and marketing of medical infusion pumps and rentals of medical infusion pumps. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). There were no business segments in 1997 as the rental segment was acquired in fiscal 1998 (Note 3).

Business segment information is as follows for the years ended December 31, 1999 and 1998:

                                  Manufacturing and
                                      Marketing           Rentals         Consolidated
                                  -----------------       -------         ------------
1999:
Revenues                             $21,272,000        $8,512,000        $29,784,000
Operating income                       2,507,000         1,946,000          4,453,000
Assets                                22,291,000         9,477,000         31,768,000
Depreciation and amortization          1,456,000         1,034,000          2,490,000
Property additions                       416,000           632,000          1,048,000
                                     -----------        ----------        -----------
1998:
Revenues                             $17,124,000        $6,468,000        $23,592,000
Operating income                         722,000         1,132,000          1,854,000
Assets                                15,885,000         8,451,000         24,336,000
Depreciation and amortization          1,324,000         1,090,000          2,414,000
Property additions                       388,000           300,000            688,000
                                     -----------        ----------        -----------


Sales to major customers as a percentage of total revenue are shown in the table below.

                                                       1999     1998     1997
                                                       ----     ----     ----
  Customer A - elastomeric infusion products            16%     20%       --

  Customer B - elastomeric infusion products            11%      --       --

A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations.

All of the Company's rental revenue is domestic. Export sales of medical products represented 20%, 28% and 36% of total revenue during 1999, 1998 and 1997, respectively. Total revenue by geographical region is summarized as follows:

Sales to unaffiliated customers:           1999              1998                1997
--------------------------------           ----              ----                ----
United States                          $23,962,000        $17,020,000        $11,484,000
Europe                                   4,181,000          5,032,000          3,953,000
Asia / Pacific Rim                       1,165,000          1,129,000          1,986,000
Other                                      476,000            411,000            319,000
                                       -----------        -----------        -----------
Total                                  $29,784,000        $23,592,000        $17,742,000
                                       ===========        ===========        ===========


10. SUBSEQUENT ACQUISITION OF SPINAL SPECIALTIES, INC.

On January 14, 2000, the Company acquired Spinal Specialties, Inc., a designer and manufacturer of custom spinal, epidural and nerve block infusion kits based in San Antonio, Texas, for $1.5 million. The purchase price consisted of $750,000 in cash and 200,000 shares of I-Flow common stock.

In conjunction with the acquisition, the Company entered into employment agreements with two employees of Spinal Specialties that expire in January 2002. Under the terms of the agreements, each of the individuals will receive a minimum base salary of $130,000 per year for the terms of the contracts.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          I-FLOW CORPORATION

     Dated:  March 30, 2000               By: /s/ Donald M. Earhart
                                              ----------------------------------
                                                  Donald M. Earhart,
                                                  Chairman, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 30, 2000:

                 Signature                                    Title

     /s/ Donald M. Earhart                     Chairman, President and Chief Executive Officer
--------------------------------------
         Donald M. Earhart

     /s/ James J. Dal Porto                    Executive Vice President, Chief Operating
--------------------------------------         Officer and Director
         James J. Dal Porto

     /s/ Gayle L. Arnold                       Chief Financial Officer (Principal Financial and
--------------------------------------         Accounting Officer)
         Gayle L. Arnold

     /s/ John H. Abeles                        Director
--------------------------------------
         John H. Abeles, M.D.

     /s/ Jack H. Halperin                      Director
--------------------------------------
         Jack H. Halperin

     /s/ Joel S. Kanter                        Director
--------------------------------------
         Joel S. Kanter

     /s/ Erik H. Loudon                        Director
--------------------------------------
         Erik H. Loudon

     /s/ Henry Tsutomu Tai                     Director and Secretary
--------------------------------------
         Henry Tsutomu Tai, Ph.D., M.D.


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