Form 10-Q
period 2000-03-31
I FLOW CORP /CA/
filed 2000-05-15
CIK 857728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                    March 31, 2000
                              --------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

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

         As of March 31, 2000 there were 14,970,016 shares outstanding of Common Stock.

                               I-FLOW CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I:    Financial Information

     Item 1.  Financial Statements

     Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
         and December 31, 1999                                                3

     Consolidated Statements of Operations for the  three-month
         periods ended March 31, 2000 and 1999 (Unaudited)                    4

     Consolidated Statements of Cash Flows for the three-month periods
         ended March 31, 2000 and 1999 (Unaudited)                            5

     Notes to Consolidated Financial Statements (Unaudited)                   6

     Item 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                              8

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk     10

Part II:  Other Information                                                  10

     Signatures                                                              12

                               I-FLOW CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                  March 31,          December 31,
                                                                    2000                 1999
                                                                ------------         ------------
ASSETS                                                           (Unaudited)
  CURRENT ASSETS:
    Cash and cash equivalents                                   $  1,490,000         $  3,192,000
    Accounts receivable, net                                       9,728,000            8,748,000
    Inventories, net                                               4,308,000            3,785,000
    Prepaid expenses and other                                       575,000              553,000
    Deferred taxes                                                 2,837,000            2,837,000
                                                                ------------         ------------
       Total current assets                                       18,938,000           19,115,000
                                                                ------------         ------------

    Property, net                                                  3,266,000            2,985,000
    Goodwill and other intangibles, net                            7,204,000            5,846,000
    Notes receivable and other                                       822,000              782,000
    Deferred taxes                                                 3,040,000            3,040,000
                                                                ------------         ------------
TOTAL                                                           $ 33,270,000         $ 31,768,000
                                                                ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                            $  2,280,000         $  1,800,000
    Accrued payroll and related expenses                           1,489,000            1,526,000
    Income taxes payable                                             607,000              607,000
    Current portion of long-term debt                              1,394,000            1,443,000
    Borrowings under line-of-credit                                  114,000               88,000
    Other liabilities                                                101,000               86,000
                                                                ------------         ------------
       Total current liabilities                                   5,985,000            5,550,000
                                                                ------------         ------------

LONG-TERM DEBT                                                     1,190,000            1,548,000
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock - no par value; 5,000,000 shares
      authorized; no shares issued and outstanding at
      March 31, 2000 and December 31, 1999, respectively                  --                   --
    Common stock - no par value; 40,000,000 shares
      authorized; 14,970,016 and 14,692,125 shares
      issued and outstanding at March 31, 2000 and
      December 31, 1999, respectively                             40,384,000           39,414,000
    Common stock warrants                                            615,000              615,000
    Cumulative other comprehensive income                             50,000               26,000
    Accumulated deficit                                          (14,954,000)         (15,385,000)
                                                                ------------         ------------
       Net shareholders' equity                                   26,095,000           24,670,000
                                                                ------------         ------------
TOTAL                                                           $ 33,270,000         $ 31,768,000
                                                                ============         ============


See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                    -------------------------------
                                                       2000                1999
                                                    -----------         -----------
Net revenues                                        $ 7,467,000         $ 6,218,000
                                                    -----------         -----------
Costs and expenses:
  Cost of sales                                       2,989,000           2,439,000
  Selling and marketing                               1,222,000           1,067,000
  General and administrative                          2,154,000           1,769,000
  Product development                                   321,000             241,000
                                                    -----------         -----------
    Total costs and expenses                          6,686,000           5,516,000

Operating income                                        781,000             702,000

Interest expense                                        (62,000)           (123,000)
Income taxes                                           (288,000)            (21,000)
                                                    -----------         -----------
Net income                                          $   431,000         $   558,000
                                                    ===========         ===========
Net income per share
     Basic and diluted                              $      0.03         $      0.04
                                                    -----------         -----------
Comprehensive Operations:
     Net income                                     $   431,000         $   558,000
     Foreign currency translation adjustment             50,000              24,000
                                                    -----------         -----------
     Comprehensive income                           $   481,000         $   582,000
                                                    ===========         ===========


See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                      -------------------------------
                                                                         2000                1999
                                                                      -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                            $   431,000         $   558,000
Adjustments to reconcile net income
 to net cash provided by operations:
  Depreciation and amortization                                           754,000             595,000
  Compensation expense for stock option grants                             56,000
  Change in allowance for doubtful accounts                                (8,000)
Change in inventory obsolescence reserve                                 (150,000)
  Changes in operating assets and liabilities:
    Accounts receivable                                                  (971,000)            188,000
    Inventories                                                          (468,000)           (434,000)
    Prepaid expenses and other                                             74,000              55,000
    Accounts payable, accrued and other liabilities                       (39,000)             94,000
                                                                      -----------         -----------
Net cash provided (used) by operating activities                         (321,000)          1,056,000
                                                                      -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property acquisitions                                                  (582,000)           (200,000)
  Cash paid for acquisition                                              (853,000)                 --
  Change in other assets                                                 (245,000)           (388,000)
                                                                      -----------         -----------
Net cash used by investing activities                                  (1,680,000)           (588,000)
                                                                      -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) proceeds from line of credit                            16,000            (274,000)
  Proceeds from issuance of notes payable                                 306,000                  --
  Payments on notes payable                                              (252,000)           (417,000)
  Proceeds from exercise of stock options and warrants                    220,000                  --
                                                                      -----------         -----------
Net cash provided (used) by financing activities                          290,000            (691,000)
                                                                      -----------         -----------

Effect of exchange rates on cash                                            8,000              24,000

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (1,703,000)           (199,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                3,192,000             971,000
                                                                      -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 1,489,000         $   772,000
                                                                      ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                         $    94,000         $   125,000
                                                                      -----------         -----------
Income tax payments                                                   $    61,000         $    12,000
                                                                      -----------         -----------
Preferred stock dividends payable                                     $        --         $    20,000
                                                                      -----------         -----------
Liabilities issued and assumed in connection with acquisition:
  Fair value of assets acquired (including intangibles)               $ 1,911,000
  Cash outflows for business acquisition                                 (853,000)
  Common stock issued                                                    (750,000)
                                                                      -----------
Liabilities issued and assumed                                        $   308,000
                                                                      ===========


See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation (the Company) at March 31, 2000 and the results of its operations and its cash flows for the three-month periods ended March 31, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

         The financial statements included herein should be read in conjunction with the financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000.

         Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 2000.

2.       INVENTORIES

         Inventories consisted of the following as of March 31, 2000 and December 31, 1999:

                                                  March 31,        December 31,
                                                     2000              1999
                                                 -----------       ------------
                   Raw Materials                 $ 4,182,000       $ 3,581,000
                   Work in Process                   373,000           164,000
                   Finished Goods                  1,206,000         1,708,000
                   Reserve for Obsolescence       (1,453,000)       (1,668,000)
                                                 -----------       -----------
                   Total                         $ 4,308,000       $ 3,785,000
                                                 ===========       ===========

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

         The following is a reconciliation between the net income and the number of shares used in the basic and diluted net income per share calculations:

                                                                     Three Months Ended
                                                                          March 31,
                                                                   -----------------------
           (Amounts in thousands)                                   2000            1999
                                                                   -------        --------
           Net income                                              $   431        $    558
           Less preferred stock dividends                               --              (4)
                                                                   -------        --------
             Net income available to common shareholders           $   431        $    554
                                                                   -------        --------
           Basic net income per  share
              Weighted average number of shares outstanding         14,886          14,099
              Effect of dilutive securities:
                 Preferred stock                                        --             140
                 Stock options                                         897             454
                                                                   -------        --------
           Diluted net income  per share
              Weighted average number of shares outstanding         15,783          14,693
                                                                   -------        --------

4.       BUSINESS SEGMENTS

         The Company operates in two business segments: manufacturing and marketing of medical infusion products and rentals of medical infusion pumps.

         Business segment information is as follows for the three-month periods ended March 31, 2000 and 1999:

         (Amounts in         Manufacturing
          thousands)         and Marketing      Rentals      Consolidated
                             -------------      -------      ------------
         2000
         Revenues                $ 5,271        $ 2,196        $ 7,467
         Operating income            259            522            781
         Assets                   23,243         10,027         33,270

         1999
         Revenues                  4,228          1,990          6,218
         Operating income            292            410            702
         Assets                   15,770          8,549         24,319

5.       ACQUISITION OF SPINAL SPECIALTIES, INC.

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

RESULTS OF OPERATIONS

         Net revenues during the three-month period ended March 31, 2000 were $7,467,000 compared to $6,218,000 for the same period in the prior year, representing an increase of 20%. In January 2000, the Company acquired a new subsidiary, Spinal Specialties, Inc., a designer and manufacturer of custom spinal, epidural and nerve block infusion kits based in San Antonio, Texas. Revenues generated by Spinal Specialties, Inc. of $448,000 were included in net revenues for the three-month period ended March 31, 2000. The balance of the revenue increase resulted from an approximate $600,000 increase in product sales and an approximate $200,000 increase in infusion pump rental revenue.

         In March 1999, the Company entered into an agreement with B. Braun Melsungen AG (G.BRN), a world leader in the manufacture and distribution of pharmaceuticals and infusion products, to distribute I-Flow's elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The Company also entered into a similar agreement under which B. Braun of America, Inc. distributes I-Flow's elastomeric pumps to its full line IV solution customers in the United States.

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

         Cost of sales of $2,989,000 were incurred during the three-month period ended March 31, 2000, compared to $2,439,000 in the prior year. As a percentage of net revenue, cost of sales was relatively unchanged compared to the same period in the prior year.

         Selling and marketing expenses for the three-month period ended March 31, 2000 increased over the same period in the prior year by $155,000, or 15%, due primarily to the addition of $90,000 in selling expenses for Spinal Specialties for the three-month period in 2000. As a percent of net revenues, selling and marketing expenses for the three-month period ended March 31, 2000 were down by 1% compared to the same period in the prior year.

         General and administrative expenses for the three-months ended March 31, 2000 increased $385,000 or 22% from the same period in the prior year. These increases are due primarily to the addition of Spinal Specialties for the three-month period in 2000, as well as increased personnel costs, insurance costs and various other costs associated with the growth in the business.

         Product development expenses for the three-months ended March 31, 2000 increased over the same period in the prior year by $80,000, or 33%, due primarily to increased efforts on the new pain management products. The Company will continue to incur product development expenses as it continues its efforts to introduce new and improved technology and cost-efficient products into the market.

LIQUIDITY AND CAPITAL RESOURCES

         During the three-month period ended March 31, 2000, funds of $321,000 were used by operating activities consisting of net income of $431,000 plus non-cash expenses of $652,000 less net changes in operating assets and liabilities of $1,404,000. These changes in operating assets and liabilities consisted of: (1) an increase in accounts receivable of $971,000, (2) an increase in inventories of $468,000, (3) a decrease in prepaid expenses and other of $74,000, less (4) a decrease in accounts payable, accrued expenses, and other liabilities of $39,000.

         The Company used funds for investing activities during the three-month period ended March 31, 2000 aggregating $1,680,000. These expenditures consisted of $582,000 for acquiring furniture, fixtures and equipment for use in its operations and an increase in other assets of $245,000. Additionally, in January 2000, the Company used $853,000 in connection with the acquisition of Spinal Specialties, Inc. (see Note 5 of Notes to Consolidated Financial Statements).

         During the three-month period ended March 31, 2000, funds of $290,000 were provided by financing activities consisting primarily of $220,000 in proceeds from the exercise of stock options. Additionally, the Company had proceeds on notes payable net of payments of $54,000 and a net increase on the Company's line of credit of $16,000.

         As of March 31, 2000, the Company had cash funds of $1,490,000 and net receivables of $9,728,000. Management believes the Company's funds are sufficient to provide for its short and long-term projected needs for operations. However, the Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes.

YEAR 2000 COMPLIANCE

         The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarter or year-end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if the Year 2000 or similar issues adversely affect its customers or suppliers. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

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

          10.10     Loan and Security Agreement between Silicon Valley Bank and
                    I-Flow Corporation dated September 28, 1995 (13)

          10.11     Amendment to Loan Agreement between Silicon Valley Bank and
                    I-Flow Corporation dated March 2, 1999 (13)

          10.12     Agreement and Plan of Merger By and Among I-Flow
                    Corporation, Spinal Acquisition Corp., Spinal Specialties,
                    Inc. and the Shareholders of Spinal Specialties, Inc. dated
                    January 13, 2000

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

(12) Incorporated by reference to exhibit with this title filed with the Company's Report on Form 8-K dated February 9, 1999.

(13) Incorporated by reference to exhibit with this title filed with the Company's Form 10-K for its fiscal year ended December 31, 1997.

---------------
* Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             I-FLOW CORPORATION
                                             ------------------
                                                (Registrant)


Date:       May 12, 2000                     /s/ Donald M. Earhart
       -----------------------------         -----------------------------------
                                             Donald M. Earhart,
                                             Chairman, President and CEO



Date:       May 12, 2000                     /s/ Gayle L. Arnold
       -----------------------------         -----------------------------------
                                             Gayle L. Arnold,
                                             Chief Financial Officer

                                INDEX TO EXHIBITS

     Set forth below is a list of the exhibits included or incorporated by reference as part of this report:

     Exhibit No.                        Description
     -----------                        -----------
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

     Exhibit No.                        Description
     -----------                        -----------
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

          10.10     Loan and Security Agreement between Silicon Valley Bank and
                    I-Flow Corporation dated September 28, 1995 (13)

          10.11     Amendment to Loan Agreement between Silicon Valley Bank and
                    I-Flow Corporation dated March 2, 1999 (13)

          10.12     Agreement and Plan of Merger By and Among I-Flow
                    Corporation, Spinal Acquisition Corp., Spinal Specialties,
                    Inc. and the Shareholders of Spinal Specialties, Inc. dated
                    January 13, 2000

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

(12) Incorporated by reference to exhibit with this title filed with the Company's Report on Form 8-K dated February 9, 1999.

(13) Incorporated by reference to exhibit with this title filed with the Company's Form 10-K for its fiscal year ended December 31, 1997.

---------------
* Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.