Form 10-Q
period 2000-06-30
I FLOW CORP /CA/
filed 2000-08-14
CIK 857728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  June 30, 2000
                              --------------------------------------------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to  ________________

                        Commission file Number: 0-18338
                                                -------

                               I-Flow Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                  California                                              33-0121984
----------------------------------------------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

         20202 Windrow Drive, Lake Forest, CA                                               92630
----------------------------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                                         (Zip Code)

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

         As of August 11, 2000 there were 15,030,218 shares outstanding of Common Stock.

                               I-FLOW CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
Part I:    Financial Information

       Item 1.  Financial Statements

            Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
                and December 31, 1999                                                  3

            Consolidated Statements of Operations for the  three and six-month
                periods ended June 30, 2000 and 1999 (Unaudited)                       4

            Consolidated Statements of Cash Flows for the six-month periods
                ended June 30, 2000 and 1999 (Unaudited)                               5

            Notes to Consolidated Financial Statements (Unaudited)                     6

       Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                              9

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk            11

Part II:  Other Information                                                           12

       Item 4.  Submission of Matters to a Vote of Security Holders                   12

       Item 6.  Exhibits and Reports on Form 8-K                                      12

Signatures                                                                            15

                               I-FLOW CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                              June 30,         December 31,
                                                                2000               1999
                                                            ------------       ------------
                                                            (Unaudited)
ASSETS
------

  CURRENT ASSETS:
    Cash and cash equivalents                               $    727,000       $  3,192,000
    Accounts receivable, net                                  10,669,000          8,748,000
    Inventories, net                                           3,844,000          3,785,000
    Prepaid expenses and other                                   676,000            553,000
    Deferred taxes                                             2,837,000          2,837,000
                                                            ------------       ------------
       Total current assets                                   18,753,000         19,115,000
                                                            ------------       ------------

    Property, net                                              3,876,000          2,985,000
    Goodwill and other intangibles, net                        6,945,000          5,846,000
    Notes receivable and other                                   857,000            782,000
    Deferred taxes                                             3,040,000          3,040,000
                                                            ------------       ------------
TOTAL                                                       $ 33,471,000       $ 31,768,000
                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                        $  1,862,000       $  1,800,000
    Accrued payroll and related expenses                       1,383,000          1,526,000
    Income taxes payable                                         783,000            607,000
    Current portion of long-term debt                          1,443,000          1,443,000
    Borrowings under line-of-credit                              220,000             88,000
    Other liabilities                                            207,000             86,000
                                                            ------------       ------------
       Total current liabilities                               5,898,000          5,550,000
                                                            ------------       ------------

LONG-TERM DEBT                                                 1,065,000          1,548,000
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock - no par value; 5,000,000 shares
      authorized; no shares issued and outstanding at
      June 30, 2000 (unaudited) and December 31, 1999,                --                 --
      respectively
    Common stock - no par value; 40,000,000 shares
      authorized; 15,030,218 and 14,692,125 shares
      issued and outstanding at June 30, 2000
      (unaudited) and December 31, 1999, respectively         40,544,000         39,414,000
    Common stock warrants                                        615,000            615,000
    Cumulative other comprehensive income                         18,000             26,000
    Accumulated deficit                                      (14,669,000)       (15,385,000)
                                                            ------------       ------------
       Net shareholders' equity                               26,508,000         24,670,000
                                                            ------------       ------------
TOTAL                                                       $ 33,471,000       $ 31,768,000
                                                            ============       ============


See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unadudited)

                                                       Three Months Ended                    Six Months Ended
                                                            June 30,                              June 30,
                                                  -----------------------------       -------------------------------
                                                     2000              1999               2000               1999
                                                  -----------       -----------       ------------       ------------
Revenues:
  Net product sales                               $ 7,740,000       $ 6,538,000       $ 15,206,000       $ 12,755,000
  Licensing fees                                           --           800,000                 --            800,000
                                                  -----------       -----------       ------------       ------------

    Net revenues                                    7,740,000         7,338,000         15,206,000         13,555,000

Costs and expenses:
  Cost of sales                                     3,426,000         2,887,000          6,415,000          5,523,000
  Selling and marketing                             1,348,000         1,068,000          2,562,000          2,130,000
  General and administrative                        2,175,000         2,041,000          4,334,000          3,620,000
  Product development                                 298,000           286,000            619,000            526,000
                                                  -----------       -----------       ------------       ------------
    Total costs and expenses                        7,247,000         6,282,000         13,930,000         11,799,000

Operating income                                      493,000         1,056,000          1,276,000          1,756,000

Interest expense, net                                 (55,000)         (127,000)          (117,000)          (249,000)
Income taxes                                         (186,000)          (36,000)          (474,000)           (57,000)
                                                  -----------       -----------       ------------       ------------
Net income                                        $   252,000       $   893,000       $    685,000       $  1,450,000
                                                  ===========       ===========       ============       ============

Net income per share

     Basic                                        $      0.02       $      0.06       $       0.05       $       0.10
                                                  ===========       ===========       ============       ============
     Diluted                                      $      0.02       $      0.06       $       0.04       $       0.10
                                                  ===========       ===========       ============       ============

Comprehensive Operations:
     Net income                                   $   252,000       $   893,000       $    685,000       $  1,450,000
     Foreign currency translation adjustment          (32,000)            1,000             (8,000)             1,000
                                                  -----------       -----------       ------------       ------------
     Comprehensive income                         $   220,000       $   894,000       $    677,000       $  1,451,000
                                                  ===========       ===========       ============       ============


See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          Six Months Ended
                                                                               June 30,
                                                                    -----------------------------
                                                                       2000              1999
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                          $   685,000       $ 1,450,000
Adjustments to reconcile net income
  to net cash provided by operations:
  Depreciation and amortization                                       1,162,000         1,220,000
  Compensation expense for stock option grants                           28,000
  Change in allowance for doubtful accounts                              70,000
  Change in inventory obsolescence reserve                             (215,000)
  Changes in operating assets and liabilities:
    Accounts receivable                                              (1,790,000)        1,201,000
    Inventories                                                         111,000            35,000
    Prepaid expenses and other                                          (13,000)           37,000
    Accounts payable, accrued and other liabilities                     (16,000)          124,000
                                                                    -----------       -----------
Net cash provided by operating activities                                22,000         4,067,000
                                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property acquisitions                                              (1,473,000)         (413,000)
  Cash paid for acquisition                                            (853,000)               --
  Change in other assets                                               (105,000)         (445,000)
                                                                    -----------       -----------
Net cash used by investing activities                                (2,431,000)         (858,000)
                                                                    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from line of credit                         132,000          (604,000)
  Borrowings on notes payable                                           516,000           163,000
  Payments on notes payable                                          (1,079,000)       (1,031,000)
  Proceeds from exercise of stock options and warrants                  352,000           101,000
                                                                    -----------       -----------
Net cash used by financing activities                                   (79,000)       (1,371,000)
                                                                    -----------       -----------

Effect of exchange rates on cash                                         23,000             1,000

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS                 (2,465,000)        1,839,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                              3,192,000           971,000
                                                                    -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   727,000       $ 2,810,000
                                                                    ===========       ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                       $   120,000       $   266,000
                                                                    -----------       -----------
Income tax payments                                                 $   185,000       $    27,000
                                                                    -----------       -----------
Liabilities issued and assumed in connection with acquisition:
  Fair value of assets acquired (including intangibles)             $ 1,911,000
  Cash outflows for business acquisition                               (853,000)
  Common stock issued                                                  (750,000)
                                                                    -----------
Liabilities issued and assumed                                      $   308,000
                                                                    ===========


See accompanying notes to consolidated financial statements

                               I-FLOW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation (the Company) at June 30, 2000 and the results of its operations and its cash flows for the three and six-month periods ended June 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

         The financial statements included herein should be read in conjunction with the financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000.

         Certain amounts previously reported have been reclassified to conform with the presentation at June 30, 2000.

2.       INVENTORIES

         Inventories consisted of the following as of June 30, 2000 and December 31, 1999:

                                                  June 30,        December 31,
                                                    2000              1999
         -----------------------------------------------------------------------
                  Raw Materials                 $ 3,784,000       $ 3,581,000
                  Work in Process                   369,000           164,000
                  Finished Goods                  1,079,000         1,708,000
                  Reserve for Obsolescence       (1,388,000)       (1,668,000)
         -----------------------------------------------------------------------
                  Total                         $ 3,844,000       $ 3,785,000
         -----------------------------------------------------------------------

3.       EARNINGS PER SHARE

         Basic net income per share is computed using the weighted average number of common shares outstanding during the periods presented.

         Diluted net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of all in-the-money stock options and warrants. Common equivalent shares have not been included where inclusion would be antidilutive.

         The following is a reconciliation between the net income and the number of shares used in the basic and diluted net income per share calculations:

                                                                         Three Months Ended         Six Months Ended
                                                                              June 30,                  June 30,
         -------------------------------------------------------------------------------------------------------------
                  (Amounts in thousands)                                 2000         1999         2000         1999
         -------------------------------------------------------------------------------------------------------------
                    Net income available to common shareholders         $   252      $   893      $   685      $ 1,450
         -------------------------------------------------------------------------------------------------------------

                  Basic net income per  share
                     Weighted average number of shares outstanding       15,015       14,349       14,952       14,224
                     Effect of dilutive securities:
                        Stock options                                       757        1,161          821          799
         -------------------------------------------------------------------------------------------------------------
                  Diluted net income  per share
                     Weighted average number of shares outstanding       15,772       15,510       15,773       15,023
         -------------------------------------------------------------------------------------------------------------

4.       BUSINESS SEGMENTS

         The Company operates in two business segments: manufacturing and marketing of medical infusion products and rentals of medical infusion pumps.

         Business segment information is as follows for the three and six-month periods ended June 30, 2000 and 1999:

                                                       Manufacturing
                  (Amounts in thousands)               and Marketing     Rentals     Consolidated
         ----------------------------------------------------------------------------------------
                  THREE MONTHS ENDED JUNE 30, 2000
                  Revenues                                  5,701          2,039          7,740
                  Operating income                            254            239            493
                  Assets                                   22,622         10,849         33,471

                  SIX MONTHS ENDED JUNE 30, 2000
                  Revenues                                 10,971          4,235         15,206
                  Operating income                            513            763          1,276
                  Assets                                   22,622         10,849         33,471

                  THREE MONTHS ENDED JUNE 30, 1999
                  Revenues                                  5,212          2,126          7,338
                  Operating income                            534            522          1,056
                  Assets                                   15,832          8,711         24,543

                  SIX MONTHS ENDED JUNE 30, 1999
                  Revenues                                  9,439          4,116         13,555
                  Operating income                            825            931          1,756
                  Assets                                   15,832          8,711         24,543
         ----------------------------------------------------------------------------------------

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

6.       NEW ACCOUNTING PRONOUNCEMENT

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". Implementation of SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000 is required by the fourth quarter of 2000. The Company is currently in the process of evaluating the impact, if any, SAB 101 will have on its consilidated financial position or results of operations.

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

RESULTS OF OPERATIONS

         Net revenues during the three and six-month periods ended June 30, 2000 were $7,740,000 and $15,206,000 compared to $7,338,000 and $13,555,000 for the same periods in the prior year, representing increases of 5% and 12%, respectively.

         Net product sales increased from $12,755,000 for the six months ended June 30, 1999 to $15,206,000 for the same period in 2000, an increase of 19%. In January 2000, the Company acquired a new subsidiary, Spinal Specialties, Inc., a designer and manufacturer of custom spinal, epidural and nerve block infusion kits based in San Antonio, Texas ("Spinal Specialties"). Product sales generated by Spinal Specialties of $466,000 and $913,000 were included in product sales for the three and six-month period ended June 30, 2000. The remaining increase in product sales is primarily due to the impact of several new distributor relationships which I-Flow entered into in mid 1999, including relationships with dj Orthopedics, Inc., Ethicon Endo-Surgery, Inc. (a Johnson & Johnson Company) and B. Braun Melsungen AG.

         The Company incurred cost of sales of $3,426,000 and $6,415,000 during the three and six-month periods ended June 30, 2000, compared to $2,887,000 and $5,523,000 in the prior year. As a percentage of net product sales, cost of sales was relatively unchanged compared to the same period in the prior year.

         Selling and marketing expenses for the three and six-month periods ended June 30, 2000 increased over the same periods in the prior year by $280,000 or 26% and $432,000 or 20%, respectively. The increase is due in significant part to the addition of $126,000 and $215,000 in selling expenses for Spinal Specialties for the three and six-month periods ended June 30, 2000, the remaining change is due to expenses associated with the increase in product sales. As a percent of net product sales, selling and marketing expenses for the three and six-month periods ended June 30, 2000 remained relatively unchanged.

         General and administrative expenses for the three and six months ended June 30, 2000 increased $134,000 or 7% and $714,000 or 20% from the same periods in the prior year. These increases are due primarily to the addition of Spinal Specialties, as well as increased personnel costs, insurance costs and various other costs associated with the growth in the business. For the three month periods ended June 30, 2000 general and administrative expenses as a percent of net product sales decreased by 3%. Year to date such expenses increased by 1% when compared to net product sales.

         Product development expenses for the three and six-months ended June 30, 2000 increased $12,000 or 4% and $93,000 or 18% over the same periods in the prior year, due primarily to increased efforts on the new pain management products. The Company will continue to incur product development expenses as it continues its efforts to introduce new and improved technology and cost-efficient products into the market.


LIQUIDITY AND CAPITAL RESOURCES

         During the six-month period ended June 30, 2000, funds of $22,000 were provided by operating activities consisting of net income of $685,000 plus non-cash expenses of $1,045,000 less net changes in operating assets and liabilities of $1,708,000. These changes in operating assets and liabilities consisted of: (1) an increase in accounts receivable of $1,790,000, (2) a decrease in inventories of $111,000, (3) an increase in prepaid expenses and other of $13,000, less (4) a decrease in accounts payable, accrued expenses, and other liabilities of $16,000.

         The Company used funds for investing activities during the six-month period ended June 30, 2000 aggregating $2,431,000. These expenditures consisted of $1,473,000 for acquiring furniture, fixtures and equipment for use in its operations and an increase in other assets of $105,000. Additionally, in January 2000, the Company used $853,000 in connection with the acquisition of Spinal Specialties (see Note 5 of Notes to Consolidated Financial Statements).

         During the six-month period ended June 30, 2000, funds of $79,000 were used by financing activities consisting primarily of $563,000 in payments on notes payable. Additionally, the Company had received $352,000 from the exercise of stock options and had a net increase on the Company's line of credit of $132,000.

         As of June 30, 2000, the Company had cash funds of $727,000 and net receivables of $10,669,000. Management believes the Company's funds are sufficient to provide for its short and long-term projected needs for operations. However, the Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes.

NEW ACCOUNTING PRONOUNCEMENT

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". Implementation of SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000 is required by the fourth quarter of 2000. The Company is currently in the process of evaluating the impact, if any, SAB 101 will have on its consilidated financial position or results of operations.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)      On May 18, 2000, the Company held its Annual Shareholders'
                  Meeting.

         (b) A total of 14,153,139 of the outstanding voting securities were represented at the Annual Shareholders' by proxy or in person. All matters voted upon at the Annual Shareholders' Meeting were as follows:

                  (1) The separate tabulation of the votes for each Director elected is as follows, with no abstentions, or broker non-votes:

                      Director Nominee        Votes For       Votes Against
                      ----------------        ---------       -------------

                      Donald M. Earhart       14,082,039         71,100
                      Dr. John H. Abeles      14,082,139         71,000
                      Dr. Henry T. Tai        14,082,039         71,100
                      Joel S. Kanter          14,082,139         71,000
                      Jack H. Halperin        14,082,139         71,000
                      Erik H. Loudon          14,082,139         71,000
                      James J. Dal Porto      14,082,039         71,100

                  (2) The tabulation of the votes for Proposal 2, to amend the existing Non-Employee Director Stock Option Plan by increasing the number of shares issuable under the plan from 400,000 to 600,000 and by extending the option exercise period as described in the Proxy Statement, was 4,618,893 votes for and 1,251,675 votes against, with 8,282,571 abstentions and broker non-votes. Therefore, the proposal was not approved.

                  (3) The tabulation of the votes for Proposal 3, to amend the existing 1996 Stock Incentive Plan by increasing the number of shares issuable under the plan from 2,500,000 to 6,000,000 as described in the Proxy Statement, were 4,351,667 votes for and 1,546,949 votes against, with 8,254,523 abstentions and broker non-votes. Therefore, the proposal was not approved.


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

          3.5            Restated Bylaws as of July 22, 1991 of the Company(3)

          4.1            Specimen Common Stock Certificate(4)

          4.2            Warrant Agreement between the Company and American Stock Transfer & Trust Company, as Warrant
                         Agent, dated February 13, 1990(1)

          4.3            Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block
                         Medical, Inc.(5)

     Exhibit No.                                        Exhibit
     -----------                                        -------
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

         10.10           Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated September
                         28, 1995(13)

         10.11           Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated March 2,
                         1999(13)

         10.12           Agreement and Plan of Merger by and Among I-Flow Corporation, Spinal Acquisition Corp., Spinal
                         Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. dated January 13, 2000(14)

         27              Financial Data Schedule

-------------

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

     (14) Incorporated by reference to exhibit with this title filed with the Company's quarterly report on form 10-Q for the quarter ended March 31, 2000.

     * Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        I-FLOW CORPORATION
                                        ------------------
                                            (Registrant)


Date  August 14, 2000                   /s/ Donald M. Earhart
    --------------------------          ----------------------------------------
                                        Donald M. Earhart,
                                        Chairman, President and CEO


Date  August 14, 2000                   /s/ James J. Dal Porto
    --------------------------          ----------------------------------------
                                        James J. Dal Porto
                                        Chief Operating Officer, as Authorized
                                        Principal Financial Officer

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

         10.10           Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated September
                         28, 1995(13)

         10.11           Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated March 2,
                         1999(13)

         10.12           Agreement and Plan of Merger by and Among I-Flow Corporation, Spinal Acquisition Corp., Spinal
                         Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. dated January 13, 2000(14)

         27              Financial Data Schedule

-------------

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

     (14) Incorporated by reference to exhibit with this title filed with the Company's quarterly report on form 10-Q for the quarter ended March 31, 2000.

     * Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.