Form 10-Q
period 2000-09-30
I FLOW CORP /CA/
filed 2000-11-14
CIK 857728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2000

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No


        As of November 10, 2000 there were 15,053,430 shares outstanding of common stock.

                               I-FLOW CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                                         Page
                                                                                         ----
      Part I:    Financial Information

           Item 1.  Financial Statements

                Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
                    and December 31, 1999                                                  3

                Consolidated Statements of Operations for the  three and nine-month
                    periods ended September 30, 2000 and 1999 (Unaudited)                  4

                Consolidated Statements of Cash Flows for the nine-month periods
                    ended September 30, 2000 and 1999 (Unaudited)                          5

                Notes to Consolidated Financial Statements (Unaudited)                     6

           Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                          9

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk            11

      Part II:  Other Information

           Item 6.  Exhibits and Reports on Form 8-K                                      12

      Signatures                                                                          14

                               I-FLOW CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                          September 30,          December 31,
                                                                                              2000                   1999
                                                                                          ------------           ------------
ASSETS                                                                                    (Unaudited)
  CURRENT ASSETS:
    Cash and cash equivalents                                                             $  2,047,000           $  3,192,000
    Accounts receivable, net                                                                10,210,000              8,748,000
    Inventories, net                                                                         4,131,000              3,785,000
    Prepaid expenses and other                                                                 632,000                553,000
    Deferred taxes                                                                           2,837,000              2,837,000

                                                                                          ------------           ------------
       Total current assets                                                                 19,857,000             19,115,000
                                                                                          ------------           ------------


    Property, net                                                                            4,054,000              2,985,000
    Goodwill and other intangibles, net                                                      6,851,000              5,846,000
    Notes receivable and other                                                                 893,000                782,000
    Deferred taxes                                                                           3,040,000              3,040,000

                                                                                          ------------           ------------
TOTAL                                                                                     $ 34,695,000           $ 31,768,000
                                                                                          ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                      $  2,205,000           $  1,800,000
    Accrued payroll and related expenses                                                     1,296,000              1,526,000
    Income taxes payable                                                                     1,182,000                607,000
    Current portion of long-term debt                                                        1,533,000              1,443,000
    Borrowings under line-of-credit                                                            616,000                 88,000
    Other liabilities                                                                           52,000                 86,000

                                                                                          ------------           ------------
       Total current liabilities                                                             6,884,000              5,550,000
                                                                                          ------------           ------------

LONG-TERM DEBT                                                                                 970,000              1,548,000

SHAREHOLDERS' EQUITY:
    Preferred stock - no par value; 5,000,000 shares
      authorized; no shares issued and outstanding at
      September 30, 2000 (unaudited) and December 31, 1999,                                         --                     --
      respectively
    Common stock - no par value; 40,000,000 shares authorized; 15,051,766 and
      14,692,125 shares issued and outstanding at September 30, 2000 (unaudited)
      and December 31, 1999, respectively                                                   40,623,000             39,414,000
    Common stock warrants                                                                      615,000                615,000
    Accumulated other comprehensive income                                                      47,000                 26,000
    Accumulated deficit                                                                    (14,444,000)           (15,385,000)

                                                                                          ------------           ------------
       Net shareholders' equity                                                             26,841,000             24,670,000

                                                                                          ------------           ------------
TOTAL                                                                                     $ 34,695,000           $ 31,768,000
                                                                                          ============           ============

See accompanying notes to consolidated financial statements.

                               I-FLOW CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                    September 30,
                                                  ----------------------------      ----------------------------
                                                      2000             1999             2000             1999
                                                  -----------      -----------      -----------      -----------
Revenues:
  Net product sales                               $ 7,371,000      $ 7,231,000      $22,578,000      $19,987,000
  Licensing fees                                           --          600,000               --        1,400,000
                                                  -----------      -----------      -----------      -----------

    Net revenues                                    7,371,000        7,831,000       22,578,000       21,387,000

Costs and expenses:
  Cost of sales                                     3,311,000        3,057,000        9,726,000        8,380,000
  Selling and marketing                             1,321,000        1,011,000        3,891,000        3,141,000
  General and administrative                        1,973,000        2,248,000        6,302,000        6,069,000
  Product development                                 285,000          275,000          904,000          801,000

                                                  -----------      -----------      -----------      -----------
    Total costs and expenses                        6,890,000        6,591,000       20,823,000       18,391,000

Operating income                                      481,000        1,240,000        1,755,000        2,996,000

Interest expense, net                                  47,000          115,000          164,000          364,000
Income taxes                                          176,000           29,000          650,000           86,000

                                                  -----------      -----------      -----------      -----------
Net income                                        $   258,000      $ 1,096,000      $   941,000      $ 2,546,000
                                                  ===========      ===========      ===========      ===========


Net income per share

     Basic                                        $      0.02      $      0.08      $      0.06      $      0.18
                                                  ===========      ===========      ===========      ===========
     Diluted                                      $      0.02      $      0.07      $      0.06      $      0.17
                                                  ===========      ===========      ===========      ===========

Comprehensive Operations:
     Net income                                   $   258,000      $ 1,096,000      $   941,000      $ 2,546,000
     Foreign currency translation adjustment           30,000           12,000           21,000           12,000
                                                  -----------      -----------      -----------      -----------
     Comprehensive income                         $   288,000      $ 1,108,000      $   962,000      $ 2,558,000
                                                  ===========      ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                               I-FLOW CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                    -----------------------------
                                                                        2000              1999
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                          $   941,000       $ 2,546,000
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                       1,949,000         1,812,000
  Compensation expense for stock option grants                           60,000            42,000
  Change in allowance for doubtful accounts                             194,000          (100,000)
  Change in inventory obsolescence reserve                             (353,000)          299,000
  Changes in operating assets and liabilities:
    Accounts receivable                                              (1,457,000)         (928,000)
    Inventories                                                         (65,000)         (460,000)
    Prepaid expenses and other                                           26,000            (6,000)
    Accounts payable, accrued and other liabilities                     474,000           695,000

                                                                    -----------       -----------
Net cash provided by operating activities                             1,769,000         3,900,000
                                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property acquisitions                                              (1,985,000)         (825,000)
  Cash paid for acquisition                                            (853,000)               --
  Change in other assets                                               (454,000)         (446,000)

                                                                    -----------       -----------
Net cash used in investing activities                                (3,292,000)       (1,271,000)
                                                                    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from line of credit                         527,000        (1,719,000)
  Borrowings on notes payable                                           859,000           356,000
  Payments on notes payable                                          (1,427,000)       (1,643,000)
  Proceeds from exercise of stock options and warrants                  400,000           203,000

                                                                    -----------       -----------
Net cash provided by (used in) financing activities                     359,000        (2,803,000)
                                                                    -----------       -----------

Effect of exchange rates on cash                                         19,000            12,000

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (1,145,000)         (162,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                              3,192,000           971,000

                                                                    -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 2,047,000       $   809,000
                                                                    ===========       ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                       $   181,000       $   364,000
                                                                    -----------       -----------
Income tax payments                                                 $   195,000       $    86,000
                                                                    -----------       -----------
Conversion of preferred stock to common stock                       $        --       $   662,000
Liabilities issued and assumed in connection with acquisition:
  Fair value of assets acquired (including intangibles)             $ 1,911,000
  Cash outflows for business acquisition                               (853,000)
  Common stock issued                                                  (750,000)
                                                                    -----------
Liabilities issued and assumed                                      $   308,000
                                                                    ===========

See accompanying notes to consolidated financial statements.

                               I-FLOW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation (the "Company") at September 30, 2000 and the results of its operations and its cash flows for the three and nine-month periods ended September 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

        The financial statements included herein should be read in conjunction with the financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000.

        Certain amounts previously reported have been reclassified to conform with the presentation at September 30, 2000.

2.      INVENTORIES

        Inventories consisted of the following as of September 30, 2000 and December 31, 1999:

                                                   September 30,            December 31,
                                                        2000                    1999
                                                        ----                    ----
                Raw Materials                       $ 4,008,000             $ 3,581,000
                Work in Process                         362,000                 164,000
                Finished Goods                        1,076,000               1,708,000
                Reserve for Obsolescence             (1,315,000)             (1,668,000)
                                                     ----------              ----------

                Total                               $ 4,131,000             $ 3,785,000
                                                     ----------              ----------

3.      EARNINGS PER SHARE

        Basic net income per share is computed using the weighted average number of common shares outstanding during the periods presented.

        Diluted net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of "all in-the-money" stock options and warrants. Common equivalent shares have not been included where inclusion would be antidilutive.

        The following is a reconciliation between the number of shares used in the basic and diluted net income per share calculations:

                                                       Three Months Ended         Nine Months Ended
                                                          September 30,             September 30,
                                                      --------------------      --------------------
(Amounts in thousands)                                 2000         1999         2000         1999
                                                      -------      -------      -------      -------
  Net income                                          $   258      $ 1,096      $   941      $ 2,546
Basic net income per  share
   Weighted average number of shares outstanding       15,039       14,442       14,981       14,298
   Effect of dilutive securities:
      Stock options                                       585        1,324          738        1,008
                                                      -------      -------      -------      -------
Diluted net income  per share
   Weighted average number of shares outstanding       15,624       15,766       15,719       15,306
                                                      -------      -------      -------      -------

4.      BUSINESS SEGMENTS

        The Company operates in two business segments: manufacturing and marketing of medical infusion products and rentals of medical infusion pumps.

        Business segment information is as follows for the three and nine-month periods ended September 30, 2000 and 1999:

                                         Manufacturing
(Amounts in thousands)                   and Marketing   Rentals    Consolidated
----------------------                   -------------   -------    ------------
THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenues                                     5,240         2,131        7,371
Operating income (loss)                        (15)          496          481
Assets                                      23,495        11,200       34,695

NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues                                    16,212         6,366       22,578
Operating income                               496         1,259        1,755
Assets                                      23,495        11,200       34,695

THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues                                     5,788         2,043        7,831
Operating income                               814           426        1,240
Assets                                      15,852         8,976       24,828

NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues                                    15,228         6,159       21,387
Operating income                             1,639         1,357        2,996
Assets                                      15,852         8,976       24,828

5.      ACQUISITION OF SPINAL SPECIALTIES, INC.

        On January 14, 2000, the Company acquired Spinal Specialties, Inc., a designer and manufacturer of custom spinal, epidural and nerve block infusion kits based in San Antonio, Texas, for $1.5 million. The purchase price consisted of $750,000 in cash and 200,000 shares of I-Flow common stock plus direct costs of $103,000. The acquisition was accounted for under the purchase method of accounting and the purchase price has been allocated to the net assets acquired and goodwill.

6.      NEW ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin "SAB" 101, "Revenue Recognition in Financial Statements." Implementation of SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000 is required by the fourth quarter of 2000. The Company is currently in the process of evaluating the impact, if any, SAB 101 will have on its consolidated financial position or results of operations.

        In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. The Company will adopt SFAS 133 no later than the first quarter of fiscal year 2001. Adoption of the new method of accounting for derivatives and hedging activities is not expected to have a material impact of the Company's financial position.

        In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 is an interpretation of Accounting Principal Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Among other matters, FIN 44 clarifies the application of APB 25 regarding the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as noncompensatory and the accounting consequences to the terms of a previously issued stock options or similar awards. The Company adopted the provisions of FIN 44 in the third quarter of 2000. The adoption of FIN 44 did not have a material impact of the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Certain disclosures made by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature, such as comments that express the Company's opinions about trends and factors that may impact future operating results. Disclosures that use words such as the Company "believes," "anticipates," or "expects" or use similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ from those expected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company's business, as well as in the Company's periodic reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission. The risks affecting the Company's business include reliance on the clinical and commercial acceptance of the Company's products, the ability to penetrate hospital accounts, the health care reimbursement system in place now and in the future, competition in the industry, demand in foreign countries, customer credit risks, technological changes and product availability. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

RESULTS OF OPERATIONS

        Net revenues during the three and nine-month periods ended September 30, 2000 were $7,371,000 and $22,578,000 compared to $7,831,000 and
        $21,387,000 for the same periods in the prior year, representing a decrease of 6% and an increase of 6%, respectively.

        Net product sales increased from $19,987,000 for the nine months ended September 30, 1999 to $22,578,000 for the same period in 2000, an increase of 13%. In January 2000, the Company acquired a new subsidiary, Spinal Specialties, Inc., a designer and manufacturer of custom spinal, epidural and nerve block infusion kits based in San Antonio, Texas ("Spinal Specialties"). Product sales generated by Spinal Specialties of $465,000 and $1,377,000 were included in product sales for the three and nine-month periods ended September 30, 2000. The remaining increase in product sales, year to date, is primarily due to increased sales to major distributors.

        The Company incurred cost of sales of $3,311,000 and $9,726,000 during the three and nine-month periods ended September 30, 2000, compared to $3,057,000 and $8,380,000 in the prior year. As a percentage of net product sales, cost of sales was relatively unchanged compared to the same periods in the prior year.

        Selling and marketing expenses for the three and nine-month periods ended September 30, 2000 increased over the same periods in the prior year by $310,000 or 31% and $750,000 or 24%, respectively. The increase is due in significant part to the addition of $146,000 and $360,000 in selling expenses for Spinal Specialties for the three and nine-month periods ended September 30, 2000, and partly due to increased sales compensation and outside sales commissions. For the three and nine-month periods ended September 30, 2000 selling and marketing expenses as a percent of net product sales increased by 4% and 2%, respectively.

        General and administrative expenses decreased for the three months ended September 30, 2000 by $275,000 or 12% and increased year to date by $233,000 or 4% from the same periods in the prior year. The increase year to date is due primarily to the addition of the Spinal Specialties operation. For the three and nine-month periods ended September 30, 2000 general and administrative expenses as a percent of net product sales decreased by 4% and 1%, respectively. The decrease for the three-month period ended September 30, 2000 was due to a reduction in total compensation.

        Product development expenses for the three and nine-months ended September 30, 2000 increased $10,000 or 4% and $103,000 or 13% over the same periods in the prior year, due primarily to increased efforts on the new pain management products. The Company will continue to incur product development expenses as it continues its efforts to introduce new and improved technology and cost-efficient products into the market.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine-month period ended September 30, 2000, funds of $1,769,000 were provided by operating activities consisting of net income of $941,000 plus non-cash expenses of $1,850,000 less net changes in operating assets and liabilities of $1,022,000. These changes in operating assets and liabilities consisted of: (1) an increase in accounts receivable of $1,457,000, (2) an increase in inventories of $65,000, (3) a decrease in prepaid expenses and other of $26,000, plus
        (4) an increase in accounts payable, accrued expenses, and other liabilities of $474,000. The increase in accounts receivable is substantially attributable to slower collection of Medicare receivables by the Company's InfuSystem subsidiary. Steps have been taken which management believes will improve the timeliness of these collections.

        The Company used funds for investing activities during the nine-month period ended September 30, 2000 aggregating $3,319,000. These expenditures consisted of $1,985,000 for acquiring furniture, fixtures and equipment for use in its operations and an increase in other assets of $454,000. Additionally, in January 2000, the Company used $853,000 in connection with the acquisition of Spinal Specialties (see Note 5 of Notes to Consolidated Financial Statements).

        During the nine-month period ended September 30, 2000, funds of $359,000 were provided by financing activities consisting of $527,000 net proceeds from line of credit, $859,000 additional borrowings on notes payable less payments on notes payable of $1,427,000 (including $80,000 notes payable assumed through the acquisition of Spinal Specialties), and $400,000 in proceeds from the exercise of stock options and warrants.

        As of September 30, 2000, the Company had cash and cash equivalents of $2,047,000 and net receivables of $10,210,000. Management believes the Company's funds are sufficient to provide for its projected needs for operations for the next twelve months. However, the Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes.

NEW ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin "SAB" 101, "Revenue Recognition in Financial Statements." Implementation of SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000 is required by the fourth quarter of 2000. The Company is currently in the process of evaluating the impact, if any, SAB 101 will have on its consolidated financial position or results of operations.

        In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. The Company will adopt SFAS 133 no later than the first quarter of fiscal year 2001. Adoption of the new method of accounting for derivatives and hedging activities is not expected to have a material impact of the Company's financial position.

        In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 is an interpretation of Accounting Principal Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Among other matters, FIN 44 clarifies the application of APB 25 regarding the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as noncompensatory and the accounting consequences to the terms of a previously issued stock options or similar awards. The Company adopted the provisions of FIN 44 in the third quarter of 2000. The adoption of FIN 44 did not have a material impact of the Company's financial condition or results of operations.

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

        The Company expended less then $150,000 on Year 2000 readiness efforts from 1998 to 1999. These efforts included replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating potential Year 2000 problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN CURRENCY

        The Company has a subsidiary operating in Mexico. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company does not believe that this foreign currency market risk is material.

                           PART II - OTHER INFORMATION

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

        10.7    Employment Agreement with James J. Dal Porto dated September 6,
                1996 (10)(6)

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

        10.10   Loan and Security Agreement between Silicon Valley Bank and
                I-Flow Corporation dated September 28, 1995 (13)

        10.11   Amendment to Loan Agreement between Silicon Valley Bank and
                I-Flow Corporation dated March 2, 1999 (13)

        10.12   Agreement and Plan of Merger by and Among I-Flow Corporation,
                Spinal Acquisition Corp., Spinal Specialties, Inc. and the
                Shareholders of Spinal Specialties, Inc. dated January 13, 2000
                (14)

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

                (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



        Date    November 14, 2000      /s/ Donald M. Earhart
             --------------------      -----------------------------------------
                                       Donald M. Earhart,
                                       Chairman, President and CEO
                                       (As Duly Authorized Officer)


        Date    November 14, 2000      /s/ James R. Talevich
             --------------------      -----------------------------------------
                                       James R. Talevich
                                       Chief Financial Officer
                                       (As Principal Financial Officer)

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

        10.7    Employment Agreement with James J. Dal Porto dated September 6,
                1996 (10)(6)

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

        10.10   Loan and Security Agreement between Silicon Valley Bank and
                I-Flow Corporation dated September 28, 1995 (13)

        10.11   Amendment to Loan Agreement between Silicon Valley Bank and
                I-Flow Corporation dated March 2, 1999 (13)

        10.12   Agreement and Plan of Merger by and among I-Flow Corporation,
                Spinal Acquisition Corp. and Spinal Specialties, Inc. dated
                January 13, 2000 (14)

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