Form 10-K405
period 2000-12-31
I FLOW CORP /CA/
filed 2001-03-30
CIK 857728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K


                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended   December 31, 2000
                               -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                      to
                                   --------------------    --------------------

                         COMMISSION FILE NUMBER 0-18338

                               I-FLOW CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                                           33-0121984
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


 20202 WINDROW DRIVE, LAKE FOREST, CA                              92630
----------------------------------------                     -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 13,911,477 shares of voting Common Stock of the registrant held by non-affiliates of the registrant on March 1, 2001, based on the last sale price of such stock on the Nasdaq Small Cap Market on such date, was $27,822,954.

Registrant's outstanding stock as of March 1, 2001 was 15,060,704 shares of Common Stock.

Information required by Part III is incorporated by reference to portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's year ended December 31, 2000.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

I-Flow Corporation (the "Company" or "I-Flow") designs, develops, manufactures and markets technically advanced, low-cost ambulatory drug delivery systems that are redefining the standard of care by providing life enhancing, cost effective solutions for pain management and infusion therapy. The Company's products are used both in hospitals and alternate site settings.

Since its beginnings in 1985, I-Flow Corporation has established a reputation in the medical and health care industry as an innovator in pain management and drug delivery technology. Through product innovation and strategic acquisitions, the Company has emerged as a leader in pain management, offering truly highly effective therapies for physicians and their patients. I-Flow's suite of pain management products allows for reliable and simple regional anesthesia techniques that eliminate many of the side effects customarily associated with narcotics and general anesthesia. Patients generally recover more rapidly after surgery, which results in shorter hospital stays and reduced costs.

I-Flow manufactures a growing line of compact, portable infusion pumps, catheters, needles and pain kits that administer medication directly to the wound site as well as administer local anesthetics, chemotherapies, antibiotics, diagnostic agents, nutritional supplements and other medications. The Company has continued to introduce reliable, lightweight, portable infusion pumps enabling patients to live ambulatory and, therefore, more productive lifestyles. I-Flow sells and distributes its products throughout the United States, Canada, Europe, Asia, Mexico, Brazil, Australia, New Zealand and the Middle East. InfuSystem, Inc., a wholly owned subsidiary, is primarily engaged in the rental of infusion pumps on a month-to-month basis. Spinal Specialties Inc., a subsidiary of I-Flow Corporation, is primarily engaged in the manufacturing and marketing of custom regional anesthesia kits with expanded capabilities in interventional radiology products.

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

On February 11, 1998, the Company acquired all of the outstanding stock of InfuSystem II, Inc. and Venture Medical, Inc. (collectively referred to as "InfuSystem"). InfuSystem is a leading ambulatory infusion pump management provider based in Madison Heights, Michigan. By delivering ambulatory pumps and the related disposables from a variety of manufacturers to private medical practices and clinics across the country, InfuSystem uses a distinctive approach to service the cancer infusion therapy market.

On January 14, 2000, the Company acquired all of the outstanding stock of Spinal Specialties, Inc. ("Spinal Specialties") a designer and manufacturer of custom spinal, epidural and nerve block infusion kits based in San Antonio, Texas. Spinal Specialties provides a line of custom disposable products for chronic and acute pain management, that are tailored to the specific needs of the hospital, anesthesiologist and pain clinic.

THE PRODUCTS

I-Flow offers the health care professional an array of cost-effective drug delivery devices designed to meet the needs of today's managed care environment both in the hospital and alternate site setting. The I-Flow family of products is focused on three primary market segments - Regional Anesthesia, IV Infusion Therapy and Oncology Infusion Services.

REGIONAL ANESTHESIA

Chronic Pain Kits

This product line resulted from I-Flow's January 2000 acquisition of Spinal Specialties, Inc. and it includes custom spinal, epidural, discogram and nerve block kits. These disposable products for chronic pain management are tailored to the specific needs of the anesthesiologist, hospital, and pain management clinic. The spinal tray line can be combined with I-Flow's infusion systems to create new products for managing acute and chronic pain.

Acute Pain Kits

The Acute Pain Kit product line includes the PainBuster(R) Pain Management System, ON-Q(R) Pain Management System and C-bloc(TM) Continuous Nerve Block System. I-Flow's PainBuster and ON-Q Systems offer continuous wound site pain management, considered one of the most ideal treatments for post-operative pain. This approach represents a significant improvement over previous methods of post-operative pain management. Since fewer narcotics are used, there are fewer side effects. I-Flow's C-bloc technology combines the advantages of a custom nerve block kit with the added feature of a disposable infusion pump. Recent studies have shown that C-bloc, when used for continuous nerve block applications, significantly reduced pain scores and the use of narcotics for pain control following shoulder surgeries.

The Company's Soaker(TM) Catheters (2.5" and 5" versions) were granted Food and Drug Administration (FDA) permission for use for pain management of large surgical incisions in November 1999 and March 2000 respectively. The Soaker Catheter, which attaches to I-Flow's diverse line of infusion systems, provides a continuous, even infusion of a non-narcotic, local anesthetic directly along incisions for post-operative pain management.

IV INFUSION THERAPY

Elastomerics

I-Flow's complete product line of elastomeric pumps delivers medication from an elastic "balloon" that does not rely on gravity for proper delivery. These pumps are small enough to fit into a patient's pocket or be clipped to a patient's clothing. These benefits provide patients with better mobility and a quicker transition to rehabilitation. This easy-to-use technology provides the health care professional with a device that is both safe and simple enough for patients to use for self-administration. The Company's elastomeric line of products can be used for pain management medications, antibiotics or other medications.

Elastomeric products include the patented Homepump Eclipse(R), Homepump Eclipse "C"Series and One-Step KVO(TM).

Syringe Delivery Systems

I-Flow's Syringe Delivery Systems are designed to provide accurate intravenous push delivery from a syringe. The systems are cost-effective for both single and multiple doses and provide health care professionals with a safe and accurate alternative to gravity or IV push methods with a relatively easy learning curve for patients.

Products include the Medi-SIS 20(TM) and Medi-SIS 60(TM) Syringe Infusion
Systems.

Non-Electric IV Bag Delivery Systems

I-Flow's non-electric products provide a safe and easy-to-use system for controlled infusion. Pumps in this category are drug delivery systems consisting of a reusable mechanical infuser and specially designed administration sets. They can provide precise delivery of medications requiring slow and continuous infusions.

Products include the Paragon(R) and Sidekick(R) ambulatory infusion pumps and the Rely-A-Flow(R) Gravity Set.

Electronic Pumps

Products include I-Flow VIP(TM), which can be used with VOICELINK(R) Remote Programming System. The VOICELINK System enables caregivers to monitor and program the devices for their patients with just a touch-tone phone. The Company believes the Vivus 4000(R) is the only ambulatory, multi-channel, multi-therapy electronic infusion pump currently available in the United States and provides accurate and safe remote programming and delivery of four individual protocols regardless of complexity.

ONCOLOGY INFUSION SERVICES

InfuSystem, an I-Flow Corporation subsidiary, provides ambulatory infusion pump systems and supplies to Oncology offices and clinics for chemotherapy. Pumps from a variety of manufacturers are offered to customers primarily on a rental basis. Revenues are primarily derived from billings to third party insurers.

THE MARKETS

The Company participates in three market segments: Regional Anesthesia, IV Infusion Therapy, and Oncology Infusion Services. Over the last three years, I-Flow significantly expanded its product line and distribution capabilities to establish itself as a leading participant in the regional anesthesia arena. Management believes that this expansion, coupled with the Company's innovations in pain management and infusion technologies, has placed I-Flow in a strong position for future potential growth.

The hospital market for I-Flow's simple, portable regional anesthesia technologies is currently a virtually untapped market. There are more than 39 million operative procedures performed in the U.S. every year. I-Flow estimates that its ON-Q(R) and PainBuster(R) systems could be used in at least 10 million of those procedures. The Company also believes that the product lines of Spinal Specialties can be potentially used in nearly all of the approximate 4 million U.S. live births per year.

The alternate site health care industry has grown significantly in the past few years with ambulatory infusion devices being one of the fastest growing segments. An ambulatory pump enables patients to leave the hospital earlier, making it very attractive to cost-conscious hospitals and to patients who favor home treatment.

I-Flow's sales in the IV Infusion Therapy market include the Company's intravenous elastomeric pumps, mechanical infusion devices, and electronic infusion pumps and disposables.

The Company participates in the Oncology Infusion Services market through the activities of InfuSystem, Inc. which provides infusion pump rentals and related disposable products, primarily for chemotherapy.

The following table sets forth a summary of the Company's revenues by market segment, excluding a $2,000,000 license fee received in 1999, expressed as percentages of the total net revenues:

Revenues by Market Segment                2000           1999           1998
--------------------------                ----           ----           ----
Regional Anesthesia                        26%            21%             9%
IV Infusion Therapy                        48%            48%            64%
Oncology Infusion Services                 26%            31%            27%

COMPETITION

The drug infusion industry is highly competitive. The Company competes in this market based on price, service and product performance. Some of the competitors have significantly greater resources than the Company for research and development, manufacturing and marketing, and as a result may be better able to compete for market share, even in areas in which the Company's products may be superior. The industry is subject to technological changes and there can be no assurance that the Company will be able to maintain any existing technological advantage long enough to establish its products and to sustain profitability.

The number of current competitors and the Company's current competitive position for each of its product lines is noted in the table below.

                                                                    Company's
                                                                    Estimated
                                                 Number of Known   Competitive
Market Description                                 Competitors      Position
------------------                               ---------------   -----------
Elastomerics                                            3               1
Chronic Pain Kits                                      11               8
Acute Pain Kits (Wound Site Pain Management)            4               1
Syringe Delivery Systems                                8               7
Non-Electric IV Bag Delivery Systems                    4               2
Electronic Pumps                                        7               4

The Company has focused its product development efforts on products in the pain management and ambulatory infusion systems markets and, with the majority of its new products, it is expanding its market to include hospitals. Amounts spent on Company-sponsored product development activities are disclosed in the Consolidated Statements of Operations and Comprehensive Operations included elsewhere herein.

SALES AND DISTRIBUTION

Distribution of the Company's products in the United States is currently managed directly through its internal sales force as well as through a number of regional medical product distributors. As of March 1, 2001, the Company and its subsidiaries had 23 internal sales representatives located throughout the United States. The Company relies on regional U.S. medical product distributors for approximately 6% of its revenue. There are no complete integrated contracts with any of these distributors. The Company is actively pursuing additional distribution arrangements for its products.

During 1998, the Company entered into an agreement with B. Braun Melsungen AG, a world leader in the manufacture and distribution of pharmaceuticals and infusion products, to distribute I-Flow's elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The Company also entered into a similar agreement with B. Braun Medical, Inc. to distribute I-Flow's elastomeric pumps to its full line IV Infusion Therapy solution customers in the United States. These two relationships have generated significant sales for the Company. During the years ended December 31, 2000, 1999 and 1998, combined sales to these companies accounted for approximately 18%, 16% and 20%, respectively of the Company's net revenues.

In May 1999, the Company entered into an agreement with dj Orthopedics LLC (formerly DonJoy, a division of Smith & Nephew, Inc.), a leading provider of orthopedic braces, to distribute the Company's PainBuster(R) pain management system exclusively in the United States and Canada for orthopedic surgery applications. I-Flow's PainBuster pain management system provides continuous infusion of a non-narcotic, local anesthetic directly into the intraoperative site for post-operative pain management. The agreement called for I-Flow to receive a nonrefundable $2 million licensing fee during 1999. Additionally, dj Orthopedics is required to make minimum purchases in order to maintain distribution rights.

In June 1999, the Company signed a distribution agreement with Ethicon Endo-Surgery, Inc., a Johnson & Johnson company, under which Ethicon Endo-Surgery became the exclusive distributor of I-Flow's ON-Q(R) Pain Management System for all surgical applications excluding orthopedics. The ON-Q(R) Pain Management System infuses non-narcotic local anesthetics directly into the operative site, the patient's primary source of post-operative pain. This multi-year agreement requires Ethicon Endo-Surgery to meet minimum purchase commitments to maintain exclusive distribution rights.

The Company sells several of its products into the international market and has signed agreements with distributors in various countries. Currently, the Company is selling its products through distributors in Canada, Brazil, the Benelux Countries, Germany, England, Ireland, Italy, Mexico, Spain, Korea, Australia, New Zealand and Israel. Aggregate revenues from countries outside of the United States represented approximately 22%, 20% and 28% of the Company's total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. The Company does not have any capital investments in any foreign operations except for its plant in Mexico.

Total revenue attributable to each geographic area into which the Company has sales is as follows:


Sales to unaffiliated customers:              2000                 1999                 1998
--------------------------------           -----------          -----------          -----------
     United States                         $24,870,000          $23,962,000          $17,020,000
     Europe                                  5,153,000            4,181,000            5,032,000
     Asia                                    1,295,000            1,165,000            1,129,000
     Other                                     648,000              476,000              411,000

MANUFACTURING AND OPERATIONS

With the acquisition of substantially all of the assets of Block in July 1996, the Company acquired Block's wholly-owned subsidiary, a manufacturing plant in Northern Mexico. This plant has been in operation since 1994 and has historically performed, and is currently performing, the manufacture of all of Block's disposable IV Infusion Therapy devices and tubing sets. The Company intends to maintain the plant in Mexico and to manufacture a substantial portion of its products there. The Company regularly reviews the use of outside vendors for production versus internal manufacturing, analyzing factors such as the quality of the products received from vendors, the costs of the products, timely delivery and employee utilization.

In each of the years ended December 31, 2000, 1999 and 1998, the Company incurred expenses of approximately $1,223,000, $1,057,000 and $940,000, respectively, for product development.

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

Copyrights have been obtained for the Vivus 4000(R) programming software. The product names are either registered trademarks or have trademark applications pending. There can be no assurance that pending patent or trademark applications will be approved or that any patents will provide competitive advantages for the Company's products or will not be challenged or circumvented by competitors.

REGULATIONS GOVERNING THE COMPANY'S MANUFACTURING OPERATIONS

Development and manufacture of I-Flow products is regulated by the Food, Drug and Cosmetic Act (the Act). Under the Act, the Company is required to register its facilities and list its devices with the Federal Food and Drug Administration ("FDA"), to file notice of intent to market new products under
Section 510(K) of the Act, to track the location of certain of its products and to report any incidents of death or serious injury relating to its products. To date, there have been no reportable conditions found during any FDA inspections. Failure to comply with any of these regulations can result in civil and criminal penalties upon the Company and/or the recall, seizure or injunction of certain of its products.

The State of California, in addition to the FDA, has similar regulations and requires annual production-site inspections to maintain the relevant manufacturing license. State regulations also address the storage and handling of certain chemicals and disposal of their wastes.

The Company is required to comply with federal, state and local environmental laws. To date, however, there has been no significant effect of environmental issues on the capital expenditures, earnings and competitive position of the Company and there is currently no significant use of hazardous materials in the manufacture of the Company's products.

Products intended for export are subject to additional regulations, including compliance with ISO 9000. In May 1995, the Company received ISO 9001 certification, which indicates that I-Flow's products meet specified uniform standards of quality and testing. The Company was also granted permission to use the CE mark on its products, which reflects approval of the Company's products for export into 18 member countries of the European Community. In December 1996, the Block operations, including its Mexico facility, were added to the Company's ISO certification and permission was granted to use the CE mark on the Block products.

The Company has passed all regulatory inspections and believes that it is currently in compliance with all relevant federal, state and international requirements in all material respects.

EMPLOYEES

As of March 1, 2001, the Company and its subsidiaries had a total of 158 full-time employees in the United States and an additional 224 employees at the Company's wholly-owned subsidiary in Mexico. None of the Company's employees in the United States are covered by a collective bargaining agreement with a union. The Company considers its relationship with its employees to be good. The Company also uses temporary employees as needed, mainly in manufacturing.

ITEM 2. PROPERTIES

In July 1997, the Company entered into a ten-year noncancelable operating lease for a 51,000 square foot building in Lake Forest, California, to be used as its primary facility. The Company also leases a facility for its manufacturing plant in Northern Mexico, a facility for the operation of its subsidiary in Detroit, Michigan and a facility for its recently acquired subsidiary in San Antonio, Texas. These facilities currently operate at approximately 60% of capacity.

ITEM 3. LEGAL PROCEEDINGS

As of March 1, 2001, the Company was involved in legal proceedings in the normal course of operations. Although the outcome of the proceedings cannot be determined as of March 1, 2001, in the opinion of management any resulting future liability will not have a material adverse effect on the Company and its subsidiaries, taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended December 31, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the executive officers of the Company as of March 1, 2001. There are no family relationships between any of the executive officers or directors of the Company. The executive officers are chosen annually at the first meeting of the Board of Directors following the annual meeting of shareholders and, subject to the terms of any employment agreement, serve at the will and pleasure of the Board of Directors.

Name (Age)                             Position
----------                             ---------
Donald M. Earhart (56)                 President, Chief Executive Officer and
                                         Chairman of the Board
Henry Tsutomu Tai, Ph.D., M.D. (57)    Secretary and Director
James J. Dal Porto (47)                Executive Vice President, Chief Operating
                                         Officer and Director
James R. Talevich (50)                 Chief Financial Officer and Treasurer

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

JAMES R. TALEVICH became Chief Financial Officer in August 2000. Prior to joining I-Flow he was Chief Financial Officer of Gish Biomedical, Inc. from 1999 to 2000 and Chief Financial Officer of Tectrix Fitness Equipment from 1995 to 1999. Earlier in his career he held financial management positions with Mallinckrodt Medical, Inc., Sorin Biomedical, Inc., a medical products subsidiary of Fian S.p.A., Pfizer, Inc., Sensormedics Corporation, a privately held medical device company, Baxter Travenol Laboratories, Inc., and KPMG Peat Marwick. Mr. Talevich holds an M.B.A. degree from the University of California at Los Angeles, a Bachelor of Arts degree in Physics from California State University, and is a Certified Public Accountant.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The Nasdaq Small-Cap Market under the symbol "IFLO." The table below sets forth the high and low sales prices of the Company's Common Stock as reported by The Nasdaq Small-Cap Market. As of March 1, 2001, the Company's closing stock price was $2.00.

                                   High                  Low
                                   -----                -----
1999
     1st Quarter                   $2.94                $1.75
     2nd Quarter                   $5.00                $2.72
     3rd Quarter                   $4.34                $3.50
     4th Quarter                   $4.50                $3.69



2000
     1st Quarter                   $6.50                $3.44
     2nd Quarter                   $7.50                $2.50
     3rd Quarter                   $3.97                $2.63
     4th Quarter                   $3.13                $0.75

American Stock Transfer & Trust Company is the Company's transfer agent for its Common Stock. As of March 1, 2001, the Company had approximately 500 shareholders of record and, based upon information received from nominee holders, the Company believes it has in excess of 8,000 total beneficial holders.

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

On January 14, 2000, the Company acquired Spinal Specialties, Inc., a designer and manufacturer of custom spinal, epidural and nerve block infusion kits based in San Antonio, Texas, for $1.5 million. The purchase price included $584,000 in cash and 200,000 shares of I-Flow common stock with a fair value of $3.75 per share for a total value of approximately $750,000. An additional $165,000 of contingent purchase price was paid in 2001. The transaction was recorded using the purchase method of accounting and resulted in the recording of $1,905,000 in goodwill.

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below has been derived from the audited Consolidated Financial Statements of I-Flow Corporation and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                                                          Years Ended December 31,
(Amounts in thousands, except                      ----------------------------------------------------------------------
  per share amounts)                                 2000           1999           1998           1997           1996
                                                   ---------      ---------      ---------      ---------      ----------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:(1)
Revenue:
  Net product sales                                $  23,497      $  19,197      $  17,006      $  17,678      $    9,153
  Rental income and other                              8,469          8,587          6,586             64             139
  Licensing fees                                          --          2,000             --             --           4,600
                                                   ---------      ---------      ---------      ---------      ----------
    Total revenue                                     31,966         29,784         23,592         17,742          13,892

Cost of sales                                         13,710         11,824         10,219          8,450           3,954
                                                   ---------      ---------      ---------      ---------      ----------
Gross Profit                                          18,256         17,960         13,373          9,292           9,938

Operating expenses:
  Selling and marketing                                5,115          4,193          4,178          3,197           2,617
  General and administrative                           8,928          8,257          6,401          4,281           4,336
  Product development                                  1,223          1,057            940          1,035           1,139
  Non-recurring charges                                   --             --             --             --           9,252
                                                   ---------      ---------      ---------      ---------      ----------
    Total operating expenses                          15,266         13,507         11,519          8,513          17,344
                                                   ---------      ---------      ---------      ---------      ----------
  Operating income (loss)                              2,990          4,453          1,854            779          (7,406)
  Interest and other income (expense), net              (265)          (404)          (684)          (334)             41
                                                   ---------      ---------      ---------      ---------      ----------
  Income (loss) before income taxes                    2,725          4,049          1,170            445          (7,365)
  Income tax provision (benefit)                       1,113         (4,763)            69             80              60
                                                   ---------      ---------      ---------      ---------      ----------
  Net income (loss)                                $   1,612      $   8,812      $   1,101      $     365      $   (7,425)
                                                   =========      =========      =========      =========      ==========
  Net income (loss) per share, basic               $    0.11      $    0.61      $    0.08      $    0.02      $    (0.69)
                                                   =========      =========      -========      =========      ==========
  Net income (loss) per share, diluted             $    0.10      $    0.58      $    0.08      $    0.02      $    (0.69)
                                                   =========      =========      -========      =========      ==========

  Weighted-average common shares outstanding:
      Basic                                           15,002         14,387         13,479         12,210         10,849
      Diluted                                         15,647         15,116         13,711         13,030         10,849

CONSOLIDATED BALANCE SHEET DATA:(2)(3)(4)
  Working capital                                  $  14,441      $  13,565      $   6,588      $   4,573      $   4,905
  Total assets                                        35,215         31,768         24,336         17,634         17,234
  Long-term obligations                                1,303          1,548          2,680          1,579          2,884
  Total shareholders' equity                          27,618         24,670         14,817         10,588          9,597

--------------
(1) Certain amounts previously reported have been reclassified to conform with the presentation at December 31, 2000.

(2) In July 1996, the Company acquired Block Medical, Inc. See Note 2 of Notes to Consolidated Financial Statements.

(3) In February 1998, the Company acquired InfuSystem II, Inc. and Venture Medical, Inc. See Note 3 of Notes to Consolidated Financial Statements.

(4) In January 2000, the Company acquired Spinal Specialties, Inc. See Note 4 of Notes to Consolidated Financial Statements.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


(Amounts in thousands, except per share amounts)
2000                                   Mar. 31      June 30      Sept.30      Dec. 31
----                                   -------      -------      -------      -------
Total revenues                         $ 7,467      $ 7,740      $ 7,371      $ 9,388
Gross profit                             4,478        4,314        4,060        5,404
Income before income taxes                 719          438          434        1,134
Net income                                 431          252          258          671

Basic net income per share                0.03         0.02         0.02         0.04

Basic average common shares             14,886       15,015       15,039       15,058

Diluted net income per share              0.03         0.02         0.02         0.04
Diluted average common and common
  equivalent shares                     15,783       15,772       15,624       15,334


1999                                   Mar. 31      June 30      Sept.30      Dec. 31
----                                   -------      -------      -------      -------
Total revenues                         $ 6,218      $ 7,338      $ 7,831      $ 8,397
Gross profit                             3,779        4,451        4,774        4,956
Income before income taxes                 579          929        1,125        1,416
Net income                                 558          893        1,096        6,265

Basic net income per share                0.04         0.06         0.08         0.43

Basic average common shares             14,099       14,349       14,442       14,498

Diluted net income per share              0.04         0.06         0.07         0.41
Diluted average common and common
  equivalent shares                     14,693       15,510       15,766       15,359

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN OTHER REPORTS AND STATEMENTS RELEASED BY THE COMPANY ARE AND WILL BE FORWARD-LOOKING IN NATURE, SUCH AS COMMENTS WHICH EXPRESS THE COMPANY'S OPINIONS ABOUT TRENDS AND FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS. DISCLOSURES THAT USE WORDS SUCH AS THE COMPANY "BELIEVES," "ANTICIPATES," OR "EXPECTS" OR USE SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM THOSE EXPECTED, AND READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO REPUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT WHICH SEEK TO ADVISE INTERESTED PARTIES OF THE RISKS AND OTHER FACTORS THAT AFFECT THE COMPANY'S BUSINESS, AS WELL AS IN THE COMPANY'S PERIODIC REPORTS ON FORMS 10-K, 10-Q, AND 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RISKS AFFECTING THE COMPANY'S BUSINESS INCLUDE RELIANCE ON THE SUCCESS OF THE HOME HEALTH CARE INDUSTRY, THE REIMBURSEMENT SYSTEM CURRENTLY IN PLACE AND FUTURE CHANGES TO THAT SYSTEM, COMPETITION IN THE INDUSTRY, ECONOMIC CONDITIONS IN FOREIGN COUNTRIES, TECHNOLOGICAL CHANGES AND PRODUCT AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS, WHETHER MADE IN THIS REPORT OR ELSEWHERE, SHOULD BE CONSIDERED IN CONTEXT WITH THE VARIOUS DISCLOSURES MADE BY THE COMPANY ABOUT ITS BUSINESS.

Consolidated Results of Operations - For the Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Net revenues during the year ended December 31, 2000 were $31,966,000 compared to $29,784,000 for the prior year, an increase of 7%. In January 2000, the Company acquired Spinal Specialties, Inc. ("Spinal Specialties"), a designer and manufacturer of custom spinal, epidural and nerve block kits based in San Antonio, Texas. Revenues generated by Spinal Specialties of $1,960,000 for the period from January 14, 2000 (date of acquisition) through December 31, 2000 were included in net revenues for the year ended December 31, 2000. Net product revenues increased from $19,197,000 in 1999 to $23,497,000 in 2000, an increase of 22%.

The Company's revenues during 2000 and 1999 were generated in three primary market segments: regional anesthesia, IV infusion therapy, and oncology infusion services. Revenues during 1999 also included a one-time $2,000,000 license fee. Regional anesthesia product revenues for 2000, which included the PainBuster(R) and ON-Q(R) infusion pain management kits and Spinal Specialties products, increased by 43% to $8,254,000 compared to $5,758,000 for fiscal 1999, excluding the license fee. The $2,496,000 increase was primarily related to $1,960,000 in revenues generated by Spinal Specialties during 2000 subsequent to its acquisition in January 2000.

IV Infusion Therapy product sales increased 13% in 2000 to $15,243,000 compared to $13,514,000 in 1999 due to increased orders by domestic and international distributors. In March 1998, the Company entered into an agreement with B. Braun Melsungen AG, a world leader in the manufacture and distribution of pharmaceuticals and infusion products, to distribute I-Flow's elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The Company also entered into a similar agreement under which B. Braun Medical, Inc. distributes I-Flow's elastomeric pumps to its full line IV Infusion Therapy solution customers in the United States. During the year ended December 31, 2000, 1999 and 1998, combined sales to these companies accounted for approximately 18%, 16% and 20%, respectively, of the Company's net revenues.

Revenues for oncology infusion services provided by the Company's InfuSystem subsidiary were $8,469,000 in 2000 compared to $8,512,000 in 1999. The fiscal year ended December 31, 2000 was a transition year for Infusystem, whose customer base was significantly affected by changes in medical insurance coverage practices and procedures for patient medical reimbursement utilized by managed care organizations and other healthcare payors. During this transition InfuSystem essentially rebuilt its customer base by strengthening existing managed care contracts and adding new contracts with such leading healthcare providers as Blue Cross/Blue Shield Affiliates, U.S. Oncology, United Healthcare, Beech Street Corporation, Nylcare, One Health Plan and Integrated Health Plan.

In May 1999, the Company entered into an agreement with dj Orthopedics LLC (formerly DonJoy, a division of Smith & Nephew, Inc.), a leading provider of orthopedic braces, to distribute the Company's PainBuster Pain Management System exclusively in the United States and Canada for orthopedic surgery applications. I-Flow's PainBuster(R) Pain Management System provides continuous infusion of a non-narcotic, local anesthetic directly into the intraoperative site for post-operative pain management. The agreement called for I-Flow to receive a nonrefundable $2 million licensing fee during 1999. Additionally, dj Orthopedics is required to make minimum purchases in order to maintain distribution rights.

In June 1999, the Company signed a distribution agreement with Ethicon Endo-Surgery, Inc., a Johnson & Johnson company, under which Ethicon Endo-Surgery became the exclusive distributor of I-Flow's ON-Q(R) Pain Management System for all surgical applications excluding orthopedics. The ON-Q(R) Pain Management System infuses non-narcotic local anesthetics directly into the operative site, the patient's primary source of post-operative pain. This multi-year agreement requires Ethicon Endo-Surgery to meet minimum purchase commitments to maintain exclusive distribution rights.

Cost of revenues was $13,710,000 during the year ended December 31, 2000, compared to $11,824,000 in the prior year, an increase of 16%. As a percentage of total revenue, cost of revenues increased by three percentage points for the year ended December 31, 2000 compared to the prior year, due primarily to the licensing fees received in 1999 which were not received in the year ended December 31, 2000.

Selling and marketing expenses for the year ended December 31, 2000 increased $922,000 or 22% from the prior year. This increase is primarily related to the acquisition of Spinal Specialties. Selling and marketing expenses associated with Spinal Specialties totaled $500,000 for the period from January 14, 2000 (date of acquisiton) through December 31, 2000. As a percentage of net product sales, selling and marketing expenses remained unchanged as compared to 1999.

General and administrative expenses for the year ended December 31, 2000 increased $671,000 or 8% from the prior year. This increase was primarily due to higher personnel costs, insurance costs and various other costs associated with the growth in the business as well as the addition of Spinal Specialties. For the period from January 14, 2000 (date of acquisition) through December 31, 2000 general and administrative expenses for Spinal Specialties were $414,000. As a percentage of net product sales, general and administrative expenses decreased from the prior year by 5%. This decrease represents an overall effort by management to control spending.

Product development expenses for the year ended December 31, 2000 increased from the prior year by $166,000, or 16%, due primarily to increased efforts on the new pain management products. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market. Product development has remained relatively consistent as a percentage of net product sales.

During the year ended December 31, 1999, the Company recorded a net income tax benefit of $4,763,000 as a result of a reduction in the valuation allowance for deferred tax assets. By comparison, during the year ended December 31, 2000, the Company recorded income tax expense of $1,113,000. The Company's deferred tax assets primarily relate to net operating loss carryforwards for federal and state tax purposes that can be used to offset taxes on future earnings. The valuation allowance on the deferred tax assets was reduced, as it became more likely that the Company will incur future profits and therefore will be able to realize the tax benefits.

Consolidated Results of Operations - For the Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

Net revenues during the year ended December 31, 1999 were $29,784,000 compared to $23,592,000 for the prior year, an increase of 26%. In February 1998, the Company acquired InfuSystems II, Inc. and Venture Medical, Inc., both of which were national ambulatory infusion pump management and distribution companies based in Detroit, Michigan. These companies were merged into InfuSystem, Inc. ("InfuSystem"), a wholly-owned subsidiary of the Company. InfuSystem is primarily engaged in the rental of infusion pumps on a month-to-month basis. Rental revenues generated by InfuSystem of $6,468,000 for the period from February 11, 1998 (date of acquisition) through

December 31, 1998 were included in net revenues for the year ended December 31, 1998. Rental revenues of $8,512,000 were included for the year ended December 31, 1999.

Net product revenues increased from $17,006,000 in 1998 to $19,197,000 in 1999, an increase of 13%. The 1998 revenues were adversely affected by the restructuring of the Company's worldwide distribution network as well as existing distributor inventory levels early in 1998, which caused a short-term decline in shipments of infusion products to the Company's previous distribution partners. As described above, several new distribution partners and new products were added in 1998 and 1999. These new distributors contributed significantly to the increased product revenues for the year ended December 31, 1999.

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

During the year ended December 31, 1999, the Company recorded a tax benefit of $4,763,000 related to a reduction in the valuation allowance for deferred tax assets. The Company's deferred tax assets primarily relate to net operating loss carryforwards for federal and state tax purposes that can be used to offset taxes on future earnings. The valuation allowance on the deferred tax assets was reduced, as it became more likely that the Company will incur future profits and therefore will be able to realize the tax benefits.

Liquidity and Capital Resources

During the year ended December 31, 2000, cash of $1,724,000 was provided by operating activities consisting of net income of $1,612,000 plus non-cash expenses of $4,152,000, less net changes in operating assets and liabilities of $4,040,000.

The Company used cash for investing activities during the year ended December 31, 2000 by acquiring net leasehold improvements, furniture, fixtures, equipment and other assets of $2,948,000 for use in its operations. In addition during fiscal 2000, there was a net cash outflow related to other assets of $232,000 and the Company paid $584,000 in connection with the Spinal Specialties acquisition.

During the year ended December 31, 2000, cash of $26,000 was provided by financing activities consisting primarily of net borrowings on the line of credit of $412,000, proceeds of $406,000 from the exercise of stock options and warrants, and net payments on notes payable of $792,000.

As of December 31, 2000, the Company had cash and cash equivalents of $1,184,000 and net receivables of $12,487,000. Management believes the Company's funds are sufficient to provide for its short and long-term projected needs for operations. However, the Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes.

The Company has a working capital line of credit with a bank expiring in October 2001. Under the line of credit, the Company may borrow up to the lesser of $4,000,000 or 80% of eligible accounts receivable and 25% of eligible inventory, as defined, at the bank's prime rate plus 0.50% (9.5% at December 31, 2000). Under the line as of December 31, 2000, there were funds available for borrowing of $3,500,000, as well as an outstanding balance of $500,000.

In conjunction with the acquisition of Block, the Company entered into a $4,000,000 note payable with a bank due in equal monthly installments of principal of $83,333 plus interest at the bank's prime rate plus 1%. Repayment of this note was completed in June 2000. In March 1998, the Company entered into an additional note payable with a bank for $2,500,000 ($1,250,000 outstanding at December 31, 2000) due in equal monthly installments of principal of $46,296 plus interest at the bank's prime rate plus 1% (9.5% at December 31, 2000) beginning in October 1998 through March 2003. Proceeds from this note were used to pay down the line of credit and for general working capital purposes.

As described above, on February 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") with InfuSystems II, Inc., Venture Medical, Inc. and their shareholders, contemplating the merger of both companies with and into InfuSystem, Inc., a wholly-owned subsidiary of the Company. Pursuant to the Agreement, the mergers were effective as of February 11, 1998. See Note 3 in Notes to Consolidated Financial Statements. The subsidiary has a revolving line of credit with a bank under which it may borrow up to $2,500,000 or 80% of eligible accounts receivable, as defined, at the bank's prime rate plus 0.50% (9.5% at December 31, 2000). There were no outstanding borrowings under the line as of December 31, 2000.

The lines of credit and the notes are collateralized by substantially all of the Company's assets and require the Company to comply with certain covenants principally relating to working capital and liquidity. As of December 31, 2000, the Company was in compliance with all such covenants.

New Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 as amended, establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not previously considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001 and the Company believes that such adoption will not have a material impact on its consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which the Company adopted in the fourth fiscal quarter of 2000. Adoption of SAB No. 101 did not have a material impact on the Company's consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for the following: the definition of employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence for various modifications to the terms of a previously fixed stock option award; and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000 and such adoption did not have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and cash equivalents and long-term debt. At December 31, 2000, the carrying values of the Company's financial instruments approximated fair values based on current market prices and rates.

It is the Company's current policy to not enter into derivative financial instruments. The Company does not currently have any significant direct foreign currency exposure at December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

The Report of Independent Auditors and the Consolidated Financial Statements listed in the "Index to Consolidated Financial Statements" in Item 14 are filed as part of this report.


FINANCIAL STATEMENT SCHEDULES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                        Balance at       Charged to      Additions for                           Balance at
                                       Beginning of      Costs and          Business                               End of
Classification                            Period          Expenses        Acquisition          Deductions          Period
--------------                         ------------      ----------      -------------        ------------       ----------
YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful accounts         $  463,000        $316,000        $ 1,311,000         $  (266,000)        $1,824,000
Reserve for obsolete inventories         1,135,000         323,000                               (238,000)         1,220,000

YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts          1,824,000         501,000                                                 2,325,000
Reserve for obsolete inventories         1,220,000         808,000                               (360,000)         1,668,000

YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts          2,325,000         425,000                               (263,000)         2,487,000
Reserve for obsolete inventories         1,668,000         248,000                               (386,000)         1,530,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000 and the information from the section entitled "Executive Officers of the Registrant" following Part I, Item 4 of this report.

ITEM 11. EXECUTIVE COMPENSATION

There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the captions "Board Compensation," "Executive Compensation," "Report of the Compensation Committee," "Compensation Committee Interlock Insider Participation" and "Stock Performance Graph" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Principal Shareholders and Stock Ownership of Management," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

    (1) Financial Statements

            The documents described in the "Index to Consolidated Financial Statements" are included in this report starting at page F-1.

                                                                    Page in This
    (2) Financial Statement Schedules included herein:                 Report
                                                                    ------------
            Schedule II - "Valuation and Qualifying Accounts"            17

            All other schedules are omitted, as the required information is inapplicable.

    (3) Exhibits

            The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Independent Auditors' Report                                              F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999              F-2

Consolidated Statements of Operations and Comprehensive Operations
  For the Years Ended December 31, 2000, 1999 and 1998                    F-3

Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998                            F-4

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2000, 1999 and 1998                                  F-5

Notes to Consolidated Financial Statements                                F-6

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of I-Flow Corporation:

We have audited the accompanying consolidated balance sheets of I-Flow Corporation and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of I-Flow Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Costa Mesa, California
February 21, 2001

                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands,                                      December 31,     December 31,
except share amounts)                                           2000             1999
----------------------                                      ------------     ------------
ASSETS

Current assets:
  Cash and cash equivalents                                   $  1,184         $  3,192
  Accounts receivable, less allowance for doubtful
    accounts of $2,487 and $2,325 at December 31, 2000
    and 1999, respectively                                      12,487            8,748
  Inventories, net                                               4,161            3,785
  Prepaid expenses and other                                       360              553
  Deferred taxes                                                 2,543            2,837
                                                              --------         --------
  Total current assets                                          20,735           19,115

Property, net                                                    4,591            2,985
Goodwill and other intangibles, net                              7,641            6,454
Notes receivable and other                                          11              174
Deferred taxes                                                   2,237            3,040
                                                              --------         --------
Total assets                                                  $ 35,215         $ 31,768
                                                              ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $  2,673         $  1,800
  Accrued payroll and related expenses                           1,482            1,526
  Income taxes payable                                             644              607
  Current portion of long-term debt                                976            1,443
  Line of credit                                                   500               88
  Other liabilities                                                 19               86
                                                              --------         --------
    Total current liabilities                                    6,294            5,550
                                                              --------         --------

Long-term debt, less current portion                             1,303            1,548

Commitments and contingencies (Note 8)

Shareholders' equity
  Preferred stock, no par value; 5,000,000 shares
    authorized; no shares issued and outstanding                    --               --
  Common stock, no par value; 40,000,000 shares
    authorized, 15,051,929 and 14,692,125 shares
    issued and outstanding at December 31, 2000
    and 1999, respectively                                      40,741           39,414
  Common stock warrants                                            615              615
  Accumulated other comprehensive income                            35               26
  Accumulated deficit                                          (13,773)         (15,385)
                                                              --------         --------
  Total shareholders' equity                                    27,618           24,670
                                                              --------         --------
Total liabilities and shareholders' equity                    $ 35,215         $ 31,768
                                                              ========         ========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS

                                                         Years ended December 31,
(Amounts in thousands,                          ------------------------------------------
except per share amounts)                         2000             1999             1998
-------------------------                       --------         --------         --------
Revenues:
  Net product sales                             $ 23,497         $ 19,197         $ 17,006
  Rental income and other                          8,469            8,587            6,586
  Licensing fees                                      --            2,000               --
                                                --------         --------         --------
  Total revenues                                  31,966           29,784           23,592

Cost of revenues                                  13,710           11,824           10,219
                                                --------         --------         --------
Gross profit                                      18,256           17,960           13,373
                                                --------         --------         --------

Operating expenses
  Selling and marketing                            5,115            4,193            4,178
  General and administrative                       8,928            8,257            6,401
  Product development                              1,223            1,057              940
                                                --------         --------         --------
  Total operating expenses                        15,266           13,507           11,519
                                                --------         --------         --------

Operating income                                   2,990            4,453            1,854
Interest and other expense, net                     (265)            (404)            (684)
                                                --------         --------         --------
Income before income taxes                         2,725            4,049            1,170

Income tax provision (benefit) expense             1,113           (4,763)              69
                                                --------         --------         --------
Net income                                      $  1,612         $  8,812         $  1,101
                                                ========         ========         ========
Net income per share
Basic                                           $   0.11         $   0.61         $   0.08
Diluted                                             0.10             0.58             0.08

Comprehensive Operations:

Net income                                      $  1,612         $  8,812         $  1,101
Foreign currency translation adjustments               9               26              117
                                                --------         --------         --------
Comprehensive income                            $  1,621         $  8,838         $  1,218
                                                ========         ========         ========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               Preferred Stock          Common Stock
                                              -----------------      --------------------
(Amounts in thousands)                         Shares    Amount      Shares        Amount
----------------------                        -------    ------      ------        ------
Balance, January 1, 1998                        656     $1,494       12,393       $33,853

Exercise of common stock warrants
  and options                                                            16            30

Common stock issued for acquisition                                   1,256         3,044

Conversion of preferred stock                  (355)      (808)         379           808

Preferred stock dividend

Cumulative translation adjustment

Net income
                                               ----     ------       ------       -------
Balance, December 31, 1998                      301      $ 686       14,044       $37,735

Exercise of common stock options                                        326           869

Tax impact from exercise of stock options                                             309

Stock based compensation                                                              101

Purchase price adjustment                                                            (286)

Conversion of preferred stock                  (301)      (686)         322           686

Reversal of preferred stock dividend

Cumulative translation adjustment

Net income
                                               ----     ------       ------       -------
Balance, December 31, 1999                       --     $   --       14,692       $39,414

Exercise of common stock options                                        182           406

Common stock issued for acquisition                                     200           750

Settlement of escrow shares                                             (22)          (67)

Tax impact from exercise of stock options                                            (145)

Stock based compensation                                                              383

Cumulative translation adjustment

Net income
                                               ----     ------       ------       -------
Balance, December 31, 2000                       --     $   --      15,052        $40,741



                                                              Accumulated
                                                                 Other
                                                  Common     Comprehensive
                                                   Stock         Income       Accumulated
(Amounts in thousands)                            Warrants       (Loss)         Deficit         Total
----------------------                            --------   -------------    -----------      -------
Balance, January 1, 1998                           $ 615         $(117)        $(25,257)       $10,588

Exercise of common stock warrants
  and options                                                                                       30

Common stock issued for acquisition                                                              3,044

Conversion of preferred stock

Preferred stock dividend                                                            (63)           (63)

Cumulative translation adjustment                                  117                             117

Net income                                                                        1,101          1,101
                                                   -----         -----         --------        -------
Balance, December 31, 1998                         $ 615         $  --         $(24,219)       $14,817

Exercise of common stock options                                                                   869

Tax impact from exercise of stock options                                                          309

Stock based compensation                                                                           101

Purchase price adjustment                                                                         (286)

Conversion of preferred stock

Reversal of preferred stock dividend                                                 22             22

Cumulative translation adjustment                                   26                              26

Net income                                                                        8,812          8,812
                                                   -----         -----         --------        -------
Balance, December 31, 1999                         $ 615          $ 26         $(15,385)       $24,670

Exercise of common stock options                                                                   406

Common stock issued for acquisition                                                                750

Settlement of escrow shares                                                                        (67)

Tax impact from exercise of stock options                                                         (145)

Stock based compensation                                                                           383

Cumulative translation adjustment                                    9                               9

Net income                                                                        1,612          1,612
                                                   -----         -----         --------        -------
Balance, December 31, 2000                         $ 615          $ 35         $(13,773)       $27,618

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year ended December 31,
                                                              ---------------------------------------
(Amounts in thousands)                                         2000             1999            1998
----------------------                                        -------         -------         -------
Cash flows from operating activities:
  Net income                                                  $ 1,612         $ 8,812         $ 1,101
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Deferred taxes                                            1,087          (5,569)             --
      Depreciation and amortization                             2,648           2,490           2,414
      Loss on disposal of property                                 10              37              --
      Compensation expense for stock option grants                383             101             136
      Change in inventory obsolescence reserve                   (138)            448              85
      Change in allowance for doubtful accounts                   162             378              50
      Changes in operating assets and liabilities,
        net of effect of business acquisitions:
          Accounts receivable                                  (3,696)         (1,562)           (559)
          Inventories                                            (283)            172             329
          Prepaid expenses and other                              235              14            (348)
          Accounts payable and accrued payroll
            and related expenses                                 (106)          1,058            (956)
          Deferred revenue                                         --              --             (58)
          Income taxes payable                                   (260)            607              --
          Other liabilities                                        70              82            (162)
                                                              -------         -------         -------
Net cash provided by operating activities                       1,724           7,068           2,032
                                                              -------         -------         -------

Cash flows from investing activities:
  Capital expenditures                                         (2,948)         (1,048)           (688)
  Cash paid for acquisition, net of cash received                (584)           (286)           (673)
  Change in other assets                                         (232)           (178)            488
                                                              -------         -------         -------
Net cash used in investing activities                          (3,764)         (1,512)           (873)
                                                              -------         -------         -------
Cash flows from financing activities:
  Net proceeds (repayments) from line of credit                   412          (1,891)         (1,607)
  Proceeds from issuance of note payable                          812             163           2,558
  Payments on notes payable                                    (1,604)         (1,935)         (1,938)
  Cash dividend on preferred stock                                 --              --             (63)
  Proceeds from exercise of stock options and warrants            406             378              30
                                                              -------         -------         -------
Net cash provided by (used in) financing activities                26          (3,285)         (1,020)
                                                              -------         -------         -------

Effect of exchange rates on cash                                    6             (50)            117
                                                              -------         -------         -------
Net increase (decrease) in cash and cash equivalents           (2,008)          2,221             256
Cash and cash equivalents at beginning of year                  3,192             971             715
                                                              -------         -------         -------
Cash and cash equivalents at end of year                      $ 1,184         $ 3,192         $   971
                                                              =======         =======         =======

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                 $   256         $   476         $   698
                                                              -------         -------         -------
Income tax payments                                           $   245         $    36         $    69
                                                              -------         -------         -------
Non cash preferred stock conversion                           $    --         $   686         $   808
                                                              -------         -------         -------
Deferred stock based compensation                             $    --         $   491         $    --
                                                              -------         -------         -------
Tax impact from exercise of stock options                     $  (145)        $   309         $    --
                                                              -------         -------         -------
Settlement of escrow shares                                   $    67         $    --         $    --
                                                              -------         -------         -------

Liabilities issued and assumed in connection
  with acquisition:
    Fair value of assets acquired (including intangibles)     $ 2,222         $    --         $ 8,783
    Less receivable from acquired entity                           --              --            (684)
    Cash outflows for business acquisition                       (584)           (286)           (673)
    Common stock and warrants issued                             (750)            286          (3,044)
                                                              -------         -------         -------
Liabilities issued and assumed                                $   888         $    --         $ 4,382
                                                              =======         =======         =======

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - I-Flow Corporation ("I-Flow" or "the Company") was incorporated on July 17, 1985. The Company designs, develops and markets technically advanced, low-cost ambulatory infusion systems that are redefining the standard of care by providing life enhancing, cost effective solutions for pain management and infusion therapy. The Company's products are used both in hospitals and alternate site settings. I-Flow manufactures a growing line of compact, portable infusion pumps, catheters and pain kits that administer medication directly to the wound site as well as administer local anesthetic, chemotherapy, antibiotics, nutritional supplements and other medications. InfuSystem, Inc., a wholly-owned subsidiary, is primarily engaged in the rental of medical infusion pumps. The rentals are on a month-to-month basis and are treated as operating leases.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash in the bank, money-market funds and U.S. Treasury bills with an original maturity date of 90 days or less.

Inventories - Inventories are stated at the lower of cost (determined on a first in, first out basis) or market. Inventories consisted of the following as of December 31:

                                    2000                  1999
                                -----------           -----------
Raw Materials                   $ 4,456,000           $ 3,581,000
Work in Process                     171,000               164,000
Finished Goods                    1,064,000             1,708,000
Reserve for Obsolescence         (1,530,000)           (1,668,000)
                                -----------           -----------
Total                           $ 4,161,000           $ 3,785,000
                                ===========           ===========

Property - Property is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Leasehold improvements are amortized using the straight-line method over the life of the asset or the remaining term of the lease, whichever is shorter. Property consisted of the following as of December 31:

                                                   2000                1999
                                                -----------         -----------
Furniture, fixtures and equipment               $ 5,724,000         $ 4,710,000
Rental and demonstration equipment                5,031,000           2,976,000
Accumulated depreciation and amortization        (6,164,000)         (4,701,000)
                                                -----------         -----------
Total                                           $ 4,591,000         $ 2,985,000
                                                ===========         ===========

Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with SFAS 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and has determined that there was no impairment at December 31, 2000.

Goodwill and Other Intangibles - Goodwill represents the excess purchase cost over the net assets acquired and is amortized over five to fifteen years using the straight-line method. Other intangible assets include patents, acquired workforce value and acquired technology which are being amortized using the straight-line method over two to seven years. Accumulated amortization of goodwill and other intangible assets amounted to $4,608,000 and $3,340,000 as of December 31, 2000 and 1999, respectively. The Company periodically evaluates the recoverability of goodwill based on projected undiscounted operating cash flows and evaluates the recoverability of other intangibles based on the requirements of SFAS No. 121. At December 31, 2000, the Company believes there has been no impairment of the value of goodwill and other intangible assets.

Revenue Recognition - Revenue from product sales is recognized at the time of shipment and passage of title. Provision is made currently for estimated product returns and warranty obligations, both of which have historically been insignificant.

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

Accounting for Stock Based Compensation - The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board (FASB) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (See Note 6). Stock options issued to consultants and vendors are accounted for at fair value in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services (See Note 6).

Earnings Per Share - Pursuant to SFAS No. 128, Earnings Per Share, the Company provides dual presentation of "Basic" and "Diluted" earnings per share ("EPS").

Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, such as outstanding stock options, calculated using the treasury stock method. Common stock equivalents have not been included in calculating diluted EPS where inclusion would be anti-dilutive.

The following is a reconciliation between the components of the basic and diluted earnings per share calculations:

                                                   Years ended December 31,
                                         --------------------------------------------
                                             2000           1999             1998
                                         -----------     -----------     ------------
Net income                               $ 1,612,000     $ 8,812,000     $  1,101,000
Less preferred stock dividends                    --              --          (63,000)
                                         -----------     -----------     ------------
Net income available to common
  shareholders                           $ 1,612,000     $ 8,812,000     $  1,038,000
                                         -----------     -----------     ------------

Basic net income per share
  Weighted-average number of common
    shares outstanding                    15,002,000      14,387,000       13,479,000

  Effect of dilutive securities:
    Stock options                            645,000         729,000          232,000
                                         -----------     -----------     ------------
Diluted net income per share
  Weighted-average number of common
    shares outstanding                    15,647,000      15,116,000       13,711,000
                                         ===========     ===========     ============

Comprehensive Income - Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company has included a calculation of comprehensive income in its accompanying consolidated statements of operations and comprehensive operations for the years ended December 31, 2000, 1999 and 1998.

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

Due to the highly inflationary environment in Mexico (as defined by SFAS No. 52, Foreign Currency Transactions), the U.S. dollar served as the functional currency for the Company's Mexican subsidiary during 1998. As a result, gains and losses from foreign currency transactions and from translation of the Mexican subsidiary's financial statements during 1998 were recognized as a component of interest and other expenses, net. Such amounts were not significant for the year ended December 31, 1998. During 1999 and 2000, the environment in Mexico was not highly inflationary, therefore, the gains and losses from translation of the Mexican subsidiary's financial statements were included as a component of shareholders' equity.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 as amended, establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not previously considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001 and the Company believes that such adoption will not have a material impact on its consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which the Company adopted in the fourth fiscal quarter of 2000. Adoption of SAB No. 101 did not have a material impact on the Company's consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion 25, Accounting for Stock Issued to Employees ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for the following: the definition of employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence for various modifications to the terms of a previously fixed stock option award; and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000 and such adoption did not have a material impact on its consolidated financial statements.

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

In the Merger, all of the outstanding shares of Common Stock of VMI and InfuSystem were exchanged for 987,074 shares of the Company's Common Stock, valued at approximately $2.9 million, plus 59,395 shares of the Company's Common Stock valued at $177,000 as payment for related investment banker's fees. In addition, the Company incurred direct acquisition costs of $673,000. The transaction was recorded using the purchase method of accounting and resulted in the recording of approximately $3,546,000 in goodwill.

At each of the six-month, one-year, eighteen-month and two-year anniversaries of the closing, if the value of the Company's Common Stock at such time was less than the value of its Common Stock as of the closing ($2.98 per share), then the Company was obligated to pay additional amounts as merger consideration. Any additional amounts were to be calculated pursuant to the formula set forth in the Agreement. At the Company's election, it could pay such additional merger consideration by the issuance of additional shares of its Common Stock, in cash, or any combination thereof. In August 1998, the Company issued 209,675 shares of its Common Stock pursuant to the valuation floor provision for the six-month anniversary. In February 1999, the Company paid cash of $286,000 pursuant to the valuation floor provision for the one-year anniversary. There was no adjustment required for the eighteen-month and two-year anniversaries. Pursuant to APB Opinion No. 16, Business Combinations, there was no incremental value ascribed to these additional payments for purchase accounting purposes. During 2000, certain shares held in escrow, pursuant to the Agreement, were distributed in a final purchase price adjustment. As a result, the Company reacquired 22,000 common shares and reduced goodwill by $67,000.

4. ACQUISITION OF SPINAL SPECIALTIES, INC.

On January 14, 2000, the Company acquired Spinal Specialties, Inc., a designer and manufacturer of custom spinal, epidural and nerve block infusion kits based in San Antonio, Texas, for $1.5 million. The purchase price included $584,000 in cash and 200,000 shares of I-Flow common stock with a fair value of $3.75 per share for a total value of approximately $750,000. An additional $165,000 of contingent purchase price was paid in 2001. The transaction was recorded using the purchase method of accounting and resulted in the recording of $1,905,000 in goodwill.

In conjunction with the acquisition, the Company entered into employment agreements with two employees of Spinal Specialties that expire in January 2002. Under the terms of the agreements, each of the individuals will receive a minimum base salary of $130,000 per year for the terms of the contracts.

During fiscal 1999 and 1998 the operations of Spinal Specialties were not significant in relation to the consolidated operating results of the Company presented in the accompanying consolidated statements of operations and comprehensive operations.

5. LINES OF CREDIT AND LONG-TERM DEBT

The Company has a line of credit, expiring in October 2001, under which it may borrow up to the lesser of $4,000,000 or 80% of eligible accounts receivable and 25% of eligible inventory, as defined. There was $3,500,000 available for borrowing under the line as well as an outstanding balance of $500,000 as of December 31, 2000. Interest is payable monthly at the bank's prime rate (9.5% at December 31, 2000) plus 0.50%.

Additionally, the Company's wholly-owned subsidiary, InfuSystem, entered into a line of credit agreement, expiring in March 2002, under the terms of this line of credit agreement, Infusystem may borrow up to the lesser of $2,500,000 or 80% of its eligible accounts receivable, as defined. There was $2,500,000 available for borrowing under the line as of December 31, 2000. There were no amounts outstanding under the line of credit as of December 31, 2000. Interest is payable monthly at 0.25% below the bank's prime rate. The principal is due at maturity and is collateralized by all assets of InfuSystem.

These lines of credit contain covenants primarily relating to the maintenace of certain financial ratios, all of which the Company was in compliance with as of December 31, 2000.

The Company's long term debt consists of the following at December 31:

                                                                  2000           1999
                                                               ----------     ----------
Note Payable due in equal monthly principal installments
of $83,333 plus interest at the bank's prime rate plus 1%,
collateralized by all assets of the Company, paid in full
during July 2000                                               $       --     $  559,000

Note Payable due in equal monthly principal installments
of $46,296 plus interest at the bank's prime rate plus
1%, through March 2003; collateralized by all assets of
the Company                                                     1,250,000      1,806,000

Installment Notes under which interest is payable
monthly at 0.50% over the bank's prime rate, due on
various dates; collateralized by all assets of
InfuSystem, Inc.                                                  914,000        156,000

Other                                                             115,000        470,000
                                                               ----------     ----------
Total                                                           2,279,000      2,991,000

Less current portion                                              976,000      1,443,000
                                                               ----------     ----------
Total long-term debt                                           $1,303,000     $1,548,000
                                                               ==========     ==========

The notes contain covenants primarily relating to the maintenance of certain financial ratios, all of which the Company was in compliance with as of December 31, 2000.

Future principal payments on long-term debt are as follows:

            Year ended December 31:
            -----------------------
            2001                                      $  976,000
            2002                                         931,000
            2003                                         370,000
            2004                                           2,000
                                                      ----------
            Total                                     $2,279,000
                                                      ==========

At December 31, 2000, the Company was contingently liable for $192,000 under an irrevocable standby letter of credit which expires in August 2002.

6. SHAREHOLDERS' EQUITY, COMMON STOCK WARRANTS AND OPTIONS

During the year ended December 31, 1999, 301,250 shares of the Series B Preferred Stock were converted into 321,333 shares of the Company's Common Stock. As of December 31, 2000, there was no Preferred Stock issued and outstanding.

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

The Company has issued options under the 1996 Plan to purchase an aggregate of 385,707 shares of its Common Stock to certain key employees at exercise prices below fair market value as deferred compensation for services rendered. Compensation expense related to these options aggregating $383,000, $101,000 and $136,000 has been recorded for each of the years ended December 31, 2000, 1999 and 1998, respectively. The remaining deferred compensation as of December 31, 2000 was approximately $985,000 and will be amortized as the related awards are earned and vested through 2005.

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

During fiscal year 2000, the Company granted options to nonemployees to purchase 36,000 shares of the Company's common stock in connection with consulting services. These options have exercise prices equal to the estimated fair market value of the underlying shares at the date of grant and generally vest over one year. The fair value of these options using the Black-Scholes Pricing Model with the following weighted-average assumptions - expected life, 5 years, 79% stock volatility, average risk-free interest rate of 4.7%, and no dividends during the expected term, was $51,000, of which $10,000 was recorded as expense during the year ended December 31, 2000.

Stock option activity for all plans is summarized as follows:

                                                                                  Weighted-
                                                                  Number of        Average
                                                                    Shares      Exercise Price
                                                                  ----------    --------------
Balance, January 1, 1998 (1,909,601 exercisable at a
  weighted-average price of $2.87)                                 2,775,647         $3.17
  Granted (weighted-average fair value of $2.32)                   1,770,918          2.00
  Canceled/Expired                                                (1,217,180)         4.36
  Exercised                                                          (16,000)         1.63

Balance, December 31, 1998 (1,865,735 exercisable at
  a weighted-average price of $2.21)                               3,313,385          2.16
  Granted (weighted-average fair value of $1.92)                     163,500          3.06
  Canceled/Expired                                                  (244,329)         2.06
  Exercised                                                         (326,365)         1.81

Balance, December 31, 1999 (1,974,317 exercisable at
  a weighted-average price of $2.27)                               2,906,191          2.27
  Granted (weighted-average fair value of $2.57)                   1,119,434          3.39
  Canceled/Expired                                                  (388,714)         3.19
  Exercised                                                         (182,266)         2.47
                                                                  ----------         -----
Balance, December 31, 2000 (2,140,504 exercisable at
  a weighted-average price of $2.31)                               3,454,645         $2.49
                                                                  ==========         =====

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

Options to purchase 1,162,135 and 158,900 shares of the Company's Common Stock were available for grant under the 1996 Plan and the non-employee director's plan, respectively, as of December 31, 2000.

The following table summarizes information concerning outstanding and exercisable options for all plans as of December 31, 2000:

                                 Options Outstanding                          Options Exercisable
                            ---------------------------------------        --------------------------
                                             Weighted-
                                              Average      Weighted-                        Weighted-
                              Number         Remaining      Average          Number          Average
                            Of Shares       Contractual    Exercise         Of Shares        Exercise
Range of Exercise Prices   Outstanding     Life in Years     Price         Exercisable        Price
------------------------   -----------     -------------   --------        -----------       --------
$0.25 - $1.44                 607,910           4.39         $0.99            386,051          $0.96
$1.54 - $2.18                 585,775           3.34         $1.89            440,600          $1.81
$2.20 - $2.50                 815,723           3.07         $2.40            695,199          $2.39
$2.53 - $3.15                 412,804           2.69         $2.90            248,975          $2.95
$3.37 - $3.37                 663,388           5.45         $3.37            161,050          $3.37
$3.38 - $5.69                 369,045           3.36         $4.01            208,629          $4.05
                            ---------          -----         -----          ---------          -----
Total                       3,454,645           3.79         $2.49          2,140,504          $2.31
                            =========          =====         =====          =========          =====

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for stock option grants to employees and non-employee directors with exercise prices equal to the fair market value of the underlying shares at the grant date. Had compensation cost for the Company's option plans been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been the pro forma amounts indicated below:

                                                     Years Ended December 31,
                                                   ----------------------------
(Amounts in thousands, except per share amounts)    2000       1999       1998
------------------------------------------------   ------     ------     ------
Net income - as reported                           $1,612     $8,812     $1,101

Net income - pro forma                             $   23     $8,238     $   56

Basic earnings per share - as reported             $ 0.11     $ 0.61     $ 0.08

Basic earnings per share - pro forma               $ 0.00     $ 0.57     $ 0.00

Diluted earnings per share - as reported           $ 0.10     $ 0.58     $ 0.08

Diluted earnings per share - pro forma             $ 0.00     $ 0.55     $ 0.00
                                                   ------     ------     ------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: no dividend yield; expected volatility 79% in 2000, 75% in 1999, and 76% in 1998; risk-free interest rate of 4.7% in 2000, 5.7% in 1999, and 5.0% in 1998; and expected lives of 5 years.

7. INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109 - "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled.

The income tax provision (benefits) for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

                                             Years Ended December 31,
                                     --------------------------------------
                                        2000           1999          1998
                                     -----------    -----------    --------
     Current:

     Federal                         $    77,000    $   797,000    $ 24,000
     State                                85,000          5,000       5,000
     Foreign                                  --             --      40,000
                                     -----------    -----------    --------
                                         162,000        802,000      69,000
     Deferred:

     Federal                             811,000      1,213,000      (8,000)
     State                               276,000        361,000      (5,000)
     Foreign                                  --             --      13,000
                                     -----------    -----------    --------
                                       1,087,000      1,574,000          --

     Change in valuation allowance      (136,000)    (7,139,000)         --
                                     -----------    -----------    --------
     Total                           $ 1,113,000    $(4,763,000)   $ 69,000
                                     ===========    ===========    ========

A deferred tax asset in the amount of $465,000 was acquired in conjunction InfuSystem II, Inc. and Venture Medical, Inc. in 1998. A valuation allowance of $465,000 was established for the deferred tax asset. If this deferred tax asset is realized, the benefit will first go to reduce any unamortized goodwill remaining from the acquisition.

The reconciliations of income tax provision computed at federal statutory rate of 35% to income tax provision (benefit) provided in the financial statements are as follows:

                                              Years Ended December 31,
                                           ------------------------------
                                           2000        1999         1998
                                           ----       ------        -----

  Tax at federal statuatory rates          35.0%        35.0%        35.0%
  State income taxes, net                   6.5%         5.8%         1.1%
  Foreign income                           (0.7)%        0.1%         0.6%
  R&D credit                               (1.1)%       (1.4)%       (4.2)%
  Goodwill                                  5.3%         2.0%         5.6%
  Acquisition transactions                  0.0%        17.3%         0.0%
  Other                                     0.8%        (0.2)%        3.5%
  Change in valuation allowance            (5.0)%     (176.3)%      (35.7)%
                                           ----       ------        -----
  Total                                    40.8%      (117.7)%        5.9%
                                           ====       ======        =====

As of December 31, 2000 and 1999, the Company had net deferred tax assets comprised of the following:

                                                           December 31,
                                                   ----------------------------
Deferred Tax Assets:                                   2000            1999
                                                   -----------      -----------
Net operating losses                               $ 1,485,000      $ 3,181,000
Amortization of goodwill and other intangibles       2,520,000        2,851,000
Reserves not currently deductible                    2,431,000        2,155,000
Cash to accrual adjustment                            (188,000)        (412,000)
State taxes                                           (248,000)        (377,000)
Credits                                                731,000          488,000
Accrued compensation and related costs                 360,000          361,000
Depreciation                                            57,000          134,000
                                                   -----------      -----------
                                                     7,148,000        8,381,000
Valuation allowance                                 (2,368,000)      (2,504,000)
                                                   -----------      -----------
Total                                              $ 4,780,000      $ 5,877,000
                                                   ===========      ===========

At December 31, 2000, the Company had a federal net operating loss carryforward of approximately $3,890,000 which begins to expire in the year 2004. Due to certain tax regulations, future use of a portion of the net operating loss carryforwards is limited to approximately $600,000 per year. Tax credits for federal taxes of approximately $731,000 begin to expire in 2007.

The net deferred tax assets of December 31, 1999 were offset by a valuation allowance of $2,504,000. During the year ended December 31, 2000, the future realization of a majority of the reserved portion of the net deferred tax assets was not determined by management to be more likely than not, based on current and projected taxable income. However, for the year ended December 31, 2000, the valuation allowance was decreased related to the utilization of certain tax credits.

8. COMMITMENTS AND CONTINGENCIES

In June 1990, the Company entered into an employment agreement with the President of the Company that expires on June 4, 2001. Under the terms of the agreement, the President will receive a minimum base salary of $200,000 per year for the term of this contract, with salary reviews conducted annually by the Board of Directors.

In July 1997, the Company entered into a noncancelable operating lease for a 51,000 square foot building for its primary facility. The lease agreement contains certain scheduled rent increases (which are accounted for on a straight-line basis) and expires in June 2007.

Future minimum lease payments under the lease are as follows:

                Years Ended December 31,
                ------------------------
                2001                                  441,000
                2002                                  462,000
                2003                                  483,000
                2004                                  428,000
                2005                                  428,000
                Thereafter                            642,000
                                                   ----------
                Total                              $2,884,000
                                                   ==========

Rent expense for the years ended December 31, 2000, 1999 and 1998 was $627,000, $571,000 and $541,000, respectively.

The Company is also involved in litigation arising from the normal course of operations. In the opinion of management, the ultimate impact of such litigation will not have a material adverse effect on the Company's financial position and results of operations.

9. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan in which any full time employee may participate. As of January 2000 the Company contributes $0.33 for each dollar of employee contribution up to a maximum employer contribution of 1.32% of participants' annual salaries. The maximum employer contribution at 1.32% corresponds to an employee contribution of 4% of annual salary. During the year ended December 31, 2000, such contributions totaled $108,000. No employer contributions were authorized during the years ended December 31, 1999 or 1998. The Company does not provide post-retirement benefits to its employees.

10. BUSINESS SEGMENTS

During 2000, the Company operated in two business segments: manufacturing and marketing of medical infusion pumps and rentals of medical infusion pumps. The rental business segment principally consists of the activities of InfuSystem, Inc. within the oncology infusion services market segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1).

Business segment information is as follows for the years ended December 31, 2000, 1999 and 1998:

                                    Manufacturing
                                    and Marketing         Rentals         Consolidated
                                    -------------       -----------       ------------
2000:
Revenues                             $23,497,000        $ 8,469,000        $31,966,000
Operating income                       1,426,000          1,564,000          2,990,000
Assets                                23,631,000         11,584,000         35,215,000
Depreciation and amortization          1,646,000          1,002,000          2,648,000
Property additions                       860,000          2,088,000          2,948,000
                                     -----------        -----------        -----------
1999:
Revenues                             $21,272,000        $ 8,512,000        $29,784,000
Operating income                       2,507,000          1,946,000          4,453,000
Assets                                22,291,000          9,477,000         31,768,000
Depreciation and amortization          1,456,000          1,034,000          2,490,000
Property additions                       416,000            632,000          1,048,000
                                     -----------        -----------        -----------
1998:
Revenues                             $17,124,000        $ 6,468,000        $23,592,000
Operating income                         722,000          1,132,000          1,854,000
Assets                                15,885,000          8,451,000         24,336,000
Depreciation and amortization          1,324,000          1,090,000          2,414,000
Property additions                       388,000            300,000            688,000
                                     -----------        -----------        -----------

Sales to major customers as a percentage of total revenue are shown in the table below for the years ended December 31:

                                               2000           1999          1998
                                               ----           ----          ----
Customer A - elastomeric infusion products      18%            16%           20%
Customer B - elastomeric infusion products       8%            11%           --
Customer C - elastomeric infusion products      11%             9%           --

As of December 31, 2000, accounts receivable due from Customer A & Customer C represented approximately 11% and 12% of total accounts receivable, respectively. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations.

All of the Company's rental revenue is domestic. Export sales of medical products represented 22%, 20% and 28% of total revenue during 2000, 1999 and 1998, respectively. Total revenue by geographical region is summarized as follows:

Sales to unaffiliated customers:       2000            1999             1998
--------------------------------   -----------      -----------      -----------
United States                      $24,870,000      $23,962,000      $17,020,000
Europe                               5,153,000        4,181,000        5,032,000
Asia / Pacific Rim                   1,295,000        1,165,000        1,129,000
Other                                  648,000          476,000          411,000
                                   -----------      -----------      -----------
Total                              $31,966,000      $29,784,000      $23,592,000
                                   ===========      ===========      ===========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               I-FLOW CORPORATION

Dated: March 30, 2001                          By: /s/ Donald M. Earhart
                                                   -----------------------------
                                                       Donald M. Earhart,
                                                       Chairman, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 30, 2001.

             Signature                                Title
             ---------                                -----

/s/ Donald M. Earhart                       Chairman, President and Chief
---------------------------------------     Executive Officer
    Donald M. Earhart


/s/ James J. Dal Porto                      Executive Vice President, Chief
---------------------------------------     Operating Officer and Director
    James J. Dal Porto


/s/ James R. Talevich                       Chief Financial Officer (Principal
---------------------------------------     Financial and Accounting Officer)
    James R. Talevich


/s/ John H. Abeles                          Director
---------------------------------------
    John H. Abeles, M.D.


/s/ Jack H. Halperin                        Director
---------------------------------------
    Jack H. Halperin


/s/ Joel S. Kanter                          Director
---------------------------------------
    Joel S. Kanter


/s/ Erik H. Loudon                          Director
---------------------------------------
    Erik H. Loudon


/s/ Henry Tsutomu Tai                       Director and Secretary
---------------------------------------
    Henry Tsutomu Tai, Ph.D., M.D.

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

   10.11 Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated March 2, 1998 (13)

   10.12      Employment Agreement with James R. Talevich dated June 30, 2000
              (14)

   21         List of Subsidiaries

   23.1       Independent Auditors' Consent

-----------
(1) Incorporated by reference to exhibit with this title filed with the Company's Registration Statement (#33-32263-LA) declared effective February 1, 1990.

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

(14) Incorporated by reference to exhibit with this title filed with the Company's Form 10-K for its fiscal year ended December 31, 2000.