Form 10-Q
period 2001-03-31
I FLOW CORP /CA/
filed 2001-05-15
CIK 857728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended       March 31, 2001
                                      -------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to ___________________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

     As of May 14, 2001 there were 15,060,959 shares outstanding of common stock.

                               I-FLOW CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
Part I:  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 2001
                    (Unaudited) and December 31, 2000                           3

                  Consolidated Statements of Operations and
                    Comprehensive Operations for the three-month
                    periods ended March 31, 2001 and 2000 (Unaudited)           4

                  Consolidated Statements of Cash Flows for the three-month
                    periods ended March 31, 2001 and 2000 (Unaudited)           5

                  Notes to Consolidated Financial Statements (Unaudited)        6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                         9

         Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk                                          11

Part II: Other Information

         Item 6.  Exhibits and Reports on Form 8-K                             12

Signatures                                                                     14

                               I-FLOW CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                           March 31,     December 31,
                                                              2001           2000
                                                          ------------   ------------
                                                           (Unaudited)

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                             $  1,789,000   $  1,184,000
    Accounts receivable, net                                10,345,000     12,487,000
    Inventories, net                                         4,601,000      4,161,000
    Prepaid expenses and other                                 343,000        360,000
    Deferred taxes                                           2,543,000      2,543,000
                                                          ------------   ------------
       Total current assets                                 19,621,000     20,735,000
                                                          ------------   ------------

    Property, net                                            4,517,000      4,591,000
    Goodwill and other intangibles, net                      7,436,000      7,641,000
    Notes receivable and other                                  93,000         11,000
    Deferred taxes                                           2,237,000      2,237,000
                                                          ------------   ------------
TOTAL                                                     $ 33,904,000   $ 35,215,000
                                                          ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                      $  1,691,000   $  2,673,000
    Accrued payroll and related expenses                     1,474,000      1,482,000
    Income taxes payable                                       700,000        644,000
    Current portion of long-term debt                          976,000        976,000
    Borrowings under line-of-credit                                 --        500,000
    Other liabilities                                           14,000         19,000
                                                          ------------   ------------
       Total current liabilities                             4,855,000      6,294,000
                                                          ------------   ------------

LONG-TERM DEBT, less current portion                         1,056,000      1,303,000

SHAREHOLDERS' EQUITY:
    Preferred stock - no par value; 5,000,000 shares
      authorized; no shares issued and outstanding at
      March 31, 2001 (unaudited) and December 31, 2000,             --             --
      respectively
    Common stock - no par value; 40,000,000 shares
      authorized; 15,060,959 and 15,051,929 shares
      issued and outstanding at March 31, 2001
      (unaudited) and December 31, 2000, respectively       40,879,000     40,741,000
    Common stock warrants                                      615,000        615,000
    Accumulated other comprehensive (loss) income              (44,000)        35,000
    Accumulated deficit                                    (13,457,000)   (13,773,000)
                                                          ------------   ------------
       Net shareholders' equity                             27,993,000     27,618,000
                                                          ------------   ------------
TOTAL                                                     $ 33,904,000   $ 35,215,000
                                                          ============   ============


See accompanying notes to consolidated financial statements.

                               I-FLOW CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                    2001            2000
                                                 -----------     ----------

Revenues:
  Net revenue                                    $ 7,992,000     $7,467,000

Costs and expenses:
  Cost of sales                                    3,346,000      2,989,000
  Selling and marketing                            1,291,000      1,222,000
  General and administrative                       2,395,000      2,154,000
  Product development                                368,000        321,000
                                                 -----------     ----------
    Total costs and expenses                       7,400,000      6,686,000

Operating income                                     592,000        781,000

Interest expense, net                                 47,000         62,000
Income taxes                                         229,000        288,000
                                                 -----------     ----------
Net income                                       $   316,000     $  431,000
                                                 ===========     ==========

Net income per share

    Basic                                        $      0.02     $     0.03
                                                 ===========     ==========
    Diluted                                      $      0.02     $     0.03
                                                 ===========     ==========

Comprehensive Operations:
    Net income                                   $   316,000     $  431,000
    Foreign currency translation adjustment          (79,000)        24,000
                                                 -----------     ----------
    Comprehensive income                         $   237,000     $  455,000
                                                 ===========     ==========


See accompanying notes to consolidated financial statements.

                               I-FLOW CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                               --------------------------
                                                                  2001           2000
                                                               -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                     $   316,000    $   431,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                    682,000        754,000
  Compensation expense for stock option grants                     135,000         56,000
  Change in allowance for doubtful accounts                         26,000         (8,000)
  Change in inventory obsolescence reserve                         (12,000)      (150,000)
  Changes in operating assets and liabilities:
    Accounts receivable                                          2,110,000       (971,000)
    Inventories                                                   (428,000)      (468,000)
    Prepaid expenses and other                                       1,000         74,000
    Accounts payable, accrued payroll and related
      expenses and other liabilities                              (941,000)       (39,000)
                                                               -----------    -----------
Net cash provided by (used in) operating activities              1,889,000       (321,000)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property acquisitions                                           (298,000)      (582,000)
  Cash paid for acquisition                                       (165,000)      (584,000)
  Change in other assets                                           (22,000)      (514,000)
                                                               -----------    -----------
Net cash used in investing activities                             (485,000)    (1,680,000)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from line of credit                   (500,000)        16,000
  Borrowings on notes payable                                           --        306,000
  Payments on notes payable                                       (247,000)      (252,000)
  Proceeds from exercise of stock options and warrants               3,000        220,000
                                                               -----------    -----------
Net cash (used in) provided by financing activities               (744,000)       290,000
                                                               -----------    -----------
Effect of exchange rates on cash                                   (55,000)         8,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               605,000     (1,703,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 1,184,000      3,192,000

                                                               -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 1,789,000    $ 1,489,000
                                                               ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                  $    57,000    $    94,000
                                                               -----------    -----------
Income tax payments                                            $        --    $    61,000
                                                               -----------    -----------
Liabilities issued and assumed in connection
  with acquisition:
  Fair value of assets acquired (including intangibles)        $   165,000    $ 2,222,000
  Cash outflows for business acquisition                          (165,000)      (584,000)
  Common stock issued                                                   --       (750,000)
                                                               -----------    -----------
Liabilities issued and assumed                                 $        --    $   888,000
                                                               ===========    ===========


See accompanying notes to consolidated financial statements.

                               I-FLOW CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation (the "Company") at March 31, 2001 and the results of its operations and its cash flows for the three-month periods ended March 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

     The financial statements included herein should be read in conjunction with the financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

     Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 2001.

2.   INVENTORIES

     Inventories consisted of the following:

                                         March 31,        December 31,
                                           2001               2000
                                        -----------       ------------

          Raw Materials                 $ 4,297,000        $ 4,456,000
          Work in Process                   488,000            171,000
          Finished Goods                  1,338,000          1,064,000
          Reserve for Obsolescence       (1,522,000)        (1,530,000)
                                        -----------        -----------

          Total                         $ 4,601,000        $ 4,161,000
                                        ===========        ===========

3.   EARNINGS PER SHARE

     Basic net income per share is computed using the weighted average number of common shares outstanding during the periods presented.

     Diluted net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of all "in-the-money" stock options and warrants.

     The following is a reconciliation between the number of shares used in the basic and diluted net income per share calculations:

                                                              Three Months Ended
                                                                  March 31,
                                                             --------------------
                                                               2001         2000
                                                             -------      -------
                                                            (Amounts in thousands)
Net income                                                   $   316      $   431

Basic net income per  share
   Weighted average number of common shares outstanding       15,010       14,886
   Effect of dilutive securities:
      Stock options                                              493          897
Diluted net income  per share
   Weighted average number of common and common
     equivalent shares outstanding                            15,503       15,783

4.   BUSINESS SEGMENTS

     The Company operates in two business segments: manufacturing and marketing of medical infusion products and rentals of medical infusion pumps.

     Business segment information is as follows for the three-month periods ended March 31, 2001 and 2000:

                          Manufacturing
                          and Marketing    Rentals     Consolidated
                          -------------    -------     ------------
                                  (Amounts in thousands)
2001
Revenues                      5,461         2,531         7,992
Operating income                139           453           592
Assets                       22,209        11,695        33,904

2000
Revenues                      5,271         2,196         7,467
Operating income                259           522           781
Assets                       23,243        10,027        33,270

5.   ACQUISITION OF SPINAL SPECIALTIES, INC.

     On January 14, 2000, the Company acquired Spinal Specialties, Inc., a designer and manufacturer of custom spinal, epidural and nerve block infusion kits based in San Antonio, Texas, for $1.5 million. The purchase price included $584,000 in cash and 200,000 shares of I-Flow Corporation common stock with a fair value of $3.75 per share for a total stock value of approximately $750,000. An additional $165,000 of contingent purchase price was paid during the three months ended March 31, 2001. The transaction was recorded using the purchase method of accounting and resulted in the recording of $1,905,000 in goodwill.

6.   NEW ACCOUNTING PRONOUNCEMENT

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not previously considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. Adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Certain disclosures made by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature, such as comments that express the Company's opinions about trends and factors that may impact future operating results. Disclosures that use words such as the Company "believes," "anticipates," or "expects" or use similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ from those expected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company's business, as well as in the Company's periodic reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission. The risks affecting the Company's business include reliance on the clinical and commercial acceptance of the Company's products, the ability to penetrate hospital accounts, the health care reimbursement system in place now and in the future, competition in the industry, demand in foreign countries, foreign currency risks, customer credit risks, technological changes and product availability. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

RESULTS OF OPERATIONS

     Net revenues during the three-month period ended March 31, 2001 were $7,992,000 compared to $7,467,000 for the same period in the prior year, representing an increase of 7%. In January 2000, the Company acquired a new subsidiary, Spinal Specialties, Inc., a designer and manufacturer of custom spinal, epidural and nerve block infusion kits based in San Antonio, Texas ("Spinal Specialties"). Product sales generated by Spinal Specialties of $560,000 and $448,000 were included in product sales for the three-month periods ended March 31, 2001 and 2000, respectively. The remaining increase in net revenues was in large part due to increased revenues from the Company's Infusystem subsidiary, which increased by $335,000 over the same period in the prior year.

     The Company incurred cost of sales of $3,346,000 and $2,989,000 during the three-month periods ended March 31, 2001 and 2000, respectively. This represents an increase of 12%. For the three months ended March 31, 2001, cost of sales as a percentage of product sales increased by 2% compared to the same periods in the prior year, mainly due to increased costs incurred by the Infusystem subsidiary during the quarter. These costs included increased operating supplies to new and existing customers and unusually large sales, at a low margin, of electronic infusion pumps manufactured by companies other than I-Flow.

     Selling and marketing expenses for the three-month period ended March 31, 2001 increased over the same period in the prior year by $69,000 or 6%. As a percent of net product sales, selling and marketing expenses remained relatively unchanged compared to the same period in the prior year.

     General and administrative expenses increased for the three months ended March 31, 2001 by $241,000 or 11% from the same period in the prior year. For the three month period ended March 31, 2001 general and administrative expenses as a percent of net product sales increased by 1%. The increase for the three-month period ended March 31, 2001 was due to increased audit fees, consulting expense and compensation expense.

     Product development expenses for the three-month period ended March 31, 2001 increased $47,000 or 15% over the same period in the prior year, due primarily to increased engineering project materials and consulting expense to develop new pain management products. The Company will continue to incur product development expenses as it continues its efforts to introduce new and improved technology and cost-efficient products into the market.

LIQUIDITY AND CAPITAL RESOURCES

     During the three-month period ended March 31, 2001, funds of $1,889,000 were provided by operating activities consisting of net income of $316,000 plus non-cash expenses of $831,000 plus net changes in operating assets and liabilities of $742,000. These changes in operating assets and liabilities consisted of: (1) a decrease in accounts receivable of $2,110,000, (2) a decrease in prepaid expenses and other of $1,000, less (3) an increase in inventories of $428,000 and (4) a decrease in accounts payable, accrued payroll and related expenses, and other liabilities of $941,000. The decrease in accounts receivable is substantially attributable to improved collections of Medicare receivables by the Company's Infusystem subsidiary.

     The Company used funds for investing activities during the three-month period ended March 31, 2001 aggregating $485,000, compared to $1,680,000 for the three-month period ended March 31, 2000 which included the acquisition of Spinal Specialties, Inc. The expenditures in the three months ended March 31, 2001 consisted of $298,000 for acquiring furniture, fixtures and equipment for use in its operations, contingent purchase price consideration related to Spinal Specialties, Inc. of $165,000 and an increase in other assets of $22,000.

     During the three-month period ended March 31, 2001, funds of $744,000 were used in financing activities consisting of $500,000 of repayments on line of credit and $247,000 of payments on notes payable, less $3,000 in proceeds from the exercise of stock options and warrants.

     As of March 31, 2001, the Company had cash and cash equivalents of $1,789,000 and net accounts receivables of $10,345,000. Management believes the Company's funds are sufficient to provide for its projected needs for operations for the next twelve months. However, the Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes.

NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not previously considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. Adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

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

         3.5          Restated Bylaws as of July 22, 1991 of the Company(3)

         4.1          Specimen Common Stock Certificate(4)

         4.2          Warrant Agreement between the Company and American Stock
                      Transfer & Trust Company, as Warrant Agent, dated February
                      13, 1990(1)

         4.3 Form of Warrant dated July 22, 1996, issued in conjunction with The acquisition of Block Medical, Inc.(5)

        10.1          Employment Agreement with Donald M. Earhart dated May 16,
                      1990(2)(6)

        10.2          1987-1988 Incentive Stock Option Plan and Non-Statutory
                      Stock Option Plan Restated as of March 23, 1992(5)(6)

        10.3          1992 Non-Employee Director Stock Option Plan(4)(6)

        10.4          License and Transfer Agreement with SoloPak
                      Pharmaceuticals Inc., dated March 6, 1996(7)

        10.5          1996 Stock Incentive Plan(6)(9)

        10.6          Agreement for Purchase and Sale of Assets dated as of July
                      3, 1996 by and among I-Flow Corporation, Block Medical,
                      Inc. and Hillenbrand Industries, Inc.(8)

        10.7          Employment Agreement with James J. Dal Porto dated
                      September 6, 1996(10)(6)

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

        10.13         Employment Agreement with James R. Talevich dated June 30,
                      2000(6)

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

          (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 2001                             /s/ Donald M. Earhart
                                               ---------------------------------
                                               Donald M. Earhart,
                                               Chairman, President and CEO
                                               (As Duly Authorized Officer)




Date: May 14, 2001                             /s/ James R. Talevich
                                               ---------------------------------
                                               James R. Talevich
                                               Chief Financial Officer
                                               (As Principal Financial Officer)

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

         3.5          Restated Bylaws as of July 22, 1991 of the Company(3)

         4.1          Specimen Common Stock Certificate(4)

         4.2          Warrant Agreement between the Company and American Stock
                      Transfer & Trust Company, as Warrant Agent, dated February
                      13, 1990(1)

         4.3 Form of Warrant dated July 22, 1996, issued in conjunction with The acquisition of Block Medical, Inc.(5)

        10.1          Employment Agreement with Donald M. Earhart dated May 16,
                      1990(2)(6)

        10.2          1987-1988 Incentive Stock Option Plan and Non-Statutory
                      Stock Option Plan Restated as of March 23, 1992(5)(6)

        10.3          1992 Non-Employee Director Stock Option Plan(4)(6)

        10.4          License and Transfer Agreement with SoloPak
                      Pharmaceuticals Inc., dated March 6, 1996(7)

        10.5          1996 Stock Incentive Plan(6)(9)

        10.6          Agreement for Purchase and Sale of Assets dated as of July
                      3, 1996 by and among I-Flow Corporation, Block Medical,
                      Inc. and Hillenbrand Industries, Inc.(8)

        10.7          Employment Agreement with James J. Dal Porto dated
                      September 6, 1996(10)(6)

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

        10.13         Employment Agreement with James R. Talevich dated June 30,
                      2000(6)

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