Form 10-Q
period 2001-06-30
I FLOW CORP /CA/
filed 2001-08-14
CIK 857728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended           June 30, 2001
                                      ------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to
                                       -----------------------------------------

                         Commission file number:   0-18338
                                                 ---------

                               I-Flow Corporation
        ------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                                     33-0121984
        ------------------------------------------------------------------------
          (State or Other Jurisdiction                        (I.R.S. Employer
        of Incorporation or Organization)                    Identification No.)


          20202 Windrow Drive, Lake Forest, CA                    92630
        ------------------------------------------------------------------------
        (Address of Principal Executive Offices)                (Zip Code)

                                 (949) 206-2700
         -----------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



         -----------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


        As of August 7, 2001 there were 15,294,853 shares outstanding of common stock.

                               I-FLOW CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
      Part I:    Financial Information

           Item 1.  Financial Statements

                Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
                    and December 31, 2000                                                   3

                Consolidated Statements of Operations and Comprehensive
                    Operations for the three and six-month periods ended June
                    30, 2001 and 2000 (Unaudited)                                           4

                Consolidated Statements of Cash Flows for the six-month periods
                    ended June 30, 2001 and 2000 (Unaudited)                                5

                Notes to Consolidated Financial Statements (Unaudited)                      6

           Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                           9

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk             11

      Part II:  Other Information

           Item 6.  Exhibits and Reports on Form 8-K                                       12

      Signatures                                                                           14

                               I-FLOW CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                            June 30,               December 31,
                                                                              2001                     2000
                                                                          ------------             ------------
                                                                           (Unaudited)               (Audited)
ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                                             $  1,721,000             $  1,184,000
    Accounts receivable, net                                                 9,342,000               12,487,000
    Inventories, net                                                         5,139,000                4,161,000
    Prepaid expenses and other current assets                                  540,000                  360,000
    Deferred taxes                                                           2,544,000                2,543,000
                                                                          ------------             ------------
       Total current assets                                                 19,286,000               20,735,000
                                                                          ------------             ------------


    Property, net                                                            4,673,000                4,591,000
    Goodwill and other intangibles, net                                      7,359,000                7,641,000
    Notes receivable and other non current assets                              155,000                   11,000
    Deferred taxes                                                           2,237,000                2,237,000
                                                                          ------------             ------------
TOTAL                                                                     $ 33,710,000             $ 35,215,000
                                                                          ============             ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                      $  2,189,000             $  2,673,000
    Accrued payroll and related expenses                                     1,501,000                1,482,000
    Income taxes payable                                                       928,000                  644,000
    Current portion of long-term debt                                          229,000                  976,000
    Borrowings under line-of-credit                                                 --                  500,000
    Other liabilities                                                           23,000                   19,000
                                                                          ------------             ------------
       Total current liabilities                                             4,870,000                6,294,000
                                                                          ------------             ------------

LONG-TERM DEBT, net of current portion                                         213,000                1,303,000
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock - no par value; 5,000,000 shares
      authorized; no shares issued and outstanding at
      June 30, 2001 (unaudited) and December 31, 2000,
      respectively                                                                  --                       --
    Common stock - no par value; 40,000,000 shares authorized;
      15,267,820 and 15,051,929 shares issued and outstanding
      at June 30, 2001 (unaudited) and December 31, 2000,
      respectively                                                          41,071,000               40,741,000
    Common stock warrants                                                      615,000                  615,000
    Accumulated other comprehensive income (loss)                               (1,000)                  35,000
    Accumulated deficit                                                    (13,058,000)             (13,773,000)
                                                                          ------------             ------------
       Net shareholders' equity                                             28,627,000               27,618,000
                                                                          ------------             ------------
TOTAL                                                                     $ 33,710,000             $ 35,215,000
                                                                          ============             ============

See accompanying notes to consolidated financial statements.

                               I-FLOW CORPORATION
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended                        Six Months Ended
                                                                June 30,                                June 30,
                                                    -------------------------------         ---------------------------------
                                                       2001                2000                 2001                 2000
                                                    -----------         -----------         ------------         ------------
    Net revenues                                    $ 8,479,000         $ 7,740,000         $ 16,471,000         $ 15,207,000

Costs and expenses:
  Cost of sales                                       3,469,000           3,426,000            6,815,000            6,415,000
  Selling and marketing                               1,370,000           1,348,000            2,661,000            2,570,000
  General and administrative                          2,579,000           2,175,000            4,974,000            4,329,000
  Product development                                   321,000             298,000              689,000              619,000
                                                    -----------         -----------         ------------         ------------
    Total costs and expenses                          7,739,000           7,247,000           15,139,000           13,933,000

Operating income                                        740,000             493,000            1,332,000            1,274,000

Interest expense, net                                   (30,000)            (55,000)             (77,000)            (117,000)
Income taxes                                           (311,000)           (186,000)            (540,000)            (474,000)
                                                    -----------         -----------         ------------         ------------
Net income                                          $   399,000         $   252,000         $    715,000         $    683,000
                                                    ===========         ===========         ============         ============



Net income per share

     Basic                                          $      0.03         $      0.02         $       0.05         $       0.05
                                                    ===========         ===========         ============         ============
     Diluted                                        $      0.03         $      0.02         $       0.05         $       0.04
                                                    ===========         ===========         ============         ============

Comprehensive Operations:
     Net income                                     $   399,000         $   252,000         $    715,000         $    683,000
     Foreign currency translation adjustment             43,000             (32,000)              36,000               (8,000)
                                                    -----------         -----------         ------------         ------------
     Comprehensive income                           $   442,000         $   220,000         $    751,000         $    675,000
                                                    ===========         ===========         ============         ============

See accompanying notes to consolidated financial statements.

                               I-FLOW CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                          -----------------------------------
                                                                             2001                    2000
                                                                          -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $   715,000             $   683,000
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                             1,359,000               1,162,000
  Compensation expense related to stock option grants                         310,000                  28,000
  Change in allowance for doubtful accounts                                   148,000                  70,000
  Changes in operating assets and liabilities
   (net of acquisition assets and liabilities):
    Accounts receivable                                                     2,986,000              (1,790,000)
    Inventories                                                              (978,000)               (104,000)
    Prepaid expenses and other current assets                                (158,000)                (13,000)
    Accounts payable, accrued payroll and related
     expenses and other liabilities                                          (194,000)                (14,000)
                                                                          -----------             -----------
Net cash provided by operating activities                                   4,188,000                  22,000
                                                                          -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property acquisitions                                                      (842,000)             (1,473,000)
  Cash paid for acquisition                                                  (165,000)               (853,000)
  Change in other assets                                                     (295,000)               (105,000)
                                                                          -----------             -----------
Net cash used in investing activities                                      (1,302,000)             (2,431,000)
                                                                          -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from line of credit                              (500,000)                132,000
  Borrowings on long-term debt                                                     --                 516,000
  Principal payments on long-term debt                                     (1,836,000)             (1,079,000)
  Proceeds from exercise of stock options and warrants                         20,000                 352,000
                                                                          -----------             -----------
Net cash used in financing activities                                      (2,316,000)                (79,000)
                                                                          -----------             -----------
Effect of exchange rates on cash                                              (33,000)                 23,000
                                                                          -----------             -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          537,000              (2,465,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                    1,184,000               3,192,000
                                                                          -----------             -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 1,721,000             $   727,000
                                                                          ===========             ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                             $    90,000             $   120,000
                                                                          -----------             -----------
Income tax payments                                                       $    81,000             $   185,000
                                                                          -----------             -----------
Liabilities issued and assumed in connection with acquisition:
  Fair value of assets acquired (including intangibles)                   $   165,000             $ 1,911,000
  Cash outflows for business acquisition                                     (165,000)               (853,000)
  Common stock issued                                                              --                (750,000)
                                                                          -----------             -----------
Liabilities issued and assumed                                            $        --             $   308,000
                                                                          ===========             ===========


See accompanying notes to consolidated financial statements.

                               I-FLOW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation (the "Company") at June 30, 2001 and the results of its operations and its cash flows for the three and six-month periods ended June 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

        The financial statements included herein should be read in conjunction with the financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

        Certain amounts previously reported have been reclassified to conform with the presentation at June 30, 2001.

2.      INVENTORIES

        Inventories consisted of the following:

                                       June 30,            December 31,
                                           2001                    2000
                                    -----------             -----------
Raw Materials                       $ 3,554,000             $ 3,221,000
Work in Process                         393,000                 171,000
Finished Goods                        1,192,000                 769,000
                                    -----------             -----------

Total                               $ 5,139,000             $ 4,161,000
                                    -----------             -----------

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

        The following is a reconciliation between the number of shares used in the basic and diluted net income per share calculations:

                                                                        Three Months Ended            Six Months Ended
                                                                             June 30,                     June 30,
                                                                      ----------------------        ----------------------
        (Amounts in thousands)                                         2001           2000           2001           2000
                                                                      -------        -------        -------        -------
        Net income available to common shareholders                   $   399        $   252        $   715        $   683

        Basic net income per  share
          Weighted average number of common shares outstanding         15,249         15,015         15,154         14,952
          Effect of dilutive securities:
            Stock options                                                 393            757            430            821
                                                                      -------        -------        -------        -------
        Diluted net income  per share
          Weighted average number of common shares outstanding         15,642         15,772         15,584         15,773

        Potential common shares of 3,959,000 and 3,922,000 have been excluded from diluted weighted average common shares for the three and six-month periods ended June 30, 2001, respectively, as the effect would be anti-dilutive.

4.      BUSINESS SEGMENTS

        The Company operates in two business segments: manufacturing and marketing of medical infusion products and rentals of medical infusion pumps.

        Business segment information is as follows for the three and six-month periods ended June 30, 2001 and 2000:


                                         Manufacturing
                                              and
      (Amounts in thousands)               Marketing         Rentals       Consolidated
      ----------------------             -------------       -------       ------------
THREE MONTHS ENDED JUNE 30, 2001
Revenues                                     5,860             2,619             8,479
Operating income                               121               619               740
Assets                                      22,467            11,243            33,710

SIX MONTHS ENDED JUNE 30, 2001
Revenues                                    11,321             5,150            16,471
Operating income                               261             1,071             1,332
Assets                                      22,467            11,243            33,710

THREE MONTHS ENDED JUNE 30, 2000
Revenues                                     5,701             2,039             7,740
Operating income                               254               239               493
Assets                                      22,622            10,849            33,471

SIX MONTHS ENDED JUNE 30, 2000
Revenues                                    10,972             4,235            15,207
Operating income                               511               763             1,274
Assets                                      22,622            10,849            33,471

5.      ACQUISITION OF SPINAL SPECIALTIES, INC.

        On January 14, 2000, the Company acquired Spinal Specialties, Inc., a designer and manufacturer of custom spinal, epidural and nerve block infusion kits based in San Antonio, Texas, for $1.5 million. The purchase price included $584,000 in cash and 200,000 shares of I-Flow Corporation common stock with a fair value of $3.75 per share for a total stock value of approximately $750,000. An additional $165,000 of contingent purchase price was paid in cash in January 2001. The transaction was recorded using the purchase method of accounting and resulted in the recording of $1,905,000 in goodwill.

6.      NEW ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS No. 141), "Business Combinations," and Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather that amortize them. These standards will be adopted in fiscal 2002. The Company is currently evaluating the impact that these standards will have on its financial statements.

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

RESULTS OF OPERATIONS

        Net revenues during the three and six-month period ended June 30, 2001 were $8,479,000 and $16,471,000 compared to $7,740,000 and $15,207,000 for the same periods in the prior year, representing increases of 10% and 8%, respectively. In January 2000, the Company acquired a new subsidiary, Spinal Specialties, Inc., a designer and manufacturer of custom spinal, epidural and nerve block infusion kits based in San Antonio, Texas ("Spinal Specialties"). Product sales generated by Spinal Specialties of $719,000 and $1,280,000 were included in product sales for the three and six-month periods ended June 30, 2001 compared to $466,000 and $913,000 for the same periods in the prior year. The remaining increase in net revenues was in large part due to increased revenues from the Company's InfuSystem subsidiary, which increased by $580,000 and $915,000 for the three and six-month periods ended June 30, 2001 compared to the same periods in the prior year.

        The Company incurred cost of sales of $3,469,000 and $6,815,000 during the three and six-month periods ended June 30, 2001 compared to $3,426,000 and $6,415,000 in the prior year. This represents an increase of 1% and 6%, respectively. For the three and six month periods ended June 30, 2001, cost of sales as a percentage of product sales decreased mainly due to increased revenues at the Company's InfuSystem subsidiary with a higher average margin percentage.

        Selling and marketing expenses for the three and six-month periods ended June 30, 2001 increased over the same periods in the prior year by $22,000 or 2%, and $91,000 or 4%, respectively. As a percent of net product sales, selling and marketing expenses remained relatively unchanged compared to the same period in the prior year.

        General and administrative expenses for the three and six-month periods ended June 30, 2001 increased over the same periods in the prior year by $404,000 or 19% and $645,000 or 15%, respectively. For the three and six-month periods ended June 30, 2001 general and administrative expenses as a percent of net product sales increased by 2% for both periods. These increases were primarily due to increased investor relation expenses and professional fees related to the Company's reincorporation in Delaware, legal costs related to a lawsuit which was settled, consulting expense and compensation expense.

        Product development expenses for the three and six-month periods ended June 30, 2001 increased over the same periods in the prior year by $23,000 or 8% and $70,000 or 11%, respectively. These increases are due primarily to increased engineering project materials and consulting expense to develop new pain management products. The Company will continue to incur product development expenses as it continues its efforts to introduce new and improved technology and cost-efficient products into the market.


LIQUIDITY AND CAPITAL RESOURCES

        During the six-month period ended June 30, 2001, funds of $4,188,000 were provided by operating activities consisting of net income of $715,000 plus non-cash expenses of $1,808,000 plus net changes in operating assets and liabilities of $1,665,000. These changes in operating assets and liabilities consisted of: (1) a decrease in accounts receivable of $2,986,000, less (2) an increase in inventories of $969,000, (3) an increase in prepaid expenses and other current assets of $158,000 and (4) a decrease in accounts payable, accrued payroll and related expenses, and other liabilities of $194,000. The decrease in accounts receivable is substantially attributable to improved collections of receivables from Medicare and managed care companies by the Company's InfuSystem subsidiary.

        The Company used funds for investing activities during the six-month period ended June 30, 2001 aggregating $1,302,000, compared to $2,431,000 for the six-month period ended June 30, 2000 which included the acquisition of Spinal Specialties. The expenditures in the six months ended June 30, 2001 consisted of $842,000 for acquiring furniture, fixtures and equipment for use in the Company's operations, contingent purchase price consideration related to Spinal Specialties of $165,000 and an increase in other assets of $295,000.

        During the six-month period ended June 30, 2001, funds of $2,316,000 were used in financing activities consisting of $500,000 of repayments on the line of credit and $1,836,000 of payments on long-term debt, less $20,000 in proceeds from the exercise of stock options.

        As of June 30, 2001, the Company had cash and cash equivalents of $1,721,000 and net accounts receivables of $9,342,000. Management believes the Company's funds are sufficient to provide for its projected needs for operations for the next 12 months. However, the Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes.

NEW ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS No. 141), "Business Combinations," and Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather that amortize them. These standards will be adopted in fiscal 2002. The Company is currently evaluating the impact that these standards will have on its financial statements.

CHANGE IN STATE OF INCORPORATION

        On May 17, 2001, the Company's shareholders approved a proposal to change the state of incorporation of I-Flow Corporation from California to Delaware. On May 30, 2001 the Company incorporated a subsidiary of the same name in Delaware and merged the Company into the Delaware corporation effective July 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN CURRENCY

        The Company has a subsidiary operating in Mexico. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company does not believe that this foreign currency market risk is material.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

   Exhibit No.                               Exhibit
   -----------                               -------
        2.1     Merger Agreement by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation, dated July 27, 2001 (1)

        3.1 Certificate of Incorporation of I-Flow Corporation, a Delaware corporation (1)

        3.2     Bylaws of I-Flow Corporation, a Delaware Corporation (1)

        4.1     Specimen Common Stock Certificate

        4.2     Warrant Agreement between the Company and American Stock
                Transfer & Trust Company, as Warrant Agent, dated February 13,
                1990 (2)

        4.3 Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc. (3)

        10.1    1987-1988 Incentive Stock Option Plan and Non-Statutory Stock
                Option Plan Restated as of March 23, 1992 (4) *

        10.2    1992 Non-Employee Director Stock Option Plan (5) *

        10.3    License and Transfer Agreement with SoloPak Pharmaceuticals
                Inc., dated March 6, 1996 (6)

        10.4    1996 Stock Incentive Plan (7) *

        10.5    Agreement for Purchase and Sale of Assets dated as of July 3,
                1996 by and among I-Flow Corporation, Block Medical, Inc. and
                Hillenbrand Industries, Inc. (3)

        10.6    Lease Agreement between Industrial Developments International,
                Inc. as Landlord and I-Flow Corporation as Tenant dated April
                14, 1997 (8)

        10.7    Agreement and Plan of Merger by and among I-Flow Corporation,
                I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems
                II, Inc. and the Shareholders of Venture Medical, Inc. and
                InfuSystems II, Inc. (9)

        10.8    Loan and Security Agreement between Silicon Valley Bank and
                I-Flow Corporation dated September 28, 1995 (10)

        10.9    Amendment to Loan Agreement between Silicon Valley Bank and
                I-Flow Corporation dated March 2, 1998 (10)

        10.10   Agreement and Plan of Merger by and Among I-Flow Corporation,
                Spinal Acquisition Corp., Spinal Specialties, Inc. and the
                Shareholders of Spinal Specialties, Inc. dated January 13, 2000
                (11)

        10.11   I-Flow Corporation 2001 Equity Incentive Plan

        10.20   Employment Agreement with Donald M. Earhart dated May 16, 1990
                (12) *

        10.21 Amendment #1 to Employment Agreement with Donald M. Earhart dated June 21, 2001 *

        10.22   Promissory Note with Donald M. Earhart dated June 15, 2001

        10.23   Employment Agreement with James J. Dal Porto dated June 21, 2001
                *

        10.24   Employment Agreement with James R. Talevich dated June 30, 2000
                (13) *

        10.25   Change in Control Agreement with Donald M. Earhart dated June
                21, 2001 *

        10.26   Change in Control Agreement with James J. Dal Porto dated June
                21, 2001 *

        10.27   Change in Control Agreement with James R. Talevich dated June
                21, 2001 *

(1) Incorporated by reference to exhibit with this title filed with the Company's Current Report on Form 8-K on August 3, 2001.

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

        (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2001


----------

    * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        Date  August 14, 2001               /s/Donald M. Earhart
            ------------------------        ------------------------------------
                                            Donald M. Earhart,
                                            Chairman, President and CEO
                                            (As Duly Authorized Officer)


        Date August 14, 2001                /s/James R. Talevich
            ------------------------        ------------------------------------
                                            James R. Talevich
                                            Chief Financial Officer
                                            (As Principal Financial Officer)

                                INDEX TO EXHIBITS

        Set forth below is a list of the exhibits included or incorporated by reference as part of this report:

   Exhibit No.                               Exhibit
   -----------                               -------
        2.1     Merger Agreement by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation, dated July 27, 2001 (1)

        3.1 Certificate of Incorporation of I-Flow Corporation, a Delaware corporation (1)

        3.2     Bylaws of I-Flow Corporation, a Delaware Corporation (1)

        4.1     Specimen Common Stock Certificate

        4.2     Warrant Agreement between the Company and American Stock
                Transfer & Trust Company, as Warrant Agent, dated February 13,
                1990 (2)

        4.3 Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc. (3)

        10.1    1987-1988 Incentive Stock Option Plan and Non-Statutory Stock
                Option Plan Restated as of March 23, 1992 (4) *

        10.2    1992 Non-Employee Director Stock Option Plan (5) *

        10.3    License and Transfer Agreement with SoloPak Pharmaceuticals
                Inc., dated March 6, 1996 (6)

        10.4    1996 Stock Incentive Plan (7) *

        10.5    Agreement for Purchase and Sale of Assets dated as of July 3,
                1996 by and among I-Flow Corporation, Block Medical, Inc. and
                Hillenbrand Industries, Inc. (3)

        10.6    Lease Agreement between Industrial Developments International,
                Inc. as Landlord and I-Flow Corporation as Tenant dated April
                14, 1997 (8)

        10.7    Agreement and Plan of Merger by and among I-Flow Corporation,
                I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems
                II, Inc. and the Shareholders of Venture Medical, Inc. and
                InfuSystems II, Inc. (9)

        10.8    Loan and Security Agreement between Silicon Valley Bank and
                I-Flow Corporation dated September 28, 1995 (10)

        10.9    Amendment to Loan Agreement between Silicon Valley Bank and
                I-Flow Corporation dated March 2, 1998 (10)

        10.10   Agreement and Plan of Merger by and Among I-Flow Corporation,
                Spinal Acquisition Corp., Spinal Specialties, Inc. and the
                Shareholders of Spinal Specialties, Inc. dated January 13, 2000
                (11)

        10.11   I-Flow Corporation 2001 Equity Incentive Plan

        10.20   Employment Agreement with Donald M. Earhart dated May 16, 1990
                (12) *

        10.21 Amendment #1 to Employment Agreement with Donald M. Earhart dated June 21, 2001 *

        10.22   Promissory Note with Donald M. Earhart dated June 15, 2001

        10.23   Employment Agreement with James J. Dal Porto dated June 21, 2001
                *

        10.24   Employment Agreement with James R. Talevich dated June 30, 2000
                (13) *

        10.25   Change in Control Agreement with Donald M. Earhart dated June
                21, 2001 *

        10.26   Change in Control Agreement with James J. Dal Porto dated June
                21, 2001 *

        10.27   Change in Control Agreement with James R. Talevich dated June
                21, 2001 *

(1) Incorporated by reference to exhibit with this title filed with the Company's Current Report on Form 8-K on August 3, 2001.

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

        (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended June 30, 2001

----------

   * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.