Form 10-Q
period 2001-09-30
I FLOW CORP /CA/
filed 2001-11-13
CIK 857728

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended           September 30, 2001
                                      ------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                    to
                                       ------------------    ------------------

                      Commission file number:   0-18338
                                             -------------

                               I-Flow Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                            33-0121984
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

20202 Windrow Drive, Lake Forest, CA                              92630
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


        As of November 7, 2001 there were 15,315,598 shares outstanding of common stock.

                               I-FLOW CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS


                                                                                    Page
                                                                                    ----
Part I:    Financial Information

     Item 1.  Financial Statements

          Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
              and December 31, 2000                                                   3

          Consolidated Statements of Operations and Comprehensive Operations
              for the three and nine-month periods ended September 30, 2001
              and 2000 (Unaudited)                                                    4

          Consolidated Statements of Cash Flows for the nine-month periods
              ended September 30, 2001 and 2000 (Unaudited)                           5

          Notes to Consolidated Financial Statements (Unaudited)                      6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                           9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk             12

Part II:  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                       13

Signatures                                                                           15

                               I-FLOW CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                   September 30,     December 31,
                                                                       2001              2000
                                                                   -------------     ------------
                                                                    (Unaudited)        (Audited)
ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                                      $  2,025,000      $  1,184,000
    Accounts receivable, net                                          8,986,000        12,487,000
    Inventories, net                                                  6,702,000         4,161,000
    Prepaid expenses and other current assets                           458,000           360,000
    Deferred taxes                                                    2,543,000         2,543,000
                                                                   ------------      ------------
       Total current assets                                          20,714,000        20,735,000
                                                                   ------------      ------------


    Property, net                                                     4,761,000         4,591,000
    Goodwill and other intangibles, net                               7,187,000         7,641,000
    Notes receivable and other non current assets                       155,000            11,000
    Deferred taxes                                                    2,237,000         2,237,000
                                                                   ------------      ------------
TOTAL                                                              $ 35,054,000      $ 35,215,000
                                                                   ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                               $  2,598,000      $  2,673,000
    Accrued payroll and related expenses                              1,563,000         1,482,000
    Income taxes payable                                              1,255,000           644,000
    Current portion of long-term debt                                   202,000           976,000
    Borrowings under line-of-credit                                          --           500,000
    Other liabilities                                                    19,000            19,000
                                                                   ------------      ------------
       Total current liabilities                                      5,637,000         6,294,000
                                                                   ------------      ------------

LONG-TERM DEBT, net of current portion                                  171,000         1,303,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock - no par value; 5,000,000 shares
      authorized; no shares issued and outstanding at
      September 30, 2001 (unaudited) and December 31, 2000,
      respectively                                                           --                --
    Common stock - no par value; 40,000,000 shares
      authorized; 15,310,056 and 15,051,929 shares
      issued and outstanding at September 30, 2001 (unaudited)
      and December 31, 2000, respectively                            41,920,000        41,356,000
    Accumulated other comprehensive income (loss)                       (27,000)           35,000
    Accumulated deficit                                             (12,647,000)      (13,773,000)
                                                                   ------------      ------------
       Net shareholders' equity                                      29,246,000        27,618,000
                                                                   ------------      ------------
TOTAL                                                              $ 35,054,000      $ 35,215,000
                                                                   ============      ============


See accompanying notes to consolidated financial statements.

                               I-FLOW CORPORATION
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                                 ------------------------------     ------------------------------
                                                     2001              2000             2001              2000
                                                 ------------      ------------     ------------      ------------
    Net revenues                                 $  7,991,000      $  7,371,000     $ 24,462,000      $ 22,578,000

Costs and expenses:
  Cost of sales                                     3,303,000         3,311,000       10,118,000         9,726,000
  Selling and marketing                             1,199,000         1,321,000        3,860,000         3,891,000
  General and administrative                        2,424,000         1,973,000        7,398,000         6,302,000
  Product development                                 305,000           285,000          994,000           904,000
                                                 ------------      ------------     ------------      ------------
    Total costs and expenses                        7,231,000         6,890,000       22,370,000        20,823,000

Operating income                                      760,000           481,000        2,092,000         1,755,000
Interest expense (income), net                        (28,000)           47,000           49,000           164,000
Income taxes                                          377,000           176,000          917,000           650,000
                                                 ------------      ------------     ------------      ------------
Net income                                       $    411,000      $    258,000     $  1,126,000      $    941,000
                                                 ============      ============     ============      ============


Net income per share

     Basic                                       $       0.03      $       0.02     $       0.07      $       0.06
                                                 ============      ============     ============      ============
     Diluted                                     $       0.03      $       0.02     $       0.07      $       0.06
                                                 ============      ============     ============      ============

Comprehensive Operations:
     Net income                                  $    411,000      $    258,000     $  1,126,000      $    941,000
     Foreign currency translation adjustment          (26,000)           30,000          (62,000)           21,000
                                                 ------------      ------------     ------------      ------------
     Comprehensive income                        $    385,000      $    288,000     $  1,064,000      $    962,000
                                                 ============      ============     ============      ============


See accompanying notes to consolidated financial statements.

                               I-FLOW CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                      ----------------------------
                                                                         2001             2000
                                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                            $ 1,126,000      $   941,000
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                         2,010,000        1,949,000
  Compensation expense related to stock option grants                     465,000           60,000
  Change in allowance for doubtful accounts                                77,000          194,000
  Changes in operating assets and liabilities (net of acquisition assets and liabilities):
    Accounts receivable                                                 3,416,000       (1,457,000)
    Inventories                                                        (2,541,000)        (418,000)
    Prepaid expenses and other current assets                             (93,000)          26,000
    Accounts payable, accrued payroll and related expenses and
      other liabilities                                                   626,000          474,000
                                                                      -----------      -----------
Net cash provided by operating activities                               5,086,000        1,769,000
                                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property acquisitions                                                (1,360,000)      (1,985,000)
  Cash paid for acquisition                                              (165,000)        (853,000)
  Change in other assets                                                 (347,000)        (454,000)
                                                                      -----------      -----------
Net cash used in investing activities                                  (1,872,000)      (3,292,000)
                                                                      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from line of credit                          (500,000)         527,000
  Borrowings on long-term debt                                                 --          859,000
  Principal payments on long-term debt                                 (1,906,000)      (1,427,000)
  Proceeds from exercise of stock options and warrants                     99,000          400,000
                                                                      -----------      -----------
Net cash (used in) provided by financing activities                    (2,307,000)         359,000
                                                                      -----------      -----------

Effect of exchange rates on cash                                          (66,000)          19,000
                                                                      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      841,000       (1,145,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1,184,000        3,192,000
                                                                      -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 2,025,000      $ 2,047,000
                                                                      ===========      ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                         $    92,000      $   181,000
                                                                      -----------      -----------
Income tax payments                                                   $   321,000      $   195,000
                                                                      -----------      -----------
Liabilities issued and assumed in connection with acquisition:
  Fair value of assets acquired (including intangibles)               $   165,000      $ 1,911,000
  Cash outflows for business acquisition                                 (165,000)        (853,000)
  Common stock issued                                                          --         (750,000)
                                                                      -----------      -----------
Liabilities issued and assumed                                        $        --      $   308,000
                                                                      ===========      ===========


See accompanying notes to consolidated financial statements.

                               I-FLOW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation (the "Company") at September 30, 2001 and the results of its operations and its cash flows for the three and nine-month periods ended September 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

        The financial statements included herein should be read in conjunction with the financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

        Certain amounts previously reported have been reclassified to conform with the presentation at September 30, 2001.

2.      INVENTORIES

        Inventories consisted of the following:

                                              September 30,      December 31,
                                                  2001               2000
        ---------------------------------------------------------------------
             Raw Materials                      $4,502,000        $3,221,000
             Work in Process                       706,000           171,000
             Finished Goods                      1,494,000           769,000
        ---------------------------------------------------------------------

             Total                              $6,702,000        $4,161,000
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

        The following is a reconciliation between the number of shares used in the basic and diluted net income per share calculations:

                                                                   Three Months Ended       Nine Months Ended
                                                                      September 30,           September 30,
        ------------------------------------------------------------------------------------------------------
        (Amounts in thousands)                                      2001        2000        2001        2000
        ------------------------------------------------------------------------------------------------------
        Net income available to common shareholders                $   411     $   258     $ 1,126     $   941
        ------------------------------------------------------------------------------------------------------

        Basic net income per share
          Weighted average number of common shares outstanding      15,293      15,039      15,200      14,981
          Effect of dilutive securities:
            Stock options                                              663         585         498         738
        ------------------------------------------------------------------------------------------------------
        Diluted net income per share
          Weighted average number of common shares outstanding      15,956      15,624      15,698      15,719
        ------------------------------------------------------------------------------------------------------

        Potential common shares of 3,574,000 and 3,739,000 have been excluded from diluted weighted average common shares for the three and nine-month periods ended September 30, 2001, respectively, as the effect would be anti-dilutive.

4.      BUSINESS SEGMENTS

        The Company operates in two business segments: manufacturing and marketing of medical infusion products and rentals of medical infusion pumps.

        Business segment information is as follows for the three and nine-month periods ended September 30, 2001 and 2000:


                                                Manufacturing
                (Amounts in thousands)          and Marketing   Rentals    Consolidated
        -------------------------------------------------------------------------------
        THREE MONTHS ENDED SEPTEMBER 30, 2001
        Revenues                                     5,518         2,473        7,991
        Operating income                               323           437          760
        Assets                                      23,871        11,183       35,054

        NINE MONTHS ENDED SEPTEMBER 30, 2001
        Revenues                                    16,839         7,623       24,462
        Operating income                               584         1,508        2,092
        Assets                                      23,871        11,183       35,054

        THREE MONTHS ENDED SEPTEMBER 30, 2000
        Revenues                                     5,240         2,131        7,371
        Operating income (loss)                        (15)          496          481
        Assets                                      23,495        11,200       34,695

        NINE MONTHS ENDED SEPTEMBER 30, 2000
        Revenues                                    16,212         6,366       22,578
        Operating income                               496         1,259        1,755
        Assets                                      23,495        11,200       34,695
        -------------------------------------------------------------------------------

5.      ACQUISITION OF SPINAL SPECIALTIES, INC.

        On January 14, 2000, the Company acquired Spinal Specialties, Inc., a designer and manufacturer of custom spinal, epidural and nerve block infusion kits based in San Antonio, Texas, for $1.5 million. The purchase price included $584,000 in cash and 200,000 shares of Company common stock with a fair value of $3.75 per share for a total stock value of approximately $750,000. An additional $165,000 of contingent purchase price was paid in cash in January 2001. The transaction was recorded using the purchase method of accounting and resulted in the recording of $1,905,000 in goodwill.

6.      NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Standards Board ("FASB") issued two new pronouncements - SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and eliminates the pooling-of-interest method for business combinations initiated after June 30, 2001. SFAS No. 142 provides for, among other things, the discontinuance of goodwill amortization, the reassessment of the useful lives for existing recognized intangibles, the potential reclassification of amounts between recognized intangibles and goodwill, and new requirements for the impairment of goodwill. The standard is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS No. 141 and SFAS No. 142 and has not adopted such provisions in its September 30, 2001 financial statements.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

        Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This new statement supersedes certain aspects of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied within those fiscal years. The Company has not yet determined what effects this statement will have on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain disclosures made by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature, such as comments that express the Company's opinions about trends and factors that may impact future operating results. Disclosures that use words such as the Company "believes," "anticipates," or "expects" or use similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ from those expected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in its periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission that seek to advise interested parties of the risks and other factors that affect the Company's business. The risks affecting the Company's business include reliance on the clinical and commercial acceptance of the Company's products, the ability to penetrate hospital accounts, the health care reimbursement system in place now and in the future, competition in the industry, demand in foreign countries, foreign currency risks, customer credit risks, technological changes and product availability. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

RESULTS OF OPERATIONS

        Net revenues during the three and nine-month periods ended September 30, 2001 were $7,991,000 and $24,462,000 compared to $7,371,000 and
        $22,578,000 for the same periods in the prior year, representing an increase of 8% for both periods. In January 2000, the Company acquired a new subsidiary, Spinal Specialties, Inc., a designer and manufacturer of custom spinal, epidural and nerve block infusion kits based in San Antonio, Texas. Product sales generated by Spinal Specialties of $702,000 and $1,981,000 were included in product sales for the three and nine-month periods ended September 30, 2001 compared to $465,000 and $1,377,000 for the same periods in the prior year. The remaining increase in net revenues was in large part due to increased revenues from the Company's rental operations, which increased by $342,000 and $1,257,000 for the three and nine-month periods ended September 30, 2001 compared to the same periods in the prior year.

        The Company incurred cost of sales of $3,303,000 and $10,118,000 during the three and nine-month periods ended September 30, 2001 compared to $3,311,000 and $9,726,000 in the prior year, representing a diminimus increase for the three month period and a 4% increase for the nine-month period. For the three and nine month periods ended September 30, 2001, cost of sales as a percentage of net sales decreased mainly due to increased revenues from the Company's rental operations which generate a higher average gross margin percentage.

        Selling and marketing expenses for the three and nine-month periods ended September 30, 2001 decreased over the same periods in the prior year by $122,000, or 9%, and $31,000, or 1%, respectively. As a percent of net product sales, selling and marketing expenses decreased compared to the three and nine-month periods ended September 30, 2000 due to reduced outside commissions and travel expenses.

        General and administrative expenses for the three and nine-month periods ended September 30, 2001 increased over the same periods in the prior year by $451,000, or 23% and $1,096,000, or 17%, respectively. For the three and nine-month periods ended September 30, 2001 general and administrative expenses as a percent of net sales increased by 3% and 2%, respectively. These increases were primarily due to increased investor relation expenses and professional fees related to the Company's reincorporation in Delaware, legal costs related to a lawsuit which was settled, consulting expense and compensation expense.

        Product development expenses for the three and nine-month periods ended September 30, 2001 increased over the same periods in the prior year by $20,000, or 7%, and $90,000, or 10%, respectively. These increases are due primarily to increased engineering project materials and consulting expense to develop new pain management products. The Company will continue to incur product development expenses as it continues its efforts to introduce new and improved technology and cost-efficient products into the market.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine-month period ended September 30, 2001, funds of $5,086,000 were provided by operating activities consisting of net income of $1,126,000 plus non-cash expenses of $2,552,000 plus net changes in operating assets and liabilities of $1,609,000. These changes in operating assets and liabilities consisted of: (1) a decrease in accounts receivable of $3,416,000, less (2) an increase in inventories of $2,541,000 and an increase in prepaid expenses and other current assets of $93,000, plus (3) an increase in accounts payable, accrued payroll and related expenses, and other liabilities of $626,000. The decrease in accounts receivable is substantially attributable to improved collections of receivables from Medicare and managed care companies by the Company's InfuSystem subsidiary.

        The Company used funds for investing activities during the nine-month period ended September 30, 2001 aggregating $1,872,000, compared to $3,292,000 for the nine-month period ended September 30, 2000 which included the acquisition of Spinal Specialties. The expenditures in the nine months ended September 30, 2001 consisted of $1,360,000 for acquiring furniture, fixtures and equipment for use in the Company's operations, contingent purchase price consideration related to Spinal Specialties of $165,000 and an increase in other assets of $347,000.

        During the nine-month period ended September 30, 2001, funds of $2,307,000 were used in financing activities consisting of $500,000 of repayments on the line of credit and $1,906,000 of payments on long-term debt, less $99,000 in proceeds from the exercise of stock options.

        As of September 30, 2001, the Company had cash and cash equivalents of $2,025,000 and net accounts receivable of $8,986,000. Management believes the Company's funds are sufficient to provide for its projected needs for operations for the next 12 months. However, the Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued two new pronouncements - SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and eliminates the pooling-of-interest method for business combinations initiated after June 30, 2001. SFAS No. 142 provides for, among other things, the discontinuance of goodwill amortization, the reassessment of the useful lives for existing recognized intangibles, the potential reclassification of amounts between recognized intangibles and goodwill, and new requirements for the impairment of goodwill. The standard is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS No. 141 and SFAS No. 142 and has not adopted such provisions in its September 30, 2001 financial statements.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

        Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This new statement supersedes certain aspects of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied within those fiscal years. The Company has not yet determined what effects this statement will have on its financial statements.

CHANGE IN STATE OF INCORPORATION

        On May 17, 2001, the Company's shareholders approved a proposal to change the state of incorporation of I-Flow Corporation from California to Delaware. On July 30, 2001, the Company merged into a wholly owned subsidiary incorporated in Delaware to become a Delaware corporation.

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

   3.1              Certificate of Incorporation of I-Flow Corporation, a
                    Delaware corporation (1)

   3.2              Bylaws of I-Flow Corporation, a Delaware Corporation (1)

   4.1              Specimen Common Stock Certificate (2)

   4.2              Warrant Agreement between the Company and American Stock
                    Transfer & Trust Company, as Warrant Agent, dated February
                    13, 1990 (3)

   4.3 Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc. (4)

   10.1             1987-1988 Incentive Stock Option Plan and Non-Statutory
                    Stock Option Plan Restated as of March 23, 1992 (5) *

   10.2             1992 Non-Employee Director Stock Option Plan (6) *

   10.3             License and Transfer Agreement with SoloPak Pharmaceuticals
                    Inc., dated March 6, 1996 (7)

   10.4             1996 Stock Incentive Plan (8) *

   10.5             Agreement for Purchase and Sale of Assets dated as of July
                    3, 1996 by and among I-Flow Corporation, Block Medical, Inc.
                    and Hillenbrand Industries, Inc. (4)

   10.6             Lease Agreement between Industrial Developments
                    International, Inc. as Landlord and I-Flow Corporation as
                    Tenant dated April 14, 1997 (9)

   10.7             Agreement and Plan of Merger by and among I-Flow
                    Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems II, Inc. and the Shareholders of Venture
                    Medical, Inc. and InfuSystems II, Inc. (10)

   10.8             Loan and Security Agreement between Silicon Valley Bank and
                    I-Flow Corporation dated September 28, 1995 (11)

   10.9             Amendment to Loan Agreement between Silicon Valley Bank and
                    I-Flow Corporation dated March 2, 1998 (11)

   10.10            Agreement and Plan of Merger by and Among I-Flow
                    Corporation, Spinal Acquisition Corp., Spinal Specialties,
                    Inc. and the Shareholders of Spinal Specialties, Inc. dated
                    January 13, 2000 (12)

   10.11            I-Flow Corporation 2001 Equity Incentive Plan (2) *

   10.20            Employment Agreement with Donald M. Earhart dated May 16,
                    1990 (13) *

   10.21 Amendment #1 to Employment Agreement with Donald M. Earhart dated June 21, 2001 (2)*

   10.22            Promissory Note with Donald M. Earhart dated June 15, 2001
                    (2)

   10.23            Ammended and Restated Employment Agreement with James J. Dal
                    Porto dated June 21, 2001 (2) *

   10.24            Employment Agreement with James R. Talevich dated June 30,
                    2000 (14) *

   10.25            Agreement Re: Change in Control with Donald M. Earhart dated
                    June 21, 2001 (2) *

   10.26 Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (2) *

   10.27            Agreement Re: Change in Control with James R. Talevich dated
                    June 21, 2001 (2) *

--------

    * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

    (1) Incorporated by reference to exhibit with this title filed with the Company's Current Report on Form 8-K on August 3, 2001.

    (2) Incorporated by reference to exhibit with this title filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

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

               (b) Reports on Form 8-K. On August 3, 2001, the Company filed a report on Form 8-K to report that it had merged into a wholly owned subsidiary to become a Delaware corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:     November 13, 2001             /s/ Donald M. Earhart
     ---------------------------        ----------------------------------------
                                        Donald M. Earhart,
                                        Chairman, President and Chief Executive
                                        Officer (As Duly Authorized Officer)




Date:     November 13, 2001             /s/ James R. Talevich
     ---------------------------        ----------------------------------------
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

   3.1              Certificate of Incorporation of I-Flow Corporation, a
                    Delaware corporation (1)

   3.2              Bylaws of I-Flow Corporation, a Delaware Corporation (1)

   4.1              Specimen Common Stock Certificate (2)

   4.2              Warrant Agreement between the Company and American Stock
                    Transfer & Trust Company, as Warrant Agent, dated February
                    13, 1990 (3)

   4.3 Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc. (4)

   10.1             1987-1988 Incentive Stock Option Plan and Non-Statutory
                    Stock Option Plan Restated as of March 23, 1992 (5) *

   10.2             1992 Non-Employee Director Stock Option Plan (6) *

   10.3             License and Transfer Agreement with SoloPak Pharmaceuticals
                    Inc., dated March 6, 1996 (7)

   10.4             1996 Stock Incentive Plan (8) *

   10.5             Agreement for Purchase and Sale of Assets dated as of July
                    3, 1996 by and among I-Flow Corporation, Block Medical, Inc.
                    and Hillenbrand Industries, Inc. (4)

   10.6             Lease Agreement between Industrial Developments
                    International, Inc. as Landlord and I-Flow Corporation as
                    Tenant dated April 14, 1997 (9)

   10.7             Agreement and Plan of Merger by and among I-Flow
                    Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems II, Inc. and the Shareholders of Venture
                    Medical, Inc. and InfuSystems II, Inc. (10)

   10.8             Loan and Security Agreement between Silicon Valley Bank and
                    I-Flow Corporation dated September 28, 1995 (11)

   10.9             Amendment to Loan Agreement between Silicon Valley Bank and
                    I-Flow Corporation dated March 2, 1998 (11)

   10.10            Agreement and Plan of Merger by and Among I-Flow
                    Corporation, Spinal Acquisition Corp., Spinal Specialties,
                    Inc. and the Shareholders of Spinal Specialties, Inc. dated
                    January 13, 2000 (12)

   10.11            I-Flow Corporation 2001 Equity Incentive Plan (2) *

   10.20            Employment Agreement with Donald M. Earhart dated May 16,
                    1990 (13) *

   10.21 Amendment #1 to Employment Agreement with Donald M. Earhart dated June 21, 2001 (2)*

   10.22            Promissory Note with Donald M. Earhart dated June 15, 2001
                    (2)

   10.23            Ammended and Restated Employment Agreement with James J. Dal
                    Porto dated June 21, 2001 (2) *

   10.24            Employment Agreement with James R. Talevich dated June 30,
                    2000 (14) *

   10.25            Agreement Re: Change in Control with Donald M. Earhart dated
                    June 21, 2001 (2) *

   10.26 Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (2) *

   10.27            Agreement Re: Change in Control with James R. Talevich dated
                    June 21, 2001 (2) *

--------

     * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

    (1) Incorporated by reference to exhibit with this title filed with the Company's Current Report on Form 8-K on August 3, 2001.

    (2) Incorporated by reference to exhibit with this title filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

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