Form 10-K405
period 2001-12-31
I FLOW CORP /DE/
filed 2002-04-01
CIK 857728

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 0-18338

I-FLOW CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0121984

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

20202 Windrow Drive, Lake Forest, CA	92630

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 206-2700

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 13,970,333 shares of voting common stock of the registrant held by non-affiliates of the registrant on March 8, 2002, based on the last sale price of such stock on the Nasdaq Small Cap Market on such date, was $43,447,736.

Registrant’s outstanding stock as of March 8, 2002 was 15,356,944 shares of Common Stock.

Information required by Part III of this Report on Form 10-K is incorporated by reference to portions of the Registrant’s Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s year ended December 31, 2001.

PART I

Item 1. BUSINESS

The Company

I-Flow Corporation (the “Company” or “I-Flow”) designs, develops, manufactures and markets technically advanced, low-cost ambulatory drug delivery systems that seek to redefine the standard of care by providing life enhancing, cost effective solutions for pain management and infusion therapy. The Company’s products are used both in hospitals and alternate site settings, including free-standing surgery centers and physicians’ offices.

Since its beginnings in 1985, I-Flow Corporation has established a reputation in the medical and health care industry as an innovator in pain management and drug delivery technology. Through product innovation and strategic acquisitions, the Company has emerged as a leader in pain management, offering highly effective therapies for physicians and their patients. I-Flow’s suite of pain management products provides reliable and simple regional anesthesia techniques that eliminate many of the side effects customarily associated with narcotics and general anesthesia. Patients generally recover more rapidly after surgery, which results in shorter hospital stays and reduced costs.

I-Flow currently manufactures a line of compact, portable infusion pumps, catheters, needles and pain kits that administer medication directly to the wound site as well as administer local anesthetics, chemotherapies, antibiotics, diagnostic agents, nutritional supplements and other medications. The Company has continued to introduce reliable, lightweight, portable infusion pumps enabling patients to live ambulatory and, therefore, more productive lifestyles. I-Flow sells and distributes its products throughout the United States, Canada, Europe, Asia, Mexico, Brazil, Australia, New Zealand and the Middle East. InfuSystem, Inc., a wholly owned subsidiary, is primarily engaged in the rental of infusion pumps on a month-to-month basis for the cancer infusion therapy market. Spinal Specialties, Inc., a wholly owned subsidiary of I-Flow Corporation, is primarily engaged in the manufacturing and marketing of custom regional anesthesia kits with expanded capabilities in interventional radiology products.

The Company was incorporated in the State of California in July 1985. On July 30, 2001 the Company changed its state of incorporation to Delaware by merging into a wholly owned subsidiary incorporated in Delaware. The Company’s corporate offices are located at 20202 Windrow Drive, Lake Forest, California 92630. The telephone number is (949) 206-2700 and its web site is located at www.i-flowcorp.com.

Acquisitions

On February 11, 1998, the Company acquired all of the outstanding stock of InfuSystems II, Inc. and Venture Medical, Inc. (collectively referred to as “InfuSystem”). InfuSystem is a leading ambulatory infusion pump management provider based in Madison Heights, Michigan. By delivering ambulatory pumps and the related disposables from a variety of manufacturers to private medical practices and clinics across the country, InfuSystem uses a distinctive approach to service the cancer infusion therapy market.

On January 14, 2000, the Company acquired all of the outstanding stock of Spinal Specialties, Inc. (“Spinal Specialties”), a designer and manufacturer of custom spinal, epidural and nerve block infusion kits based in San Antonio, Texas. Spinal Specialties provides a line of custom disposable products for chronic and acute pain management, that are tailored to the specific needs of the hospital, anesthesiologist and pain clinic.

The Products

I-Flow offers the health care professional an array of cost-effective drug delivery devices designed to meet the needs of today’s managed care environment both in the hospital and alternate site settings. The I-Flow family of products is focused on three primary market segments — Regional Anesthesia, IV Infusion Therapy and Oncology Infusion Services.

Regional Anesthesia

Chronic Pain Kits

This product line resulted from I-Flow’s acquisition of Spinal Specialties, and it includes custom spinal, epidural, discogram and nerve block kits. These disposable products for chronic pain management are tailored to the specific needs of the anesthesiologist, hospital and pain management clinic. The spinal tray line can be combined with I-Flow’s infusion systems to create new products for managing acute and chronic pain.

Acute Pain Kits

The Acute Pain Kit product line includes the ON-Q® Pain Management System, PainBuster® Pain Management System and C-blocTM Continuous Nerve Block System. I-Flow’s ON-Q and PainBuster Systems offer continuous wound site pain management, considered one of the most ideal treatments for post-operative pain. This approach represents a significant improvement over traditional methods of post-operative pain management. Since fewer narcotics are used, there are fewer side effects. I-Flow’s C-bloc technology combines the advantages of a custom nerve block kit with the added feature of a disposable infusion pump. Recent studies have shown that C-bloc, when used for continuous nerve block applications, significantly reduced pain scores and the use of narcotics for pain control following shoulder surgeries.

The Company’s SoakerTM Catheters (2.5” and 5” versions) were granted U.S. Food and Drug Administration permission for use for pain management of large surgical incisions in November 1999 and March 2000, respectively. The Soaker Catheter, which attaches to I-Flow’s diverse line of infusion systems, provides a continuous, even infusion of a non-narcotic, local anesthetic directly along incisions for post-operative pain management.

IV Infusion Therapy

Elastomerics

I-Flow’s product line of elastomeric pumps delivers medication from an elastic “balloon” that does not rely on gravity for proper delivery. These pumps are small enough to fit into a patient’s pocket or be clipped to a patient’s clothing. These characteristics provide patients with better mobility and a quicker transition to rehabilitation. This easy-to-use technology provides the health care professional with a device that is both safe and simple enough for patients to use for self-administration of medication. The Company’s elastomeric line of products can be used for pain management medications, antibiotics or other medications. Elastomeric products include the patented Homepump Eclipse®, Homepump Eclipse “C“Series and One-Step KVO™.

Syringe Delivery Systems

I-Flow’s Syringe Delivery Systems are designed to provide accurate intravenous push delivery from a syringe. The systems are cost-effective for both single and multiple doses and provide health care professionals with a safe and accurate alternative to gravity or IV push methods with a relatively easy learning curve for patients. I-Flow’s products in this class include the Medi-SIS 20™ and Medi-SIS 60™ Syringe Infusion Systems.

Non-Electric IV Bag Delivery Systems

I-Flow’s non-electric products provide a safe and easy-to-use system for controlled infusion. Pumps in this category are drug delivery systems consisting of a reusable mechanical infuser and specially designed administration sets. They can provide precise delivery of medications requiring slow and continuous infusions. I-Flow’s products in this class include the Paragon® and Sidekick® ambulatory infusion pumps and the Rely-A-Flow® Gravity Set.

Electronic Pumps

The Company’s products include I-Flow VIP™, which can be used with VOICELINK® Remote Programming System. The VOICELINK System enables caregivers to monitor and program the devices for their patients with just a touch-tone phone. It is designed to provide accurate and safe remote programming and delivery of four individual protocols regardless of complexity.

Oncology Infusion Services

InfuSystem provides ambulatory infusion pump systems and supplies to oncology offices and clinics for chemotherapy. Pumps from a variety of manufacturers are offered to customers primarily on a rental basis. The Company’s revenues are primarily derived from billings to third party insurers.

The Markets

The Company participates in three market segments: Regional Anesthesia, IV Infusion Therapy, and Oncology Infusion Services. Over the last three years, I-Flow significantly expanded its product line and distribution capabilities to establish itself as a leading participant in the regional anesthesia arena. Management believes that this expansion, coupled with the Company’s innovations in pain management and infusion technologies, has placed I-Flow in a strong position for future potential growth. The Company operates in two business segments: manufacturing and marketing of medical infusion pumps and rentals of medical infusion pumps. The rental business segment principally consists of the activities of InfuSystem, Inc. within the oncology infusion services market segment. See Note 10 in Notes to Consolidated Financial Statements.

The hospital market for I-Flow’s simple, portable regional anesthesia technologies is currently virtually untapped. There are more than 50 million operative procedures performed in the U.S. every year. I-Flow estimates that its ON-Q® and PainBuster® systems could be used in at least 12 million of those procedures. The Company also believes that the product lines of Spinal Specialties can be potentially used in nearly all of the approximate 4 million live births per year in the U.S.

The alternate site health care industry has supported the need for ambulatory infusion devices. An ambulatory pump enables a patient to leave the hospital earlier, making it very attractive to cost-conscious hospitals and to patients who favor home treatment. I-Flow’s sales in the IV Infusion Therapy market include the Company’s intravenous elastomeric pumps, mechanical infusion devices and electronic infusion pumps and disposables.

The Company participates in the Oncology Infusion Services market through the activities of InfuSystem which provides infusion pump rentals and related disposable products, primarily for chemotherapy.

The following table sets forth a summary of the Company’s revenues by market segment, excluding a $2,000,000 license fee received in 1999, expressed as percentages of the total net revenues:

Revenues by Market Segment	2001	2000	1999

Regional Anesthesia	25%	26%	21%
IV Infusion Therapy	44%	48%	48%
Oncology Infusion Services	31%	26%	31%

Competition

The drug infusion industry is highly competitive. The Company competes in this market based on price, service and product performance. Some of the competitors have significantly greater resources than the Company for research and development, manufacturing and marketing. As a result they may be better able to compete for market share, even in areas in which the Company’s products may be superior. The industry is subject to technological changes and there can be no assurance that the Company will be able to maintain any existing technological advantage long enough to establish its products and to sustain profitability.

The number of current competitors and the Company’s current estimated competitive position in terms of revenue for each of its product lines is noted in the table below.

		Company's
		Estimated
	Number of Known	Competitive
Market Description	Competitors	Position

Elastomerics	3	1
Chronic Pain Kits	11	8
Acute Pain Kits (Wound Site Pain Management)	8	1
Non-electric Syringe Delivery Systems	2	1
Non-electric IV Bag Delivery Systems	4	2
Electronic Pumps	7	5

Sales and Distribution

Distribution of the Company’s products in the United States is currently managed directly through its internal sales force as well as through a number of national and regional medical product distributors. The Company relies on regional U.S. medical product distributors for approximately 7% of its revenue. There are no complete integrated contracts with any of these distributors.

During 1998, the Company entered into an agreement with B. Braun Melsungen AG, a world leader in the manufacture and distribution of pharmaceuticals and infusion products, to distribute I-Flow’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The Company also entered into a similar agreement with B. Braun Medical, Inc. to distribute I-Flow’s elastomeric pumps to B. Braun’s full line IV Infusion Therapy customers in the United States. These two relationships have generated significant sales for the Company. During the years ended December 31, 2001, 2000 and 1999, combined sales to these companies accounted for approximately 18%, 18% and 16%, respectively, of the Company’s total revenues.

In May 1999, the Company entered into an agreement with dj Orthopedics LLC (formerly DonJoy, a division of Smith & Nephew, Inc.), a leading provider of orthopedic braces, to distribute the Company’s PainBuster® pain management system exclusively in the United States and Canada for orthopedic surgery applications. I-Flow’s PainBuster pain management system provides continuous infusion of a non-narcotic, local anesthetic directly into the intraoperative site for post-operative pain management. The agreement, as amended, called for I-Flow to receive a nonrefundable $2 million licensing fee during 1999 and for dj Orthopedics to make minimum purchases through 2001 in order to maintain distribution rights. Under the terms of the agreement, dj Orthopedics’ exclusive right to sell into the post-operative wound site pain management market lapsed as of January 1, 2002 into a non-exclusive right to sell into this market.

In June 1999, the Company signed a distribution agreement with Ethicon Endo-Surgery, Inc., a Johnson & Johnson subsidiary, under which Ethicon Endo-Surgery became the exclusive distributor of I-Flow’s ON-Q® Pain Management System for all surgical applications excluding orthopedics. The ON-Q® Pain Management System infuses non-narcotic local anesthetics directly into the operative site, the patient’s primary source of post-operative pain. This multi-year agreement required Ethicon Endo-Surgery to meet minimum purchase commitments to maintain exclusive distribution rights. The agreement was terminated by mutual agreement in October 2001. Under the terms of the termination agreement, Ethicon Endo-Surgery ceased selling the ON-Q® Pain Management System effective January 1, 2002, at which time the Company regained exclusive U.S. distribution rights to the ON-Q® Pain Management System, which it began selling on a direct basis through I-Flow’s direct sales organization.

The Company sells several of its products into the international market and has signed agreements with distributors in various countries. Currently, the Company is selling its products through distributors in Canada, Brazil, the Benelux Countries, Germany, England, Ireland, Italy, Mexico, Spain, Korea, Australia, New Zealand and Israel. Aggregate revenues from countries outside of the United States represented approximately 22%, 22% and 20% of the Company’s total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. The Company does not have any capital investments in any foreign operations except for its plant in Mexico.

Total revenues attributable to each geographic area into which the Company has sales is as follows:

Sales to unaffiliated customers:	2001	2000	1999

United States	$25,890,000	$24,870,000	$23,962,000
Europe	5,897,000	5,153,000	4,181,000
Asia	987,000	1,295,000	1,165,000
Other	531,000	648,000	476,000
All Foreign Countries in the Aggregate	7,415,000	7,096,000	5,822,000

The Company did not have a significant backlog of unfilled orders as of December 31, 2001 or December 31, 2000.

Manufacturing and Operations

A substantial portion of the Company’s products are manufactured by its Mexican subsidiary, Block Medical de Mexico, S.A. de C.V. (“Block”). This plant has been in operation since 1994 and has historically performed, and is currently performing, the manufacture of all disposable IV Infusion Therapy devices and tubing sets. The Company currently intends to maintain the plant in Mexico and to manufacture a substantial portion of its products there. The Company regularly reviews the use of outside vendors for production versus internal manufacturing, analyzing factors such as the quality of the products received from vendors, the costs of the products, timely delivery and employee utilization.

Product Development

The Company has focused its product development efforts on products in pain management and ambulatory infusion systems markets and, with the majority of its new products, it is expanding its market to include hospitals. In each of the years ended December 31, 2001, 2000 and 1999, the Company incurred expenses of approximately $2,238,000, $2,001,000 and $1,710,000, respectively, for product development.

Patents and Trademarks

The Company has filed U.S. patent applications for substantially all of its products. The total number of patents now held by the Company is approximately 40. These patents generally expire between 2009 to 2015, with the most significant patents expiring in 2009. The Company has also filed for intellectual property right protection in all foreign countries from which it derives significant revenue. In the opinion of management, there are no limitations on the Company’s intellectual property that would have a material adverse effect on the Company.

Copyrights have been obtained for the Vivus 4000® programming software. All of the Company’s product names are either registered trademarks or have trademark applications pending. There can be no assurance that pending patent or trademark applications will be approved or that any patents will provide competitive advantages for the Company’s products or will not be challenged or circumvented by competitors.

Regulations Governing the Company’s Products and Manufacturing Operations

Development and manufacture of I-Flow products is regulated by the Food, Drug and Cosmetic Act. Under the Act, the Company is required to register its facilities and list its devices with the U.S. Food and Drug Administration, to file notice of intent to market new products under Section 510(K) of the Act, to track the location of certain of its products and to report any incidents of death or serious injury relating to its products. To date, there have been no reportable conditions found during any FDA inspections. Failure to comply with any of these regulations can result in civil and criminal penalties upon the Company and/or the recall, seizure or injunction of certain of its products.

The State of California, in addition to the FDA, has similar regulations and requires annual production-site inspections to maintain the relevant manufacturing license. State regulations also address the storage and handling of certain chemicals and disposal of their wastes.

The Company is required to comply with federal, state and local environmental laws. To date, however, there has been no significant effect of environmental issues on the capital expenditures, earnings or competitive position of the Company and there is currently no significant use of hazardous materials in the manufacture of the Company’s products.

Products intended for export are subject to additional regulations, including compliance with ISO 9000. In May 1995, the Company received ISO 9001 certification, which indicates that I-Flow’s products meet specified uniform standards of quality and testing. The Company was also granted permission to use the CE mark on its products, which reflects approval of the Company’s products for export into 18 member countries of the European Community. In December 1996, the Block operations, including its Mexico facility, were added to the Company’s ISO certification and permission was granted to use the CE mark on the Block products.

Employees

As of March 1, 2002, the Company and its subsidiaries had a total of 171 full-time employees in the United States and an additional 186 employees at the Company’s wholly-owned subsidiary in Mexico. None of the Company’s employees in the United States are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good. The Company also uses temporary employees as needed, mainly in manufacturing.

Item 2. PROPERTIES

The Company’s headquarters are located in Lake Forest, California, where the Company leases a 51,000 square foot building. The Company entered the lease in 1997 and it has a term of ten years. (There is an option to extend the lease for an additional 5 years.) The Company also leases a plant in Northern Mexico for the manufacture of ambulatory infusion devices. The current plant lease was entered into in 2000 and has a term of five years. The plant currently operates at approximately 60% of capacity. The Company’s Infusystem subsidiary rents a building in Detroit, Michigan. Finally, the Company leases a building in San Antonio, Texas to manufacture the Spinal Specialties regional anesthesia devices. The lease was entered into in 2002 and has a term of 3 years. Management believes that the above properties provide the Company with sufficient space to continue to operate its business as currently conducted.

Item 3. LEGAL PROCEEDINGS

As of March 1, 2002, the Company was involved in legal proceedings in the normal course of operations. Although the outcome of the proceedings cannot be determined, in the opinion of management any resulting future liability will not have a material adverse effect on the Company and its subsidiaries, taken as a whole.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the executive officers of the Company as of March 1, 2002. There are no family relationships between any of the executive officers or directors of the Company. The executive officers are chosen annually at the first meeting of the board of directors following the annual meeting of stockholders and, subject to the terms of any employment agreement, serve at the will and pleasure of the board of directors.

Name	Age	Position

Donald M. Earhart	57	President, Chief Executive Officer and Chairman of the Board

Henry Tsutomu Tai, Ph.D., M.D.	58	Secretary and Director

James J. Dal Porto	48	Executive Vice President, Chief Operating Officer and Director

James R. Talevich	51	Chief Financial Officer and Treasurer

Donald M. Earhart, has been Chairman of the Board since March 1991 and Chief Executive Officer since July 1990. Mr. Earhart joined the Company as President and Chief Operating Officer in June 1990. Mr. Earhart, who holds a Bachelor of Engineering degree from Ohio State University and a Masters Degree in Business Administration from Roosevelt University, has over 25 years experience in the medical products industry. Prior to joining the Company, from 1986 to 1990, Mr. Earhart was a Corporate Officer and the President of the Optical Division of Allergan, Inc. Prior to his employment at Allergan, he was a Corporate Officer and Division President of Bausch and Lomb and was an operations manager of Abbott Laboratories. He has also served as an engineering consultant at Peat, Marwick, Mitchell & Co. and as an engineer with Eastman Kodak Company.

Henry Tsutomu Tai, Ph.D., M.D. is the initial progenitor of the Company’s product and business concept in multiple-drug infusion systems and founding director. Dr. Tai has been on the board of directors since 1985, serving as Chairman from 1985 to 1988. Dr. Tai has been the Secretary of the Company since 1990. Dr. Tai has been a consultant in hematology and oncology since 1977. Dr. Tai holds a Bachelor of Arts degree in Molecular Biology from Harvard University and a Ph.D. in Molecular Biology and an M.D. from the University of Southern California. He has done postdoctoral research in the molecular biology of tumor virus DNA at the Weizman Institute of Science in Israel and at the California Institute of Technology.

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

James R. Talevich became Chief Financial Officer in August 2000. Prior to joining I-Flow, he was Chief Financial Officer of Gish Biomedical, Inc. from 1999 to 2000 and Chief Financial Officer of Tectrix Fitness Equipment from 1995 to 1999. Prior to 1996, he held financial management positions with Mallinckrodt Medical, Inc., Sorin Biomedical, Inc., a medical products subsidiary of Fiat S.p.A., Pfizer, Inc., Sensormedics Corporation, a privately held medical device company, Baxter Travenol Laboratories, Inc., and KPMG Peat Marwick. Mr. Talevich holds a Bachelor of Arts Degree in Physics from California State University, Fullerton and a Masters in Business Administration from the University of California at Los Angeles, and is a Certified Public Accountant.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock trades on The Nasdaq Small Cap Market under the symbol “IFLO.” The table below sets forth the high and low sales prices of the Company’s common stock as reported by Nasdaq.

	High	Low

2000
1st Quarter	$6.50	$3.44
2nd Quarter	$7.50	$2.50
3rd Quarter	$3.97	$2.63
4th Quarter	$3.13	$0.75
2001
1st Quarter	$2.81	$1.38
2nd Quarter	$3.20	$1.45
3rd Quarter	$3.50	$1.93
4th Quarter	$3.30	$2.10

American Stock Transfer & Trust Company is the Company’s transfer agent for its common stock. As of March 8, 2002, the Company had 391 shareholders of record and, based upon information received from nominee holders, the Company believes it has approximately 7,900 total beneficial holders.

The Company has not paid, and does not currently expect to pay in the foreseeable future, cash dividends on its common stock.

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data have been derived from the Company’s consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999 and consolidated balance sheets as of December 31, 2001 and 2000 which are included herein, and have been audited by Deloitte & Touche LLP, independent auditors. The Company’s consolidated statements of operations for the years ended December 31, 1998 and 1997 and the consolidated balance sheets as of December 31, 1999, 1998 and 1997 which are not included herein, have also been audited by Deloitte & Touche LLP, independent auditors. The information set forth below is not necessarily indicative of the expectations of results for future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(Amounts in thousands, except
per share amounts)	2001	2000	1999	1998	1997

Consolidated Statements of Operations Data:(1)
Revenues:
Net product sales	$22,904	$23,497	$19,272	$17,006	$17,678
Rental income and other	10,401	8,469	8,512	6,586	64
Licensing fees	—	—	2,000	—	—

Total revenues	33,305	31,966	29,784	23,592	17,742
Cost of revenues	14,011	13,710	11,824	10,219	8,450

Gross Profit	19,294	18,256	17,960	13,373	9,292
Operating expenses:
Selling and marketing	5,504	5,115	4,193	4,178	3,197
General and administrative	9,385	8,150	7,604	5,834	3,836
Product development	2,238	2,001	1,710	1,507	1,480

Total operating expenses	17,127	15,266	13,507	11,519	8,513

Operating income	2,167	2,990	4,453	1,854	779
Interest and other expense, net	44	265	404	684	334

Income before income taxes	2,123	2,725	4,049	1,170	445
Income tax provision (benefit)	856	1,113	(4,763)	69	80

Net income	$1,267	$1,612	$8,812	$1,101	$365

Net income per share, basic	$0.08	$0.11	$0.61	$0.08	$0.02

Net income per share, diluted	$0.08	$0.10	$0.58	$0.08	$0.02

Weighted-average common shares outstanding:
Basic	15,231	15,002	14,387	13,479	12,210
Diluted	15,749	15,647	15,116	13,711	13,030

Consolidated Balance Sheet Data:(2)(3)
Working capital	$15,822	$14,441	$13,565	$6,588	$4,573
Total assets	35,704	35,215	31,768	24,336	17,634
Long-term obligations	83	1,303	1,548	2,680	1,579
Total shareholders’ equity	29,769	27,618	24,670	14,817	10,588

(1)	Certain amounts previously reported have been reclassified to conform with the presentation at December 31, 2001.

(2)	In February 1998, the Company acquired InfuSystem II, Inc. and Venture Medical, Inc. See Note 3 of Notes to Consolidated Financial Statements.

(3)	In January 2000, the Company acquired Spinal Specialties, Inc. See Note 4 of Notes to Consolidated Financial Statements.

Quarterly Financial Data

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share amounts)

2001	Mar. 31	June 30	Sept. 30	Dec. 31

Total revenues	$7,992	$8,479	$7,991	$8,843
Gross profit	4,646	5,010	4,688	4,950
Income before income taxes	545	710	788	80
Net income	316	399	411	141
Basic net income per share	0.02	0.03	0.03	0.01
Basic average common shares	15,010	15,249	15,293	15,319
Diluted net income per share	0.02	0.03	0.03	0.01
Diluted average common and common equivalent shares	15,503	15,642	15,956	15,954

2000	Mar. 31	June 30	Sept. 30	Dec. 31

Total revenues	$7,467	$7,740	$7,371	$9,388
Gross profit	4,478	4,314	4,060	5,404
Income before income taxes	719	438	434	1,134
Net income	431	252	258	671
Basic net income per share	0.03	0.02	0.02	0.04
Basic average common shares	14,886	15,015	15,039	15,058
Diluted net income per share	0.03	0.02	0.02	0.04
Diluted average common and common equivalent shares	15,783	15,772	15,624	15,334

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain disclosures made by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature, such as comments which express the Company’s opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believes,” “anticipates,” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ significantly from those expected, and readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report which seek to advise interested parties of the risks and other factors that affect the Company’s business, as well as in the Company’s reports on Forms 10-K, 10-Q and 8-K that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include reliance on the success of the home health care industry, the reimbursement system currently in place and future changes to that system, competition in the industry, economic conditions in foreign countries, technological changes and product availability. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

Significant Accounting Policies

I-Flow prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment and passage of title. The Company also offers the right of return for defective products, and continuously monitors and tracks such product returns. Also, the Company records a provision for the estimated amount of future returns based on historical experience and any notification received of pending returns. While returns have historically been insignificant apart from the termination of the Company’s distribution agreement with Ethicon Endo-Surgery, Inc. in 2001, the Company cannot guarantee that it will continue to experience the same return rates as in the past. Any significant increase in product returns could have a material adverse impact on its operating results for the period or periods in which the returns materialize.

The Company recognizes rental revenues from medical pumps over the term of the related agreement, generally on a month to month basis. Pump rentals are billed at the Company’s established rates, which often differ from contractually allowable rates provided by third party payors such as Medicare, Medicaid and commercial insurance carriers. The Company records net rental revenues at the estimated realizable amounts from patients and third party payors. The Company may experience significant extended payment terms with certain of these third party payors, however, it continuously monitors reimbursement rates from third party payors and timing of payments. Any significant change in reimbursement or collection rates could have a material impact on the Company’s operating results for the period or periods in which the change occurs.

Inventories

The Company values inventory at the lower of the actual cost to purchase or manufacture the inventory and the current estimated market value of the inventory. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand and production requirements for the next two years. A significant increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, the Company’s estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have over-reported cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company seeks to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and reported operating results.

Deferred Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If the Company continues to operate at a profit in the future and generate sufficient future taxable income, it could be required to reverse the current valuation allowance against the deferred tax assets which would result in a substantial decrease in the Company’s effective tax rate. Likewise, if the Company is unable to operate at a profit and unable to generate sufficient future taxable income, it could be required to establish an additional valuation allowance against all or a significant portion of its deferred tax assets resulting in a substantial increase in its effective tax rate and a material adverse impact on operating results.

Consolidated Results of Operations for the Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Net revenues during the year ended December 31, 2001 were $33,305,000 compared to $31,966,000 for the prior year, an increase of 4%. Net product revenues decreased 3% in 2001 to $22,904,000 compared to $23,497,000 in 2000, while rental income increased 23% in 2001 to $10,401,000 compared to $8,469,000 in 2000. The increase in rental income is attributable to an increase in infusion pump rentals for chemotherapy by the Company’s InfuSystem subsidiary.

The Company’s revenues during 2001 and 2000 were generated in three primary market segments: regional anesthesia, IV infusion therapy, and oncology infusion services. Regional anesthesia product revenues for 2001, which included the PainBuster® and ON-Q® Pain Management Systems, the Soaker™ Catheter and Spinal Specialties products, decreased by 1% to $8,241,000 in 2001 compared to $8,310,000 for fiscal 2000. The decrease from the prior year resulted from an inventory repurchase of approximately $963,000 from Ethicon Endo-Surgery, Inc. in December 2001 which was accounted for as a sales return, related to the termination of the Company’s distribution agreement with Ethicon, previously the Company’s exclusive U.S. distributor for the ON-Q Pain Management System. Under the termination agreement, the Company gained the exclusive U.S. distribution rights to the ON-Q Pain Management System effective January 1, 2002.

IV Infusion Therapy product sales which includes the Company’s intravenous elastomeric pumps, mechanical infusion devices and electronic infusion pumps and disposables decreased 3% in 2001 to $14,701,000 compared to $15,187,000 in 2000. This decrease resulted primarily from the timing of shipments to a specific distributor and the negative effect on sales of the strong U.S. dollar relative to other currencies. The Company has an agreement with B. Braun Melsungen AG, a world leader in the manufacture and distribution of pharmaceuticals and infusion products, to distribute I-Flow’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The Company also has a similar agreement under which B. Braun Medical, Inc. distributes I-Flow’s elastomeric pumps to B. Braun’s IV Infusion Therapy customers in the United States. During the year ended December 31, 2001, 2000 and 1999, combined sales to these companies accounted for approximately 18%, 18% and 16%, respectively, of the Company’s net revenues.

Revenues for oncology infusion services provided by the Company’s InfuSystem subsidiary increased 22% to $10,363,000 in 2001 compared to $8,469,000 in 2000. This increase is due to additional client facilities converting to the InfuSystem pump management system as well as the negotiation of additional contracts with managed care organizations. The additional managed care contracts increase the proportion of patients at each client facility for which InfuSystem is able to successfully bill and collect for pump services. The fiscal year ended December 31, 2000 was a transition year for InfuSystem, whose customer base was significantly affected by changes in medical insurance coverage practices and procedures for patient medical reimbursement utilized by managed care organizations and other healthcare payors. During this transition, InfuSystem essentially rebuilt its customer base by strengthening existing managed care contracts and by adding new contracts with such leading healthcare providers as the M.D. Anderson Cancer Center, Blue Cross/Blue Shield Affiliates, U.S. Oncology, United Healthcare, Beech Street Corporation, Nylcare, One Health Plan and Integrated Health Plan.

Cost of revenues was $14,011,000 during the year ended December 31, 2001, compared to $13,710,000 in the prior year, an increase of 2%. As a percentage of total revenues, cost of revenues decreased by one percentage point for the year ended December 31, 2001 compared to the prior year.

Selling and marketing expenses for the year ended December 31, 2001 increased $389,000 or 8% from the prior year. This increase was primarily attributable to additional salaries and recruiting costs related to the building of a new direct sales force during the end of fiscal 2001 necessary to support sales of the ON-Q® Pain Management System during 2002. As a percentage of total revenues, selling and marketing expenses increased by less than one percentage point over the prior year.

General and administrative expenses for the year ended December 31, 2001 increased $1,235,000 or 15% from the prior year. This increase was primarily due to higher professional fees, investor relations expenses, compensation and various other costs associated with the growth in the business. As a percentage of total revenues, general and administrative expenses increased over the prior year by 3%.

Product development expenses include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses for the year ended December 31, 2001 increased $237,000 or 12% from the prior year due primarily to increased efforts on the new pain management products. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market. Product development has remained relatively consistent as a percentage of net product sales during 2001 compared to 2000.

During the year ended December 31, 2001, the Company recorded income tax expense of $856,000, compared to income tax expense of $1,113,000 recorded for the year ended December 31, 2000. The Company’s effective tax rate remained relatively constant from year to year, decreasing from 40.8% in 2000 to 40.3 % in 2001.

Consolidated Results of Operations for the Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Net revenues during the year ended December 31, 2000 were $31,966,000 compared to $29,784,000 for the prior year, an increase of 7%. In January 2000, the Company acquired Spinal Specialties, Inc. (“Spinal Specialties”), a designer and manufacturer of custom spinal, epidural and nerve block kits based in San Antonio, Texas. Revenues generated by Spinal Specialties of $1,960,000 for the period from January 14, 2000 (date of acquisition) through December 31, 2000 were included in net revenues for the year ended December 31, 2000. Net product revenues increased from $19,272,000 in 1999 to $23,497,000 in 2000, an increase of 22%.

The Company’s revenues during 2000 and 1999 were generated in three primary market segments: regional anesthesia, IV infusion therapy, and oncology infusion services. Revenues during 1999 also included a one-time $2,000,000 license fee related to the distribution of the Company’s PainBuster® Pain Management System. Regional anesthesia product revenues for 2000, which included the PainBuster® and ON-Q® Pain Management Systems and Spinal Specialties products, increased by 43% to $8,254,000 compared to $5,758,000 for fiscal 1999, excluding the license fee. The $2,496,000 increase was primarily related to $1,960,000 in revenues generated by Spinal Specialties during 2000 subsequent to its acquisition in January 2000.

IV Infusion Therapy product sales increased 13% in 2000 to $15,243,000 compared to $13,514,000 in 1999 due to increased orders by domestic and international distributors. In March 1998, the Company entered into an agreement with B. Braun Melsungen AG, a world leader in the manufacture and distribution of pharmaceuticals and infusion products, to distribute I-Flow’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The Company also entered into a similar agreement under which B. Braun Medical, Inc. distributes I-Flow’s elastomeric pumps to B.Braun’s full line IV Infusion Therapy customers in the United States. During the year ended December 31, 2000, 1999 and 1998, combined sales to these companies accounted for approximately 18%, 16% and 20%, respectively, of the Company’s net revenues.

Revenues for oncology infusion services provided by the Company’s InfuSystem subsidiary were $8,469,000 in 2000 compared to $8,512,000 in 1999. The fiscal year ended December 31, 2000 was a transition year for Infusystem, whose customer base was significantly affected by changes in medical insurance coverage practices and procedures for patient medical reimbursement utilized by managed care organizations and other healthcare payors. During this transition InfuSystem essentially rebuilt its customer base by strengthening existing managed care contracts and adding new contracts with such leading healthcare providers as Blue Cross/Blue Shield Affiliates, U.S. Oncology, United Healthcare, Beech Street Corporation, Nylcare, One Health Plan and Integrated Health Plan.

In May 1999, the Company entered into an agreement with dj Orthopedics LLC (formerly DonJoy, a division of Smith & Nephew, Inc.), a leading provider of orthopedic braces, to distribute the Company’s PainBuster Pain Management System exclusively in the United States and Canada for orthopedic surgery applications. I-Flow’s PainBuster® Pain Management System provides continuous infusion of a non-narcotic, local anesthetic directly into the intraoperative site for post-operative pain management. I-Flow received a nonrefundable $2 million licensing fee during 1999 and required dj Orthopedics to make minimum purchases in order to maintain its distribution rights.

In June 1999, the Company signed a distribution agreement with Ethicon Endo-Surgery, Inc., a Johnson & Johnson company, under which Ethicon Endo-Surgery became the exclusive distributor of I-Flow’s ON-Q® Pain Management System for all surgical applications excluding orthopedics. The ON-Q® Pain Management System infuses non-narcotic local anesthetics directly into the operative site, the patient’s primary source of post-operative pain. This multi-year agreement required Ethicon Endo-Surgery to meet minimum purchase commitments to maintain its exclusive distribution rights.

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

Selling and marketing expenses for the year ended December 31, 2000 increased $922,000 or 22% from the prior year. This increase was primarily related to the acquisition of Spinal Specialties. Selling and marketing expenses associated with Spinal Specialties totaled $500,000 for the period from January 14, 2000 (date of acquisiton) through December 31, 2000. As a percentage of net product sales, selling and marketing expenses remained unchanged as compared to 1999.

General and administrative expenses for the year ended December 31, 2000 increased $546,000 or 7% from the prior year. This increase was primarily due to higher personnel costs, insurance costs and various other costs associated with the growth in the business as well as the addition of Spinal Specialties. For the period from January 14, 2000 (date of acquisition) through December 31, 2000 general and administrative expenses for Spinal Specialties were $414,000. As a percentage of net product sales, general and administrative expenses decreased from the prior year by 5%. This decrease represents an overall effort by management to control spending.

Product development expenses for the year ended December 31, 2000 increased from the prior year by $291,000, or 17%, due primarily to increased efforts on the new pain management products. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market. Product development has remained relatively consistent as a percentage of net product sales.

During the year ended December 31, 1999, the Company recorded a net income tax benefit of $4,763,000 as a result of a reduction in the valuation allowance for deferred tax assets. By comparison, during the year ended December

31, 2000, the Company recorded income tax expense of $1,113,000. The Company’s deferred tax assets primarily relate to net operating loss carryforwards for federal and state tax purposes that can be used to offset taxes on future earnings. The valuation allowance on the deferred tax assets was reduced, as it became more likely that the Company will incur future profits and therefore will be able to realize the tax benefits.

Liquidity and Capital Resources

During the year ended December 31, 2001, cash of $5,577,000 was provided by operating activities consisting of net income of $1,267,000 plus non-cash expenses of $4,232,000, plus net changes in operating assets and liabilities of $78,000.

The Company used cash for investing activities during the year ended December 31, 2001 by acquiring net leasehold improvements, furniture, fixtures, equipment and other assets of $1,819,000 for use in its operations. In addition during fiscal 2001, there was a net cash outflow related to other assets of $417,000 and the Company paid $165,000 in connection with the Spinal Specialties acquisition.

During the year ended December 31, 2001, cash of $2,319,000 was used in financing activities consisting primarily of net payments on the line of credit of $500,000, and net payments on notes payable of $1,975,000 offset by proceeds of $156,000 from the exercise of stock options.

As of December 31, 2001, the Company had cash and cash equivalents of $2,033,000 and net receivables of $10,010,000. Management believes the Company’s funds are sufficient to provide for its short and long-term projected needs for operations. However, the Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes.

The Company has a working capital line of credit with a bank expiring in December 2002. Under the line of credit, the Company may borrow up to the lesser of $4,000,000 or 80% of eligible accounts receivable and 25% of eligible inventory, as defined, at the bank’s prime rate plus 0.50% (5.25% at December 31, 2001). As of December 31, 2001, there were funds available for borrowing of $3,600,000, and no amounts outstanding.

The Company’s InfuSystem subsidiary has a revolving line of credit with a bank under which it may borrow up to $2,500,000 or 80% of eligible accounts receivable, as defined, at the bank’s prime rate less 0.25% (4.50% at December 31, 2001). There were no outstanding borrowings under the line as of December 31, 2001 and the entire amount was available for borrowing. The line expires April 1, 2003.

The lines of credit and the notes are collateralized by substantially all of the Company’s assets and require the Company to comply with certain covenants principally relating to working capital and liquidity. As of December 31, 2001, the Company believes that it was in compliance with all such covenants.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), in August and October 2001, respectively.

SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 superseded APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and is effective for all business combinations initiated after June 30, 2001.

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be required to subject these assets to periodic testing for impairment. SFAS 142 supersedes Accounting Principles Board (APB) Opinion No. 17, Intangible Assets, effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS 142 but expects that the provisions of SFAS 142 will not have a material adverse impact on its consolidated results of operations and financial position upon adoption. In the year ended December 31, 2001, the Company recorded goodwill amortization of approximately $800,000.

SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company is currently evaluating the provisions of SFAS 143 but expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company is currently evaluating the provisions of SFAS 144 but expects that the provisions of SFAS 144 will not have a material impact on its consolidated results of operations and financial position upon adoption.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include cash and cash equivalents and long-term debt. At December 31, 2001, the carrying values of the Company’s financial instruments approximated fair values based on current market prices and rates.

It is the Company’s current policy not to enter into derivative financial instruments. The Company does not currently have any significant direct foreign currency exposure at December 31, 2001.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The Independent Auditors’ Report and the Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements” in Item 14 are filed as part of this report.

Financial Statement Schedules

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to Costs		Balance at End of
Classification	Beginning of Period	and Expenses	Deductions	Period

YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts	1,824,000	501,000		2,325,000
Reserve for obsolete inventories	1,220,000	808,000	(360,000)	1,668,000
YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts	2,325,000	425,000	(263,000)	2,487,000
Reserve for obsolete inventories	1,668,000	248,000	(386,000)	1,530,000
YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts	2,487,000	165,000	(72,000)	2,580,000
Reserve for obsolete inventories	1,530,000	439,000	(170,000)	1,799,000

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2001 and the information from the section entitled “Executive Officers of the Registrant” in Part I of this report.

Item 11. EXECUTIVE COMPENSATION

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders under the captions “Board Compensation,” “Executive Compensation,” “Report of the Compensation Committee,” “Compensation Committee Interlock Insider Participation” and “Stock Performance Graph” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption “Principal Shareholders and Stock Ownership of Management,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Report:

(1) Financial Statements

The documents described in the “Index to Consolidated Financial Statements” are included in this report starting at page F-1.

(2) Financial Statement Schedules included herein:	Page in This Report

Schedule II — “Valuation and Qualifying Accounts”	18

All other schedules are omitted, as the required information is inapplicable

(3) Exhibits

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

Independent Auditors’ Report

To the Board of Directors and Stockholders of
    I-Flow Corporation:

We have audited the accompanying consolidated balance sheets of I-Flow Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of I-Flow Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Costa Mesa, California
March 8, 2002

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Amounts in thousands, except share and per share amounts)	2001	2000

Assets
Current assets:
Cash and cash equivalents	$2,033	$1,184
Accounts receivable, less allowance for doubtful accounts of $2,580 and $2,487 at December 31, 2001 and 2000, respectively	10,010	12,487
Inventories, net	6,984	4,161
Prepaid expenses and other current assets	353	360
Deferred taxes	2,294	2,543

Total current assets	21,674	20,735
Property, net	4,805	4,591
Goodwill and other intangibles, net	7,017	7,641
Notes receivable and other non-current assets	166	11
Deferred taxes	2,042	2,237

Total assets	$35,704	$35,215

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,115	$2,673
Accrued payroll and related expenses	1,875	1,482
Income taxes payable	576	644
Current portion of long-term debt	221	976
Line of credit	—	500
Other liabilities	65	19

Total current liabilities	5,852	6,294

Long-term debt, less current portion	83	1,303
Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized, 15,344,550 and 15,051,929 shares issued and outstanding at December 31, 2001 and 2000, respectively	42,274	40,741
Common stock warrants	—	615
Accumulated other comprehensive income	1	35
Accumulated deficit	(12,506)	(13,773)

Total shareholders’ equity	29,769	27,618

Total liabilities and shareholders’ equity	$35,704	$35,215

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS

	Years ended December 31,

(Amounts in thousands, except per share amounts)	2001	2000	1999

Revenues:
Net product sales	$22,904	$23,497	$19,272
Rental income and other	10,401	8,469	8,512
Licensing fees	—	—	2,000

Total revenues	33,305	31,966	29,784
Cost of revenues	14,011	13,710	11,824

Gross profit	19,294	18,256	17,960

Operating expenses
Selling and marketing	5,504	5,115	4,193
General and administrative	9,385	8,150	7,604
Product development	2,238	2,001	1,710

Total operating expenses	17,127	15,266	13,507

Operating income	2,167	2,990	4,453
Interest and other expense, net	44	265	404

Income before income taxes	2,123	2,725	4,049
Income tax provision (benefit)	856	1,113	(4,763)

Net income	$1,267	$1,612	$8,812

Net income per share Basic	$0.08	$0.11	$0.61
Diluted	0.08	0.10	0.58

Comprehensive Operations:
Net income	$1,267	$1,612	$8,812
Foreign currency translation adjustments	(34)	9	26

Comprehensive income	$1,233	$1,621	$8,838

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other
	Preferred Stock		Common Stock		Common	Comprehensive
					Stock	Income	Accumulated
(Amounts in thousands)	Shares	Amount	Shares	Amount	Warrants	(Loss)	Deficit	Total

Balance, January 1, 1999	301	$686	14,044	$37,735	$615	$—	$(24,219)	$14,817
Exercise of common stock options			326	869				869
Tax impact from exercise of stock options				309				309
Stock based compensation				101				101
Purchase price adjustment				(286)				(286)
Conversion of preferred stock	(301)	(686)	322	686
Reversal of preferred stock dividend							22	22
Foreign currency translation adjustment						26		26
Net income							8,812	8,812

Balance, December 31, 1999	—	$—	14,692	$39,414	$615	$26	$(15,385)	$24,670
Exercise of common stock options			182	406				406
Common stock issued for acquisition			200	750				750
Settlement of escrow shares			(22)	(67)				(67)
Tax impact from exercise of stock options				(145)				(145)
Stock based compensation				383				383
Foreign currency translation adjustment						9		9
Net income							1,612	1,612

Balance, December 31, 2000	—	$—	15,052	$40,741	$615	$35	$(13,773)	$27,618
Exercise of common stock options			293	156				156
Tax impact from exercise of stock options				129				129
Expiration of common stock warrants				615	(615)
Stock based compensation				633				633
Foreign currency translation adjustment						(34)		(34)
Net income							1,267	1,267

Balance, December 31, 2001	—	$—	15,345	$42,274	$—	$1	$(12,506)	$29,769

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

(Amounts in thousands)	2001	2000	1999

Cash flows from operating activities:
Net income	$1,267	$1,612	$8,812
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	573	1,087	(5,569)
Depreciation and amortization	2,661	2,648	2,490
Loss on disposal of property	3	10	37
Stock based compensation	633	383	101
Change in inventory obsolescence reserve	269	(138)	448
Change in allowance for doubtful accounts	93	162	378
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	2,380	(3,696)	(1,562)
Inventories	(3,092)	(283)	172
Prepaid expenses and other	19	235	14
Accounts payable and accrued payroll and related expenses	959	(106)	1,058
Income taxes payable	(68)	(260)	607
Other liabilities	(120)	70	82

Net cash provided by operating activities	5,577	1,724	7,068

Cash flows from investing activities:
Capital expenditures	(1,819)	(2,948)	(1,048)
Cash paid for acquisition, net of cash received	(165)	(584)	(286)
Change in other assets	(417)	(232)	(178)

Net cash used in investing activities	(2,401)	(3,764)	(1,512)

Cash flows from financing activities:
Net proceeds (repayments) from line of credit	(500)	412	(1,891)
Proceeds from issuance of note payable	—	812	163
Payments on notes payable	(1,975)	(1,604)	(1,935)
Proceeds from exercise of stock options and warrants	156	406	378

Net cash provided by (used in) financing activities	(2,319)	26	(3,285)

Effect of exchange rates on cash	(8)	6	(50)

Net increase (decrease) in cash and cash equivalents	849	(2,008)	2,221
Cash and cash equivalents at beginning of year	1,184	3,192	971

Cash and cash equivalents at end of year	$2,033	$1,184	$3,192

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$98	$256	$476

Income tax payments	$413	$245	$36

Non cash preferred stock conversion	$—	$—	$686

Tax impact from exercise of stock options	$129	$(145)	$309

Settlement of escrow shares	$—	$67	$—

Liabilities issued and assumed in connection with acquisition:
Fair value of assets acquired (including intangibles)	$165	$2,222	$—
Cash outflows for business acquisition	(165)	(584)	(286)
Common stock and warrants issued	—	(750)	286

Liabilities issued and assumed	$—	$888	$—

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations - I-Flow Corporation (“I-Flow” or “the Company”) was incorporated in California on July 17, 1985. On July 30, 2001, the Company reincorporated in the State of Delaware by merging into a wholly owned subsidiary incorporated in Delaware. The Company designs, develops and markets technically advanced, low-cost ambulatory infusion systems that seek to redefine the standard of care by providing life enhancing, cost effective solutions for pain management and infusion therapy. The Company’s products are used both in hospitals and alternate site settings. I-Flow manufactures a growing line of compact, portable infusion pumps, catheters and pain kits that administer medication directly to the wound site as well as administer local anesthetic, chemotherapy, antibiotics, nutritional supplements and other medications. InfuSystem, Inc., a wholly-owned subsidiary, is primarily engaged in the rental of medical infusion pumps. The rentals are on a month-to-month basis and are treated as operating leases.

Principles of Consolidation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash in the bank, money-market funds and U.S. Treasury bills with an original maturity date of 90 days or less.

Inventories - Inventories are stated at the lower of cost (determined on a first in, first out basis) or market. Inventories consisted of the following as of December 31:

	2001	2000

Raw Materials	$4,553,000	$3,221,000
Work in Process	199,000	171,000
Finished Goods	2,232,000	769,000

Total	$6,984,000	$4,161,000

Long Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with SFAS 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and has determined that there was no impairment at December 31, 2001.

Property — Property is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Leasehold improvements are amortized using the straight-line method over the life of the asset or the remaining term of the lease, whichever is shorter. Property consisted of the following as of December 31:

	2001	2000

Furniture, fixtures and equipment	$6,837,000	$5,724,000
Rental and demonstration equipment	5,494,000	5,031,000
Accumulated depreciation and amortization	(7,526,000)	(6,164,000)

Total	$4,805,000	$4,591,000

Goodwill and Other Intangibles — Goodwill represents the excess purchase cost over the net assets acquired and is amortized over five to fifteen years using the straight-line method. Other intangible assets include patents, acquired workforce value and acquired technology which are being amortized using the straight-line method over two to seven years. Accumulated amortization of goodwill and other intangible assets amounted to $5,456,000 and $4,608,000 as of December 31, 2001 and 2000, respectively. The Company periodically reviews the recoverability of the carrying value of goodwill, intangibles and other long-lived assets using the methodology prescribed in SFAS 121. The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cashflows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. At December 31, 2001, the Company believes there has been no impairment of the value of goodwill and other intangible assets.

Revenue Recognition — Revenue from product sales is recognized at the time of shipment and passage of title. Provision is made currently for estimated product returns and warranty obligations.

Rental revenue from medical pumps is recorded as earned over the term of the related rental agreements, normally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which often differ from contractually allowable rates provided by third party payors such as Medicare, Medicaid and commercial insurance carriers. Provision is made currently to reduce revenue to the estimated allowable amount per such contractual rates.

During the fourth quarter of 2001, the Company repurchased inventory from Ethicon Endo-Surgery, Inc. as part of the termination of a distribution agreement. The repurchase was accounted for as a sales return, and approximately $963,000 related to this transaction is included in accounts payable as of December 31, 2001.

Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all or any deferred tax assets will not be realized.

Accounting for Stock Based Compensation — The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board (FASB) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (See Note 6). Stock options issued to consultants and vendors are accounted for at fair value in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services (See Note 6).

Earnings Per Share — Pursuant to SFAS No. 128, Earnings Per Share, the Company provides dual presentation of “Basic” and “Diluted” earnings per share (“EPS”).

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

The following is a reconciliation between the components of the basic and diluted earnings per share calculations:

	Years ended December 31,

	2001	2000	1999

Basic net income per share
Weighted-average number of common shares outstanding	15,231,000	15,002,000	14,387,000
Effect of dilutive securities:
Stock options	518,000	645,000	729,000

Diluted net income per share
Weighted-average number of common shares outstanding	15,749,000	15,647,000	15,116,000

Comprehensive Income — Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company has included a calculation of comprehensive income in its accompanying consolidated statements of operations and comprehensive operations for the years ended December 31, 2001, 2000 and 1999.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Foreign Currency — The financial position and results of operations of the Company’s foreign subsidiary are generally measured using the local currency as the functional currency. Assets and liabilities of the subsidiary are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as a separate component within shareholders’ equity. Realized gains or losses from foreign currency transactions are included in operations as incurred.

New Accounting Pronouncements — In June 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). They also issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”), and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), in August and October 2001, respectively.

SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 superseded APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and is effective for all business combinations initiated after June 30, 2001.

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be required to subject these assets to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS 142 but expects that the provisions of SFAS 142 will not have a material adverse impact on its consolidated results of operations and financial position upon adoption. In the year ended December 31, 2001, the Company recorded goodwill amortization of approximately $800,000.

SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company is currently evaluating the provisions of SFAS 143 but expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company is currently evaluating the provisions of SFAS 144 but expects that the provisions of SFAS 144 will not have a material impact on its consolidated results of operations and financial position upon adoption.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Acquisition of InfuSystems II, Inc. and Venture Medical, Inc.

On February 9, 1998, the Company acquired InfuSystems II, Inc. (“InfuSystems”) and Venture Medical, Inc. (“VMI”). VMI and InfuSystems were subsequently merged with and into the Company’s InfuSystem subsidiary effective as of February 11, 1998.

At each of the six-month, one-year, eighteen-month and two-year anniversaries of the closing, if the value of the Company’s Common Stock at such time was less than the value of its Common Stock as of the closing ($2.98 per share), then the Company was obligated to pay additional amounts as merger consideration. In February 1999, the Company paid cash of $286,000 pursuant to the valuation floor provision for the one-year anniversary. There was no adjustment required for the eighteen-month and two-year anniversaries. Pursuant to APB Opinion No. 16, Business Combinations, there was no incremental value ascribed to these additional payments for purchase accounting purposes. During 2000, certain shares held in escrow, pursuant to the Agreement, were distributed in a final purchase price adjustment. As a result, the Company reacquired 22,000 common shares and reduced goodwill by $67,000.

3.	Acquisition of Spinal Specialties, Inc.

On January 14, 2000, the Company acquired Spinal Specialties, Inc., a designer and manufacturer of custom spinal, epidural and nerve block infusion kits based in San Antonio, Texas, for $1.5 million. The purchase price included $584,000 in cash and 200,000 shares of I-Flow common stock with a fair value of $3.75 per share for a total stock value of approximately $750,000. An additional $165,000 of contingent purchase price was paid in January 2001. The transaction was recorded using the purchase method of accounting and resulted in the recording of $1,905,000 in goodwill.

During fiscal 1999 the operations of Spinal Specialties were not significant in relation to the consolidated operating results of the Company presented in the accompanying consolidated statements of operations and comprehensive operations.

4.	Lines of Credit and Long-Term Debt

The Company has a line of credit, expiring in December 2002, under which it may borrow up to the lesser of $4,000,000 or 80% of eligible accounts receivable and 25% of eligible inventories, as defined. There was $3,600,000 available for borrowing under the line and no balance outstanding as of December 31, 2001. Interest is payable monthly at the bank’s prime rate (4.75% at December 31, 2001) plus 0.50%.

Additionally, the Company’s wholly-owned subsidiary, InfuSystem, has a line of credit agreement, expiring April 1, 2003. Under the terms of this line of credit agreement, Infusystem may borrow up to the lesser of $2,500,000 or 80% of its eligible accounts receivable, as defined. There was $2,500,000 available for borrowing under the line as of December 31, 2001. There were no amounts outstanding under the line of credit as of December 31, 2001. Interest is payable monthly at 0.25% below the bank’s prime rate (4.50% at December 31, 2001).

The lines of credit and the notes are collateralized by substantially all of the Company’s assets and require the Company to comply with certain covenants principally relating to working capital and liquidity. As of December 31, 2001, the Company believes that it was in compliance with all such covenants.

The Company’s long term debt consists of the following at December 31:

	2001	2000

Note Payable due in equal monthly principal installments of $46,296 plus interest at the bank’s prime rate plus 1%. Repaid in May 2001	$—	$1,250,000
Installment Notes under which interest is payable monthly at 0.50% over the bank’s prime rate, due on various dates; collateralized by all assets of InfuSystem, Inc.	260,000	914,000
Other	44,000	115,000

Total	304,000	2,279,000
Less current portion	221,000	976,000

Total long-term debt	$83,000	$1,303,000

The notes contain covenants primarily relating to the maintenance of certain financial ratios, all of which the Company believes that it was in compliance with as of December 31, 2001.

Future principal payments on long-term debt are as follows:

Year ended December 31:

2002	$221,000
2003	82,000
2004	1,000

Total	$304,000

At December 31, 2001, the Company was contingently liable for $192,000 under an irrevocable standby letter of credit which expires in August 2002.

5.	Shareholders’ Equity

Preferred Stock - During the year ended December 31, 1999, 301,250 shares of the Series B Preferred Stock were converted into 321,333 shares of the Company’s Common Stock. As of December 31, 2000 and December 31, 2001, there were no shares of Preferred Stock issued and outstanding.

As of December 31, 2001, the Company was authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share, in one or more series.

On March 8, 2002, the Company filed a Certificate of Designation with the State of Delaware designating 300,000 shares of preferred stock as Series A Junior Participating Cumulative Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is nonredeemable and, unless otherwise provided, is subordinate to any other series of the Company’s preferred stock. A holder of a share of Series A Preferred Stock is entitled to receive when, as and if declared, the greater of (i) cash and non-cash dividends in an amount equal to 100 times the dividends declared on each share of common stock or (ii) a preferential annual dividend of $1.00 per preferred share ($0.01 per one one-hundredth (1/100) of a preferred share). Each share of Series A Preferred Stock has one hundred (100) votes per share (one vote per one one-hundredth (1/100) of a preferred share), voting together with the shares of common stock. In the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, the holder of a share of Series A Preferred Stock shall be entitled to receive 100 times the amount received per common share. The rights of the Series A Preferred Stock as to dividends, voting and liquidation preferences are protected by antidilution provisions.

Stockholder Rights Plan — On February 26, 2002, the Board of Directors of the Company adopted a Stockholder Rights Plan (the “Rights Plan”). The Rights Plan provides for a dividend of one right (a “Right”) to purchase fractions of shares of the Company’s Series A Preferred Stock for each share of the Company’s common stock. Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock, the Rights permit the holders (other than the 15% holder) to purchase the Company’s common stock at a 50% discount upon payment of an exercise price of $30 per Right. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquiror at a 50% discount. Under certain conditions, the Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $0.001 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company’s common stock. The Rights shall expire on February 26, 2012, unless earlier redeemed or exchanged, unless the distribution date has previously occurred and the Rights have separated from the shares of common stock, in which case the Rights will remain outstanding for ten years from the date they separate.

Common Stock - In December 2001 the Board of Directors of the Company approved a Restricted Stock Plan pursuant to which employees of the Company may be offered the opportunity to acquire common stock of the Company. A total of 125,000 shares were authorized for issuance under the plan. As of December 31, 2001, no shares were issued under the plan.

Stock Options and Warrants - During the year ended December 31, 2001, warrants for the purchase of 250,000 shares of the Company’s Common Stock expired unexercised and the $615,000 original valuation of the warrants was reclassified to common stock.

In May 1996, the shareholders of the Company approved a new equity incentive plan (the “1996 Plan”) which provides for the grant of stock options (including incentive stock options or nonqualified stock options) and other stock-based benefits to directors, officers, employees, consultants and advisors of the Company and its affiliated entities. The maximum number of shares of Common Stock which may be the subject of awards granted under the 1996 Plan may not exceed 2,500,000 shares in the aggregate, subject to adjustments for stock splits or other adjustments as discussed below. The shares available under the 1996 Plan may either be authorized and unissued shares or shares reacquired by the Company through open market purchases or otherwise. Under the terms of the 1996 Plan, if any award granted under the 1996 Plan expired, terminated or was forfeited before the exercise thereof or the payment in full thereof, the shares covered by the unexercised or unpaid portion became available for new grants under the 1996 Plan. Options granted become exercisable at such times as determined by the Compensation Committee of the Board of Directors and expire on various dates up to ten years from the date of grant. The 1996 Plan was terminated on May 17, 2001 concurrent with the shareholder approval of the I-Flow Corporation 2001 Equity Incentive Plan (the “2001 Plan”). Options granted under the 1996 Plan which were currently outstanding as of the date of plan termination were unaffected by the plan termination and continued to vest under their original terms.

The Company has issued options under the 1996 Plan to purchase an aggregate of 651,336 shares of its Common Stock to certain key employees at exercise prices below fair market value as deferred compensation for services rendered. Compensation expense related to stock options, including stock options granted to non-employees as discussed below, aggregating $633,000, $383,000, and $101,000 has been recorded for each of the years ended December 31, 2001, 2000 and 1999, respectively. The remaining deferred compensation as of December 31, 2001 was approximately $931,000 and will be amortized as the related awards are earned and vested through 2006.

On May 17, 2001, the shareholders of the Company approved the I-Flow Corporation 2001 Equity Incentive Plan (the “2001 Plan”) which provides for the grant of stock options (including incentive stock options or nonqualified stock options), restricted stock, and other stock-based benefits to officers, employees, consultants and advisors of the Company and its affiliated entities. Non-employee directors are not eligible to receive awards under the 2001 Plan. The maximum number of shares of Common Stock which may be the subject of awards granted under the 2001 Plan may not exceed 750,000 shares in the aggregate, subject to adjustments for stock splits or other adjustments as discussed below. The shares available under the 2001 Plan may either be authorized but unissued shares or shares reacquired by the Company through open market purchases or otherwise. If any award granted under the 2001 Plan expires, terminates or is forfeited before the exercise thereof or the payment in full thereof, the shares covered by the unexercised or unpaid portion will become available for new grants under the 2001 Plan. Options granted become exercisable at such times as determined by the Compensation Committee of the Board of Directors and expire on various dates up to ten years from the date of grant.

The Company also has a stock option plan approved by the shareholders in 1992 which provides for the granting of options to non-employee directors to purchase up to 400,000 shares of the Company’s common stock at exercise prices not less than the fair market value of the Company’s common stock at the date of grant. Under the terms of the plan, options to purchase 10,000 shares of the Company’s common stock are to be granted to each non-employee director serving in such capacity as of the first business day of January of each year as long as the plan remains in existence. Options granted become exercisable in four equal installments, with one installment occurring at the end of each calendar quarter subsequent to the date of grant. The options expire at the earlier of five years from the date of grant or two years after termination of the option holder’s status as a director.

During fiscal year 2000, the Company granted options to nonemployees to purchase 36,000 shares of the Company’s common stock in connection with consulting services. These options have exercise prices equal to the estimated fair market value of the underlying shares at the date of grant and generally vest over one year. The fair value of these options using the Black-Scholes Pricing Model with the following weighted-average assumptions — expected life, 5 years, 79% stock volatility, average risk-free interest rate of 4.7%, and no dividends during the expected term, was $50,000, of which $10,000 and $40,000 was recorded as expense during the years ended December 31, 2000 and December 31, 2001, respectively.

During fiscal year 2001, the Company granted options to nonemployees to purchase 15,000 shares of the Company’s common stock in connection with consulting services. These options have exercise prices equal to the estimated fair market value of the underlying shares at the date of grant and generally vest over one year. The fair value of these options using the Black-Scholes Pricing Model with the following weighted-average assumptions — expected life, 5 years, 90% stock volatility, average risk-free interest rate of 4.75%, and no dividends during the expected term, was $13,000, of which $4,000 was recorded as expense during the year ended December 31, 2001.

Stock option activity for all plans is summarized as follows:

		Weighted-
	Number of	Average
	Shares	Exercise Price

Balance, January 1, 1999 (1,865,735 exercisable at a weighted-average price of $2.21)	3,313,385	2.16
Granted (weighted-average fair value of $1.92 per share)	163,500	3.06
Canceled/Expired	(244,329)	2.06
Exercised	(326,365)	1.81

Balance, December 31, 1999 (1,974,317 exercisable at a weighted-average price of $2.27)	2,906,191	2.27
Granted (weighted-average fair value of $2.57 per share)	1,119,434	3.39
Canceled/Expired	(350,266)	3.19
Exercised	(182,266)	2.47

Balance, December 31, 2000 (2,140,504 exercisable at a weighted-average price of $2.31)	3,493,093	2.49
Granted (weighted-average fair value of $1.21 per share)	1,402,629	1.43
Canceled/Expired	(356,784)	2.33
Exercised	(292,621)	2.04

Balance, December 31, 2001 (2,397,074 exercisable at a weighted-average price of $2.34)	4,246,317	$2.17

Options to purchase 636,000 and 108,900 shares of the Company’s Common Stock were available for grant under the 2001 Plan and the non-employee director’s plan, respectively, as of December 31, 2001.

The following table summarizes information concerning outstanding and exercisable options for all plans as of December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
	Number	Remaining	Weighted-	Number	Weighted-
	Of Shares	Contractual	Average	Of Shares	Average
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Exercise Price

$0.25 - $1.04	342,394	3.70	$1.01	207,273	$0.98
$1.28 - $1.28	1,160,629	4.36	$1.28	193,282	$1.28
$1.38 - $1.84	462,000	3.07	$1.61	405,250	$1.63
$2.03 - $2.49	502,847	1.34	$2.22	436,805	$2.23
$2.50 - $2.50	440,226	3.53	$2.50	387,122	$2.50
$2.53 - $3.15	464,914	2.41	$2.89	286,115	$2.94
$3.37 - $3.37	594,307	4.62	$3.37	282,405	$3.37
$3.38 - $5.25	279,000	2.14	$3.87	198,822	$3.88

Total	4,246,317	3.40	$2.17	2,397,074	$2.34

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for stock option grants to employees and non-employee directors with exercise prices equal to the fair market value of the underlying shares at the grant date. Had compensation cost for the Company’s option plans been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share would have been the pro forma amounts indicated below:

	Years Ended December 31,

(Amounts in thousands, except per share amounts)	2001	2000	1999

Net income — as reported	$1,267	$1,612	$8,812
Net income (loss) — pro forma	$(127)	$23	$8,238
Basic earnings per share — as reported	$0.08	$0.11	$0.61
Basic earnings (loss) per share — pro forma	$(0.01)	$0.00	$0.57
Diluted earnings per share — as reported	$0.08	$0.10	$0.58
Diluted earnings (loss) per share — pro forma	$(0.01)	$0.00	$0.55

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: no dividend yield; expected volatility 90% in 2001, 79% in 2000, and 75% in 1999; risk-free interest rate of 4.75% in 2001, 4.7% in 2000, and 5.7% in 1999; and expected lives of 5 years.

6.	Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109 Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled.

The income tax provision (benefit) for the years ended December 31, 2001 2000 and 1999 are summarized follows:

	Years Ended December 31,

	2001	2000	1999

Current:
Federal	$203,000	$77,000	$797,000
State	80,000	85,000	5,000

	283,000	162,000	802,000
Deferred:
Federal	545,000	811,000	1,213,000
State	28,000	276,000	361,000

	573,000	1,087,000	1,574,000
Change in valuation allowance	—	(136,000)	(7,139,000)

Total	$856,000	$1,113,000	($4,763,000)

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

The reconciliations of income tax provision computed at federal statutory rate of 35% to income tax provision (benefit) provided in the financial statements are as follows:

	Years Ended December 31,

	2001	2000	1999

Tax at federal statuatory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.5%	6.5%	5.8%
Foreign operations	(2.3%)	(0.7%)	0.1%
Research credit	(5.0%)	(1.1%)	(1.4%)
Goodwill	7.3%	5.3%	2.0%
Acquisition transactions	0.0%	0.0%	17.3%
Change in valuation allowance	—	(5.0%)	(176.3%)
Other	(0.2%)	0.8%	(0.2%)

Total	40.3%	40.8%	(117.7%)

As of December 31, 2001 and 2000, the Company had net deferred tax assets comprised of the following:

	December 31,

Deferred Tax Assets:	2001	2000

Net operating losses	$1,402,000	$1,485,000
Amortization of goodwill and other intangibles	2,355,000	2,520,000
Reserves not currently deductible	1,717,000	2,431,000
Cash to accrual adjustment	—	(188,000)
State taxes	(245,000)	(248,000)
Credits	998,000	731,000
Accrued compensation and related costs	551,000	360,000
Depreciation	(74,000)	57,000

Total deferred income taxes	6,704,000	7,148,000
Valuation allowance	(2,368,000)	(2,368,000)

Net deferred income taxes	$4,336,000	$4,780,000

At December 31, 2001, the Company had a federal net operating loss carryforwards of approximately $4,126,000 which begin to expire in the year 2006. Due to certain tax regulations, future use of a portion of the net operating loss carryforwards is limited to approximately $600,000 per year. Tax credits for federal taxes of approximately $788,000 begin to expire in 2007.

The net deferred tax assets of December 31, 2001 were offset by a valuation allowance of $2,368,000. During the year ended December 31, 2002, the future realization of the reserved portion of the net deferred tax assets was not determined by management to be more likely than not, based on current and projected taxable income.

7.	Commitments and Contingencies

In July 1997, the Company entered into a noncancelable operating lease for a 51,000 square foot building for its primary facility. The lease agreement contains certain scheduled rent increases (which are accounted for on a straight-line basis) and expires in June 2007.

Future minimum lease payments under the lease are as follows:

Years Ended December 31,

2002	$466,000
2003	487,000
2004	428,000
2005	428,000
2006	428,000
Thereafter	214,000

Total	$2,451,000

Rent expense for the years ended December 31, 2001, 2000 and 1999 was $629,000, $627,000 and $571,000, respectively.

The Company is also involved in litigation arising from the normal course of operations. In the opinion of management, the ultimate impact of such litigation will not have a material adverse effect on the Company’s financial position and results of operations.

8.	Employee Benefit Plan

The Company has a 401(k) retirement plan in which any full time employee may participate. The Company contributes $0.33 for each dollar of employee contribution up to a maximum employer contribution of 1.32% of participants’ annual salaries. The maximum employer contribution at 1.32% corresponds to an employee contribution of 4% of annual salary. Such contributions totaled $88,000 and $108,000 for the years ended December 31, 2001 and 2000, respectively. No employer contributions were authorized during the year ended December 31, 1999. The Company does not provide post-retirement benefits to its employees.

9.	Business Segments

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

Business segment information is as follows for the years ended December 31, 2001, 2000 and 1999:

	Manufacturing and
	Marketing	Rentals	Consolidated

2001:
Revenues	$22,904,000	$10,401,000	$33,305,000
Operating income	74,000	2,093,000	2,167,000
Assets	24,458,000	11,246,000	35,704,000
Depreciation and amortization	1,494,000	1,167,000	2,661,000
Property additions	1,001,000	818,000	1,819,000

2000:
Revenues	$23,497,000	$8,469,000	$31,966,000
Operating income	1,426,000	1,564,000	2,990,000
Assets	23,631,000	11,584,000	35,215,000
Depreciation and amortization	1,646,000	1,002,000	2,648,000
Property additions	860,000	2,088,000	2,948,000

1999:
Revenues	$21,272,000	$8,512,000	$29,784,000
Operating income	2,507,000	1,946,000	4,453,000
Assets	22,291,000	9,477,000	31,768,000
Depreciation and amortization	1,456,000	1,034,000	2,490,000
Property additions	416,000	632,000	1,048,000

Sales to major customers as a percentage of total revenues are shown in the table below for the years ended December 31:

	2001	2000	1999

Customer A — elastomeric infusion products	18%	18%	16%
Customer B — elastomeric infusion products	8%	8%	11%
Customer C — elastomeric infusion products	8%	11%	9%

All of the Company’s rental revenue is domestic. Export sales of medical products represented 22%, 22% and 20% of total revenue during 2001, 2000 and 1999, respectively. Total revenue by geographical region is summarized as follows:

Sales to unaffiliated customers:	2001	2000	1999

United States	$25,890,000	$24,870,000	$23,962,000
Europe	5,897,000	5,153,000	4,181,000
Asia / Pacific Rim	987,000	1,295,000	1,165,000
Other	531,000	648,000	476,000

Total	$33,305,000	$31,966,000	$29,784,000

10.	Related Party Transactions

During June 2001, the Company loaned its chief executive officer $150,000 for personal use. The unsecured note receivable due from the chief executive officer bears interest at 5.58% per annum and is to be repaid over a ten year period through bi-weekly payroll deductions. As of December 31, 2001, the amount due to the Company under the note receivable is approximately $144,000, the majority of which is included in notes receivable and other noncurrent assets in the accompanying consolidated balance sheets.

During fiscal 2001, the Company made an interest-free loan to the chief executive officer of the Company totaling $250,000. This amount was repaid in full during fiscal 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-FLOW CORPORATION

Dated: March 30, 2002	By:	/s/ Donald M. Earhart

Donald M. Earhart, Chairman, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2002.

Signature	Title

/s/ Donald M. Earhart Donald M. Earhart	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ James J. Dal Porto James J. Dal Porto	Executive Vice President, Chief Operating Officer and Director

/s/ James R. Talevich James R. Talevich	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John H. Abeles John H. Abeles, M.D.	Director

/s/ Jack H. Halperin Jack H. Halperin	Director

/s/ Joel S. Kanter Joel S. Kanter	Director

/s/ Erik H. Loudon Erik H. Loudon	Director

/s/ Henry Tsutomu Tai Henry Tsutomu Tai, Ph.D., M.D.	Director and Secretary

INDEX TO EXHIBITS

     Set forth below is a list of the exhibits included or incorporated by reference as part of this report:

Exhibit No.	Exhibit

2.1	Merger Agreement by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation, dated July 27, 2001 (1)

3.1	Certificate of Incorporation of I-Flow Corporation, a Delaware corporation (1)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (1)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (15)

4.1	Specimen Common Stock Certificate (2)

4.2	Warrant Agreement between the Company and American Stock Transfer & Trust Company, as Warrant Agent, dated February 13, 1990 (3)

4.3	Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc. (16)

4.4	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A, the Form of Right Certificate, the Form of Assignment and Form of Election to Purchase (15)

10.1	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan Restated as of March 23, 1992 (5) *

10.2	1992 Non-Employee Director Stock Option Plan (6) *

10.3	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (7)

10.4	1996 Stock Incentive Plan (8) *

10.5	Agreement for Purchase and Sale of Assets dated as of July 3, 1996 by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (4)

10.6	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (9)

10.7	Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (10)

10.8	Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated September 28, 1995 (11)

Exhibit No.	Exhibit

10.9	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated March 2, 1998 (11)

10.10	Agreement and Plan of Merger by and Among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. dated January 13, 2000 (12)

10.11	I-Flow Corporation 2001 Equity Incentive Plan (2) *

10.20	Employment Agreement with Donald M. Earhart dated May 16, 1990 (13) *

10.21	Amendment #1 to Employment Agreement with Donald M. Earhart dated June 21, 2001 (2)*

10.22	Promissory Note with Donald M. Earhart dated June 15, 2001 (2)

10.23	Amended and Restated Employment Agreement with James J. Dal Porto dated June 21, 2001 (2) *

10.24	Employment Agreement with James R. Talevich dated June 30, 2000 (14) *

10.25	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001 (2) *

10.26	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (2) *

10.27	Agreement Re: Change in Control with James R. Talevich dated June 21, 2001 (2)*

21.	List of Subsidiaries

23.1	Independent Auditor's Consent

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K on August 3, 2001.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#33-32263-LA) declared effective February 1, 1990.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Report on Form 8-K dated July 22, 1996.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Post Effective Amendment to its Registration Statement (#33-41207-LA) declared effective November 6, 1992.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Form 10-K for its fiscal year ended December 31, 1991.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Form 10-K for its fiscal year ended December 31, 1995.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#333-16547) declared effective November 20, 1996.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Report on Form 8-K dated April 14, 1997.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Report on Form 8-K dated February 9, 1998.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Form 10-K for its fiscal year ended December 31, 1997.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Form 10-K for its fiscal year ended September 30, 1990.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Form 10-K for its fiscal year ended December 31, 2000.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2002.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement on Form S-3, filed February 10, 1997.