Form 10-Q
period 2002-03-31
I FLOW CORP /DE/
filed 2002-05-15
CIK 857728

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to________________________

Commission file number:    0-18338

I-Flow Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0121984

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20202 Windrow Drive, Lake Forest, CA	92630

(Address of Principal Executive Offices)	(Zip Code)

(949) 206-2700

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No

         As of May 10, 2002 there were 15,440,886 shares outstanding of common stock.

I-FLOW CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

I-FLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

ASSETS	(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$2,024,000	$2,033,000

Accounts receivable, net	9,665,000	10,010,000

Inventories, net	7,030,000	6,984,000

Prepaid expenses and other	425,000	353,000

Deferred taxes	2,294,000	2,294,000

Total current assets	21,438,000	21,674,000

Property, net	5,049,000	4,805,000

Goodwill, net	6,115,000	6,115,000

Other long-term assets	1,099,000	1,068,000

Deferred taxes	2,042,000	2,042,000

TOTAL	$35,743,000	$35,704,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$3,101,000	$3,115,000

Accrued payroll and related expenses	1,591,000	1,875,000

Income taxes payable	645,000	576,000

Current portion of long-term debt	190,000	221,000

Other liabilities	33,000	65,000

Total current liabilities	5,560,000	5,852,000

LONG-TERM DEBT, less current portion	47,000	83,000

STOCKHOLDERS’ EQUITY:

Preferred stock — $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2002 (unaudited) and December 31, 2001, respectively	—	—

Common stock — $0.001 par value; 40,000,000 shares authorized; 15,440,755 and 15,344,550 shares issued and outstanding at March 31, 2002 (unaudited) and December 31, 2001, respectively	42,495,000	42,274,000

Accumulated other comprehensive income	10,000	1,000

Accumulated deficit	(12,369,000)	(12,506,000)

Net stockholders’ equity	30,136,000	29,769,000

TOTAL	$35,743,000	$35,704,000

See accompanying notes to consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenues:

Net revenues	$8,550,000	$7,992,000

Costs and expenses:

Cost of sales	3,456,000	3,346,000

Selling and marketing	2,367,000	1,291,000

General and administrative	1,974,000	2,205,000

Product development	526,000	558,000

Total costs and expenses	8,323,000	7,400,000

Operating income	227,000	592,000

Interest expense (income), net	(1,000)	47,000

Income taxes	92,000	229,000

Net income	$136,000	$316,000

Net income per share

Basic	$0.01	$0.02

Diluted	$0.01	$0.02

Comprehensive Operations:

Net income	$136,000	$316,000

Foreign currency translation adjustment	9,000	(79,000)

Comprehensive income	$145,000	$237,000

See accompanying notes to consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$136,000	$316,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	479,000	682,000

Compensation expense related to stock option grants	201,000	135,000

Change in allowance for doubtful accounts	(23,000)	26,000

Change in inventory obsolescence reserve	54,000	(12,000)

Changes in operating assets and liabilities, net of effect of business acquisitions:

Accounts receivable	370,000	2,110,000

Inventories	(100,000)	(428,000)

Prepaid expenses and other	133,000	1,000

Accounts payable and accrued payroll and related expenses	(475,000)	(1,143,000)

Income taxes payable	69,000	207,000

Other liabilities	(33,000)	(5,000)

Net cash provided by operating activities	811,000	1,889,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Property acquisitions	(656,000)	(298,000)

Cash paid for acquisition	—	(165,000)

Change in other assets	(96,000)	(22,000)

Net cash used in investing activities	(752,000)	(485,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net repayments on line of credit	—	(500,000)

Payments on notes payable	(67,000)	(247,000)

Proceeds from exercise of stock options and warrants	22,000	3,000

Net cash used in financing activities	(45,000)	(744,000)

Effect of exchange rates on cash	(23,000)	(55,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,000)	605,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,033,000	1,184,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,024,000	$1,789,000

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$2,000	$57,000

Income tax payments	$22,000	$—

Liabilities issued and assumed in connection with acquisition:

Fair value of assets acquired (including intangibles)	$—	$165,000

Cash outflows for business acquisition	—	(165,000)

Common stock issued	—	—

Liabilities issued and assumed	$—	$—

See accompanying notes to consolidated financial statements.

I-FLOW CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation (the “Company”) at March 31, 2002 and the results of its operations and its cash flows for the three month periods ended March 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

The financial statements included herein should be read in conjunction with the financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 2002.

2.	Inventories

         Inventories consisted of the following:

	March 31,	December 31,
	2002	2001

Raw Materials	$4,579,000	$4,553,000

Work in Process	611,000	199,000

Finished Goods	1,840,000	2,232,000

Total	$7,030,000	$6,984,000

3.	Earnings Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the periods presented, excluding unvested restricted stock which the Company has a right to repurchase.

Diluted net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods utilizing the treasury stock method for stock options and unvested restricted stock.

The following is a reconciliation between the number of shares used in the basic and diluted net income per share calculations:

	Three Months Ended
	March 31,

(Amounts in thousands)	2002	2001

Net income	$136	$316

Basic net income per share
Weighted average number of common shares outstanding	15,366	15,010

Effect of dilutive securities:

Stock options and unvested restricted stock	844	493

Diluted net income per share
Weighted average number of common shares outstanding	16,210	15,503

Potential common shares of 4,123,000 and 4,147,000 have been excluded from diluted weighted average common shares for the three-month periods ended March 31, 2002 and 2001, respectively, as the effect would be anti-dilutive.

4.	Business Segments

The Company operates in two business segments: manufacturing and marketing of medical infusion products, and rentals of medical infusion pumps.

Business segment information is as follows for the three-month periods ended March 31, 2002 and 2001:

	Manufacturing and
(Amounts in thousands)	Marketing	Rentals	Consolidated

2002
Revenues	$6,059	$2,491	$8,550

Operating income (loss)	(378)	605	227

Assets	24,166	11,577	35,743

2001
Revenues	5,461	2,531	7,992

Operating income	139	453	592

Assets	22,209	11,695	33,904

5.	New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FASB also issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”), and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), in August and October 2001, respectively.

SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 superseded APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.

SFAS 142 addresses the financial accounting and reporting requirements for acquired goodwill and other intangible assets. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be required to subject these assets to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and becomes effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS 142 in January 2002. As of March 31, 2002, of the total net goodwill of $6,115,000, $3,476,000 has been allocated to the manufacturing and marketing segment and $2,639,000 has been allocated to the rentals segment. A reconciliation of net income is shown below for all periods presented to conform to the requirements of SFAS 142.

	Three Months Ended March 31,

	2002	2001

Reported net income	$136,000	$316,000

Add back: Goodwill amortization	—	246,000

Less: Tax effect of goodwill amortization	—	(103,000)

Adjusted net income	136,000	459,000

Basic and diluted earnings per share

Reported net income	0.01	0.02

Goodwill amortization	—	0.01

Adjusted net income	$0.01	$0.03

Amortizable intangible assets included in other long-term assets in the accompanying condensed consolidating balance sheets are as follows:

	As of March 31, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,449,000	$597,000	$852,000

Licensing Rights	150,000	98,000	52,000

Total	1,599,000	695,000	904,000

		As of December 31, 2001

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,457,000	$615,000	$842,000

Licensing Rights	150,000	90,000	60,000

Total	1,607,000	705,000	902,000

Amortization expense for the three months ended March 31, 2002 was $60,000. Amortization expense of intangible assets is expected to be approximately $230,000 in each of the next five fiscal years.

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

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated results of operations and financial position.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain disclosures made by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature, such as comments which express the Company’s opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believes,” “anticipates,” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ significantly from those expected, and readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report which seek to advise interested parties of the risks and other factors that affect the Company’s business, as well as in the Company’s reports on Forms 10-K, 10-Q and 8-K that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include reliance on the success of the home health care industry, the Company’s success in pursuing its direct sales strategy, the reimbursement system currently in place and future changes to that system, competition in the industry, economic conditions in foreign countries, technological changes and product availability. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

Results of Operations

Net revenues during the three-month period ended March 31, 2002 were $8,550,000 compared to $7,992,000 for the same period in the prior year, representing an increase of 7%. The net increase in revenues of $558,000 for the three-month period ended March 31, 2002 compared to the same period in the prior year was primarily due to an increase in regional anesthesia product revenues of $357,000 and an increase in international revenues of $318,000.

The Company incurred cost of sales of $3,456,000 and $3,346,000 during the three-month periods ended March 31, 2002 and 2001, respectively. This represents an increase of 3%. However, during the three-month period ended March 31, 2002, cost of sales as a percentage of net revenues decreased by approximately 2% mainly due to the increased average selling prices on the Company’s ON-Q Post-Operative Pain Relief System as a result of the change in distribution method from a third party distributor to a direct sales force selling to hospitals and other end-users.

Selling and marketing expenses for the three-month period ended March 31, 2002 increased over the same period in the prior year by $1,076,000, or 83%. The increase was primarily due to the additional costs associated with the new direct sales force and related marketing expenses necessary to support the ON-Q Post-Operative Pain Relief System. The Company acquired exclusive distribution rights for the ON-Q product from Ethicon-Endo Surgery, Inc. effective January 1, 2002.

General and administrative expenses for the three-month period ended March 31, 2002 decreased compared to the same period in the prior year by $231,000, or 10%. As a percentage of net revenues, general and administrative expenses decreased by 5%. This decrease was primarily due to a $246,000 decrease in goodwill amortization.

Product development expenses for the three-month period ended March 31, 2002 decreased compared to the same period in the prior year by $32,000, or 6%, due to decreased consulting expenses and pre-production material costs. The Company will continue to incur product development expenses as it continues its efforts to introduce new and improved technology and cost-efficient products into the market. As a percentage of net sales, product development expense decreased by 1%.

During the quarter ended March 31, 2002, the Company recorded income tax expense of $92,000, compared to income tax expense of $229,000 for the quarter ended March 31, 2001. The Company’s effective tax rate decreased slightly to 40.4% during the quarter ended March 31, 2002 from 42.0% in the prior year quarter.

Liquidity and Capital Resources

During the three-month period ended March 31, 2002, cash of $811,000 was provided by operating activities consisting of net income of $136,000 plus non-cash expenses of $960,000, less net changes in operating assets and liabilities of $285,000.

The Company used cash in investing activities during the three-month period ended March 31, 2002 aggregating $752,000, compared to $485,000 for the same period in the prior year. The expenditures in the three months ended March 31, 2002 consisted of $656,000 used to acquire leasehold improvements, furniture, fixtures and equipment for use in the Company’s operations along with a net outflow related to other assets of $96,000.

During the three-month period ended March 31, 2002, cash of $45,000 was used in financing activities consisting of $67,000 of payments on notes payable, partially offset by $22,000 in proceeds from the exercise of stock options.

As of March 31, 2002, the Company had cash and cash equivalents of $2,024,000 and net accounts receivable of $9,665,000. Management believes the Company’s funds are sufficient to provide for its projected needs for operation during the next 12 months. However, the Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FASB also issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”), and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), in August and October 2001, respectively.

SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 superseded APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.

SFAS 142 addresses the financial accounting and reporting requirements for acquired goodwill and other intangible assets. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be required to subject these assets to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and becomes effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS 142 in January 2002. As of March 31, 2002, of the total net goodwill of $6,115,000, $3,476,000 has been allocated to the manufacturing and marketing segment and $2,639,000 has been allocated to the rentals segment. A reconciliation of net income is shown below for all periods presented to conform to the requirements of SFAS 142.

	Three Months Ended March 31,

	2002	2001

Reported net income	$136,000	$316,000

Add back: Goodwill amortization	—	246,000

Less: Tax effect of goodwill amortization	—	(103,000)

Adjusted net income	136,000	459,000

Basic and diluted earnings per share

Reported net income	0.01	0.02

Goodwill amortization	—	0.01

Adjusted net income	$0.01	$0.03

Amortizable intangible assets included in other long-term assets in the accompanying condensed consolidating balance sheets are as follows:

	As of March 31, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,449,000	$597,000	$852,000

Licensing Rights	150,000	98,000	52,000

Total	1,599,000	695,000	904,000

	As of December 31, 2001

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,457,000	$615,000	$842,000

Licensing Rights	150,000	90,000	60,000

Total	1,607,000	705,000	902,000

Amortization expense for the three months ended March 31, 2002 was $60,000. Amortization expense of intangible assets is expected to be approximately $230,000 in each of the next five fiscal years.

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

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated results of operations and financial position.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

The Company has a subsidiary operating in Mexico. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company does not believe that this foreign currency market risk is material.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 23, 2002, The Company filed an action in the Superior Court of Orange County, California against dj Orthopedics, Inc. and Donjoy, LLC (collectively, “dj”). The Company’s Complaint alleges, among other matters, that dj has materially breached the Distribution Agreement, as amended, between the parties which relates to dj’s distribution of the Company’s PainBuster® infusion kits and Soaker™ Catheters. It is the Company’s strong contention that dj’s distribution rights are plainly and strictly limited under the Distribution Agreement to the orthopedic market, and that dj is specifically prohibited from soliciting, selling or accepting orders for these products to or from any customer for non-orthopedic applications. The Company’s complaint seeks monetary damages, injunctive relief and declaratory relief (including a determination that the Company may properly terminate the Distribution Agreement as a result of dj’s breach). Dj has not yet filed responsive pleadings, but has verbally advised that they will file a counter-claim of some kind or nature. Formal discovery has not yet commenced.

Item 2. Changes in Securities and Use of Proceeds

On February 26, 2002, the Board of Directors of the Company authorized and declared a dividend of one Right for each share of common stock of the Company. On March 8, 2002, the Company entered into a Rights Agreement with American Stock Transfer & Trust Company, as Rights Agent, and it filed a Certificate of Designation with the State of Delaware regarding its Series A Preferred Stock. The Company paid the Rights dividend to the holders of record of common stock as of the close of business on March 15, 2002. Currently, there are no separate Rights certificates. Each Right is attached to each share of Company common stock and trades automatically with the common stock. Rights will not be separable from common stock or exercisable, unless certain events described in the Rights Agreement occur. Common stock certificates issued after March 15, 2002 and prior to the Distribution Date (as defined in the Rights Agreement) will contain a notation incorporating the Rights Agreement by reference. Upon the occurrence of certain events described in the Rights Agreement, the Rights will separate from the common stock and may thereafter become exercisable to purchase additional securities. The Company’s Current Report on Form 8-K, filed March 13, 2002, and the exhibits attached thereto contain more information about the Rights, the Rights Agreement and the Series A Preferred Stock.

Item 6. Exhibits and Reports on Form 8-K (a) Exhibits

         Set forth below is a list of the exhibits included or incorporated by reference as part of this report:

Exhibit No.	Exhibit
2.1	Merger Agreement by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation, dated July 27, 2001 (1)

3.1	Certificate of Incorporation of I-Flow Corporation, a Delaware corporation (1)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (1)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (15)

Exhibit No.	Exhibit

4.1	Specimen Common Stock Certificate

4.2	Warrant Agreement between the Company and American Stock Transfer & Trust Company, as Warrant Agent, dated February 13, 1990 (3)

4.3	Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc. (16)

4.4	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A, the Form of Right Certificate, the Form of Assignment and Form of Election to Purchase (15)

10.1	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan Restated as of March 23, 1992 (5) *

10.2	1992 Non-Employee Director Stock Option Plan (6) *

10.3	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (7)

10.4	1996 Stock Incentive Plan (8) *

10.5	Agreement for Purchase and Sale of Assets dated as of July 3, 1996 by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (4)

10.6	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (9)

10.7	Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (10)

10.8	Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated September 28, 1995 (11)

10.9	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated March 2, 1998 (11)

10.10	Agreement and Plan of Merger by and Among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. dated January 13, 2000 (12)

10.11	I-Flow Corporation 2001 Equity Incentive Plan*(2)

10.20	Employment Agreement with Donald M. Earhart dated May 16, 1990 (13) *

10.21	Amendment #1 to Employment Agreement with Donald M. Earhart dated June 21, 2001*(2)

10.22	Promissory Note with Donald M. Earhart dated June 15, 2001(2)

10.23	Amended and Restated Employment Agreement with James J. Dal Porto dated June 21, 2001*(2)

Exhibit No.	Exhibit

10.24	Employment Agreement with James R. Talevich dated June 30, 2000 (14)*

10.25	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001*(2)

10.26	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001*(2)

10.27	Agreement Re: Change in Control with James R. Talevich dated June 21, 2001*(2)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K on August 3, 2001.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#33-32263-LA) declared effective February 1, 1990.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Report on Form 8-K dated July 22, 1996.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Post Effective Amendment to its Registration Statement (#33-41207-LA) declared effective November 6, 1992.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Form 10-K for its fiscal year ended December 31, 1991.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Form 10-K for its fiscal year ended December 31, 1995.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#333-16547) declared effective November 20, 1996.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Report on Form 8-K dated April 14, 1997.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Report on Form 8-K dated February 9, 1998.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Form 10-K for its fiscal year ended December 31, 1997.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Form 10-K for its fiscal year ended September 30, 1990.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Form 10-K for its fiscal year ended December 31, 2000.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2002.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement on Form S-3, filed February 10, 1997.

(b)	Reports on Form 8-K

On March 13, 2002, the Company filed a Report on Form 8-K to report that the Company’s Board of Directors had authorized and declared a dividend of one preferred stock purchase right for each share of Company common stock. The report also contained a description of the Rights.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 15, 2002	/s/ Donald M. Earhart Donald M. Earhart President, Chairman and Chief Executive Officer (As Duly Authorized Officer)

Date:	May 15, 2002	/s/ James R. Talevich James R. Talevich Chief Financial Officer (As Principal Financial Officer)

INDEX TO EXHIBITS

         Set forth below is a list of the exhibits included or incorporated by reference as part of this report:

Exhibit No.	Exhibit
2.1	Merger Agreement by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation, dated July 27, 2001 (1)

3.1	Certificate of Incorporation of I-Flow Corporation, a Delaware corporation (1)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (1)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (15)

4.1	Specimen Common Stock Certificate

4.2	Warrant Agreement between the Company and American Stock Transfer & Trust Company, as Warrant Agent, dated February 13, 1990 (3)

4.3	Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc. (16)

4.4	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A, the Form of Right Certificate, the Form of Assignment and Form of Election to Purchase (15)

10.1	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan Restated as of March 23, 1992 (5) *

10.2	1992 Non-Employee Director Stock Option Plan (6) *

10.3	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (7)

10.4	1996 Stock Incentive Plan (8) *

10.5	Agreement for Purchase and Sale of Assets dated as of July 3, 1996 by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (4)

10.6	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (9)

10.7	Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (10)

10.8	Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated September 28, 1995 (11)

10.9	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated March 2, 1998 (11)

Exhibit No.	Exhibit

10.10	Agreement and Plan of Merger by and Among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. dated January 13, 2000(12)

10.11	I-Flow Corporation 2001 Equity Incentive Plan*(2)

10.20	Employment Agreement with Donald M. Earhart dated May 16, 1990 (13) *

10.21	Amendment #1 to Employment Agreement with Donald M. Earhart dated June 21, 2001*(2)

10.22	Promissory Note with Donald M. Earhart dated June 15, 2001(2)

10.23	Amended and Restated Employment Agreement with James J. Dal Porto dated June 21, 2001*(2)

10.24	Employment Agreement with James R. Talevich dated June 30, 2000 (14) *

10.25	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001*(2)

10.26	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001*(2)

10.27	Agreement Re: Change in Control with James R. Talevich dated June 21, 2001*(2)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K on August 3, 2001.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#33-32263-LA) declared effective February 1, 1990.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Report on Form 8-K dated July 22, 1996.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Post Effective Amendment to its Registration Statement (#33-41207-LA) declared effective November 6, 1992.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Form 10-K for its fiscal year ended December 31, 1991.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Form 10-K for its fiscal year ended December 31, 1995.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#333-16547) declared effective November 20, 1996.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Report on Form 8-K dated April 14, 1997.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Report on Form 8-K dated February 9, 1998.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Form 10-K for its fiscal year ended December 31, 1997.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Form 10-K for its fiscal year ended September 30, 1990.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Form 10-K for its fiscal year ended December 31, 2000.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2002.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement on Form S-3, filed February 10, 1997.