Form 10-Q
period 2002-06-30
I FLOW CORP /DE/
filed 2002-08-14
CIK 857728

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to _______________________

Commission file number:      0-18338

I-Flow Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0121984

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20202 Windrow Drive, Lake Forest, CA	92630

(Address of Principal Executive Offices)	(Zip Code)

(949) 206-2700

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

As of August 12, 2002 there were 15,425,886 shares outstanding of common stock.

I-FLOW CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

Page

Part I: Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001	1

Condensed Consolidated Statements of Operations and Comprehensive Operations for the three and six-month periods ended June 30, 2002 and 2001 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2002 and 2001 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Part II: Other Information

Item 1. Legal Proceedings	15

Item 2. Changes in Securities and Use of Proceeds	15

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 6. Exhibits and Reports on Form 8-K	17

Signatures	20

I-FLOW CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,860,000	$2,033,000
Accounts receivable, net	9,955,000	10,010,000
Inventories, net	6,524,000	6,984,000
Prepaid expenses and other	745,000	353,000
Deferred taxes	2,294,000	2,294,000

Total current assets	21,378,000	21,674,000

Property, net	5,243,000	4,805,000
Goodwill, net	2,639,000	6,115,000
Other long-term assets	1,148,000	1,068,000
Deferred taxes	2,042,000	2,042,000

TOTAL	$32,450,000	$35,704,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,249,000	$3,115,000
Accrued payroll and related expenses	1,401,000	1,875,000
Income taxes payable	718,000	576,000
Current portion of long-term debt	145,000	221,000
Other liabilities	30,000	65,000

Total current liabilities	5,543,000	5,852,000

LONG-TERM DEBT, less current portion	17,000	83,000
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2002 (unaudited) and December 31, 2001, respectively	—	—
Common stock — $0.001 par value; 40,000,000 shares authorized; 15,425,886 and 15,344,550 shares issued and outstanding at June 30, 2002 (unaudited) and December 31, 2001, respectively	42,689,000	42,274,000
Accumulated other comprehensive income (loss)	(62,000)	1,000
Accumulated deficit	(15,737,000)	(12,506,000)

Net stockholders’ equity	26,890,000	29,769,000

TOTAL	$32,450,000	$35,704,000

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues	$9,505,000	$8,479,000	$18,055,000	$16,471,000
Costs and expenses:
Cost of sales	3,792,000	3,469,000	7,248,000	6,815,000
Selling and marketing	2,939,000	1,370,000	5,306,000	2,661,000
General and administrative	2,036,000	2,376,000	4,010,000	4,581,000
Product development	565,000	524,000	1,091,000	1,082,000

Total costs and expenses	9,332,000	7,739,000	17,655,000	15,139,000
Operating income	173,000	740,000	400,000	1,332,000
Interest expense (income), net	(4,000)	30,000	(5,000)	77,000
Income tax provision	71,000	311,000	163,000	540,000

Net income before effect of a change in accounting principle	106,000	399,000	242,000	715,000
Effect of a change in accounting principle:
Goodwill impairment	—	—	(3,474,000)	—

Net income (loss)	$106,000	$399,000	$(3,232,000)	$715,000

Net income per share, before effect of a change in accounting principle
Basic	$0.01	$0.03	$0.02	$0.05
Diluted	$0.01	$0.03	$0.02	$0.05
Loss per share from goodwill impairment
Basic	$—	$—	$(0.23)	$—
Diluted	$—	$—	$(0.22)	$—
Net income (loss) per share
Basic	$0.01	$0.03	$(0.21)	$0.05
Diluted	$0.01	$0.03	$(0.20)	$0.05
Comprehensive Operations:
Net income (loss)	$106,000	$399,000	$(3,232,000)	$715,000
Foreign currency translation gain (loss)	(72,000)	43,000	(62,000)	36,000

Comprehensive income (loss)	$34,000	$442,000	$(3,294,000)	$751,000

See accompanying notes to condensed consolidated financial statements

I-FLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,232,000)	$715,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	977,000	1,359,000
Goodwill impairment	3,474,000	—
Compensation expense related to stock option grants	392,000	310,000
Change in allowance for doubtful accounts	(237,000)	148,000
Change in inventory obsolescence reserve	87,000	(9,000)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	293,000	2,986,000
Inventories	373,000	(969,000)
Prepaid expenses and other	(305,000)	(158,000)
Accounts payable and accrued payroll and related expenses	(382,000)	(430,000)
Income taxes payable	142,000	284,000
Other liabilities	(44,000)	(48,000)

Net cash provided by operating activities	1,538,000	4,188,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(1,303,000)	(842,000)
Cash paid for acquisition	—	(165,000)
Change in other assets	(203,000)	(295,000)

Net cash used in investing activities	(1,506,000)	(1,302,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit	—	(500,000)
Principal payments on notes payable	(142,000)	(1,836,000)
Proceeds from exercise of stock options and warrants	23,000	20,000

Net cash used in financing activities	(119,000)	(2,316,000)

Effect of exchange rates on cash	(86,000)	(33,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(173,000)	537,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,033,000	1,184,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,860,000	$1,721,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,000	$90,000

Income tax payments	$22,000	$81,000

Liabilities issued and assumed in connection with acquisition:
Fair value of assets acquired (including intangibles)	$—	$165,000
Cash paid for business acquisition	—	(165,000)
Common stock issued	—	—

Liabilities assumed	$—	$—

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments, and a goodwill impairment charge related to a change in accounting principle) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at June 30, 2002 and the results of its operations and its cash flows for the three and six-month periods ended June 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

The financial statements included herein should be read in conjunction with the financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

Certain amounts previously reported have been reclassified to conform with the presentation at June 30, 2002.

2.	Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2002	2001

Raw Materials	$4,202,000	$4,553,000
Work in Process	719,000	199,000
Finished Goods	1,603,000	2,232,000

Total	$6,524,000	$6,984,000

3.	Earnings (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented, excluding unvested restricted stock which the Company has a right to repurchase in the event of early termination of employment.

Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods utilizing the treasury stock method for stock options and unvested restricted stock.

The following is a reconciliation between the number of shares used in the basic and diluted net income per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Amounts in thousands)	2002	2001	2002	2001

Net income before effect of a change in accounting principle	$106	$399	$242	$715

Net income (loss)	$106	$399	$(3,232)	$715

Basic net income per share
Weighted average number of common shares outstanding	15,363	15,249	15,358	15,154
Effect of dilutive securities:
Stock options and unvested restricted stock	670	393	754	430

Diluted net income per share
Weighted average number of common shares outstanding	16,033	15,642	16,112	15,584

Potential common shares of 4,351,000 and 4,267,000 have been excluded from diluted weighted average common shares for the three and six-month periods ended June 30, 2002, respectively, as the effect would be anti-dilutive.

Potential common shares of 3,959,000 and 3,922,000 have been excluded from diluted weighted average common shares for the three and six-month periods ended June 30, 2001, respectively, as the effect would be anti-dilutive.

4.	Business Segments

The Company operates in two business segments: manufacturing and marketing of medical infusion products, and rentals of medical infusion pumps.

Business segment information is as follows for the three-month periods ended June 30, 2002 and 2001:

	Manufacturing and
(Amounts in thousands)	Marketing	Rentals	Consolidated

Three months ended June 30, 2002
Revenues	$6,903	$2,602	$9,505
Operating income (loss)	(504)	677	173
Assets	20,443	12,007	32,450
Six months ended June 30, 2002
Revenues	12,962	5,093	18,055
Operating income (loss)	(882)	1,282	400
Assets	20,443	12,007	32,450
Three months ended June 30, 2001
Revenues	5,860	2,619	8,479
Operating income	121	619	740
Assets	22,467	11,243	33,710
Six months ended June 30, 2001
Revenues	11,321	5,150	16,471
Operating income	261	1,071	1,332
Assets	22,467	11,243	33,710

5.	New Accounting Pronouncements; Goodwill Impairment

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FASB also issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), and SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) in August 2001, October 2001 and July 2002, respectively.

SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 superseded APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. The Company’s adoption of the provisions of SFAS 141 has not had a material impact on the Company’s consolidated results of operations and financial position.

SFAS 142 addresses the financial accounting and reporting requirements for acquired goodwill and other intangible assets. The Company adopted the provisions of SFAS 142 in January 2002. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. The Company will perform its annual impairment review during the first quarter of each year, commencing in the first quarter of 2003.

Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 4. — Business Segments. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

In accordance with SFAS 142, the Company completed a test for impairment in June 2002 and concluded that consolidated goodwill in the amount of $3,474,000 was impaired. The Company recorded a non-cash charge of approximately $3,474,000 to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change, effective January 1, 2002, in the accompanying Consolidated Statements of Operations and Comprehensive Operations.

The total impairment amount of $3,474,000 is attributable to the Company’s manufacturing and marketing business segment, and represents the previously unamortized goodwill resulting from the Company’s purchase of substantially all of the assets of Block Medical, Inc., on July 22, 1996, and the Company’s acquisition of all of the outstanding stock of Spinal Specialties, Inc. on January 14, 2000. In calculating the impairment charge, the fair value of the impaired reporting unit comprising the operating segment was estimated using a market multiple methodology. The impairment of the goodwill associated with the manufacturing and marketing segment resulted from the low profitability of the business segment.

As of June 30, 2002, the goodwill of $2,639,000 deemed unimpaired is attributable to the Company’s rentals business segment. A reconciliation of net income is shown below for all periods presented to conform to the requirements of SFAS 142.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net income (loss)	$106,000	$399,000	$(3,232,000)	$715,000
Add back:
Goodwill amortization	—	246,000	—	493,000
Less: Tax effect of goodwill Amortization	—	(54,000)	—	(109,000)

Adjusted net income (loss)	106,000	591,000	(3,232,000)	1,099,000

Basic earnings per share
Reported net income (loss)	0.01	0.03	(0.21)	0.05
Goodwill adjustments	—	0.01	—	0.02

Adjusted net income (loss)	$0.01	$0.04	$(0.21)	$0.07

Diluted earnings per share
Reported net income (loss)	0.01	0.03	(0.20)	0.05
Goodwill adjustments	—	0.01	—	0.02

Adjusted net income (loss)	$0.01	$0.04	$(0.20)	$0.07

Had the impairment loss been recorded upon initial adoption of SFAS No. 142 during the first quarter of 2002, the net income and per share data for the three months ended March 31, 2002 would have been restated as follows:

Three months ended
March 31, 2002

Net income, as reported	$136,000
Cumulative effect of change in net income, as restated	(3,474,000)

Net loss, as restated	$(3,338,000)
Basic and diluted earnings per share, as reported	$0.01
Cumulative effect of change in net income, as restated
Basic	$(0.23)
Diluted	$(0.22)

Earnings per share, as restated
Basic	$(0.22)
Diluted	$(0.21)

Amortizable intangible assets included in other long-term assets in the accompanying condensed consolidating balance sheets are as follows:

	As of June 30, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,554,000	$626,000	$928,000
Licensing Rights	150,000	105,000	45,000

Total	$1,704,000	$731,000	$973,000

	As of December 31, 2001

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,457,000	$615,000	$842,000
Licensing Rights	150,000	90,000	60,000

Total	$1,607,000	$705,000	$902,000

Amortization expense for the three and six-months ended June 30, 2002 was $62,000 and $121,000, respectively, compared to $39,000 and $96,000 for the same periods in the prior year. Amortization expense of intangible assets is expected to be approximately $230,000 in each of the next five fiscal years. During the three and six month periods ended June 30, 2002, the Company acquired patents with an aggregate cost of $65,000 and $97,000, respectively. The Company amortizes patents over a period of 7 years.

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

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated results of operations and financial position.

SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, SFAS 146 supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain disclosures made by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature, such as comments that express the Company’s opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believes,” “anticipates,” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ significantly from those expected, and readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business, as well as in the Company’s reports on Forms 10-K, 10-Q and 8-K that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include reliance on the success of the home health care industry, the Company’s success in pursuing its direct sales strategy, the reimbursement system currently in place and future changes to that system, competition in the industry, economic and political conditions in foreign countries, inadequacy of booked reserves, technological changes and product availability. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

Significant Accounting Policies

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results are:

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment and passage of title. The Company also offers the right of return for defective products, and continuously monitors and tracks such product returns. Also, the Company records a provision for the estimated amount of future returns based on historical experience and notification of pending returns. While returns have historically been insignificant, the Company cannot guarantee that it will continue to experience the same return rates as in the past. Any significant increase in product returns could have a material adverse impact on the Company’s operating results for the period or periods in which the returns occur.

The Company recognizes rental revenues from medical pumps over the term of the related agreement, generally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which generally differ substantially from contractually allowable rates provided by third party payors such as Medicare, Medicaid and commercial insurance carriers. The Company records net rental revenues at the estimated realizable amounts from patients and third party payors. The Company experiences significant delays between the time of billing and the time of payment from many of these third party payors; however, it continuously monitors reimbursement rates from third party payors and timing of payments. Because of the delays in collection, the portion of the Company’s accounts receivable attributable to pump rentals is disproportionately larger than that segment’s relative revenue. Any significant change in reimbursement or collection rates could have a material impact on the Company’s operating results for the period or periods in which the change occurs.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history, expected purchases, and the customer’s current credit worthiness, as determined by the Company’s review. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances. The Company maintains an allowance for doubtful accounts which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customer collections issues. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, the Company may be required to book additional bad debt expense which could have a material adverse impact on the Company’s operating results for the period or periods in which such additional expense occurs.

In addition, for the Company’s rentals business segment, the Company maintains a contractual allowance representing the estimated portion of gross billings that will be ultimately uncollectible due to the substantial difference between the Company’s established pump rental rates and the contractually allowable rates provided by third party payors such as Medicare, Medicaid and commercial insurance carriers. If actual collections are less than previously estimated, this may indicate that net revenues and accounts receivable have been overstated, and the Company may be required to record an adjustment to revenue and the contractual allowance which could have a material adverse impact on the Company’s operating results for the period or periods in which such adjustment occurs.

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

Deferred Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If the Company continues to operate at a profit in the future and generates sufficient future taxable income, it could be required to reverse the current valuation allowance against the deferred tax assets which would result in a substantial decrease in the Company’s effective tax rate. Conversely, if the Company is unable to operate at a profit and unable to generate sufficient future taxable income, it could be required to establish an additional valuation allowance against all or a significant portion of its deferred tax assets resulting in a substantial increase in its effective tax rate and a material adverse impact on its operating results.

Results of Operations

Net revenues during the three and six-month periods ended June 30, 2002 were $9,505,000 and $18,055,000 compared to $8,479,000 and $16,471,000 for the same periods in the prior year, representing increases of 12% and 10%, respectively. The net increases in revenues of $1,026,000 and $1,584,000 for the three and six-month periods ended June 30, 2002 compared to the same periods in the prior year were primarily due to an increase in regional anesthesia product revenues of $1,190,000 and $1,547,000, respectively. The revenue increase over the prior year included substantially higher average selling prices for the Company’s ON-Q® Post-Operative Pain Relief System as a result of the change in distribution method from a third party distributor to a direct sales force selling to hospitals and other end users.

The Company incurred cost of sales of $3,792,000 and $7,248,000 during the three and six-month periods ended June 30, 2002 compared to $3,469,000 and $6,815,000 for the same periods in the prior year. This represents an increase of 9% and 6%, respectively. However, during the three and six-month periods ended June 30, 2002, cost of sales as a percentage of net revenues decreased by approximately 1% mainly due to the increased average selling prices on the Company’s ON-Q Post-Operative Pain Relief System as a result of the change in distribution method from a third party distributor to a direct sales force.

Selling and marketing expenses for the three and six-month periods ended June 30, 2002 increased over the same periods in the prior year by $1,569,000 or 115% and $2,645,000 or 99%, respectively. These increases were primarily due to the additional costs associated with the Company’s new direct sales force and related marketing expenses necessary to support the ON-Q Post-Operative Pain Relief System. The Company acquired exclusive distribution rights for the ON-Q product from Ethicon-Endo Surgery, Inc. effective January 1, 2002.

General and administrative expenses for the three and six-month periods ended June 30, 2002 decreased compared to the same periods in the prior year by $340,000 or 14% and $571,000 or 12%, respectively. As a percentage of net revenues, general and administrative expenses decreased by 7% and 6% for the three and six-month periods ended June 30, 2002, respectively. The decreases for the three and six-month periods ended June 30, 2002 were primarily due to decreases in goodwill amortization of $246,000 and $493,000, respectively, and reduced compensation expense.

Product development expenses for the three and six-month periods ended June 30, 2002 increased over the same periods in the prior year by $41,000 or 8% and $9,000 or 1%, respectively. These increases were due primarily to regulatory costs incurred for product testing and other outside services. The Company will continue to incur product development expenses as it continues its efforts to introduce new and improved technology and cost-efficient products into the market.

During the three and six-month periods ended June 30, 2002, the Company recorded income tax expense of $71,000 and $163,000, respectively, compared to income tax expense of $311,000 and $540,000 for the same periods in the prior year. The Company’s effective tax rate decreased slightly to 40.1% during the quarter ended June 30, 2002 from 43.8% in the prior year quarter. For the six months ended June 30, 2002, the effective tax rate was 40.2% compared to 43.0% for the six months ended June 30, 2001.

Liquidity and Capital Resources

During the six-month period ended June 30, 2002, cash of $1,538,000 was provided by operating activities consisting of a net loss of $3,232,000 plus non-cash expenses of $4,693,000 and net changes in operating assets and liabilities of $77,000.

The Company used cash in investing activities during the six-month period ended June 30, 2002 aggregating $1,506,000, compared to $1,303,000 for the same period in the prior year. The expenditures in the six months ended June 30, 2002 consisted of $1,303,000 used to acquire leasehold improvements, furniture, fixtures and equipment for use in the Company’s operations along with a net outflow related to other assets of $203,000. The Company currently expects expenditures for fixed assets to be relatively consistent for the remainder of the year.

During the six-month period ended June 30, 2002, cash of $119,000 was used in financing activities consisting of $142,000 of payments on notes payable, partially offset by $23,000 in proceeds from the exercise of stock options.

As of June 30, 2002, the Company had cash and cash equivalents of $1,860,000 and net accounts receivable of $9,955,000. Management believes the Company’s funds are sufficient to provide for its projected needs for operation during the next 12 months. However, the Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FASB also issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), and SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) in August 2001, October 2001 and July 2002, respectively.

SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 superseded APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. The Company’s adoption of the provisions of SFAS 141 has not had a material impact on the Company’s consolidated results of operations and financial position.

SFAS 142 addresses the financial accounting and reporting requirements for acquired goodwill and other intangible assets. The Company adopted the provisions of SFAS 142 in January 2002. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. The Company will perform its annual impairment review during the first quarter of each year, commencing in the first quarter of 2003.

Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 4. — Business Segments. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

In accordance with SFAS 142, the Company completed a test for impairment in June 2002 and concluded that consolidated goodwill in the amount of $3,474,000 was impaired. The Company recorded a non-cash charge of approximately $3,474,000 to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change, effective January 1, 2002, in the accompanying Consolidated Statements of Operations and Comprehensive Operations.

The total impairment amount of $3,474,000 is attributable to the Company’s manufacturing and marketing business segment, and represents the previously unamortized goodwill resulting from the Company’s purchase of substantially all of the assets of Block Medical, Inc., on July 22, 1996, and the Company’s acquisition of all of the outstanding stock of Spinal Specialties, Inc. on January 14, 2000. In calculating the impairment charge, the fair value of the impaired reporting unit comprising the operating segment was estimated using a market multiple methodology. The impairment of the goodwill associated with the manufacturing and marketing segment resulted from the low profitability of the business segment.

As of June 30, 2002, the goodwill of $2,639,000 deemed unimpaired is attributable to the Company’s rentals business segment. A reconciliation of net income is shown below for all periods presented to conform to the requirements of SFAS 142.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net income (loss)	$106,000	$399,000	$(3,232,000)	$715,000
Add back:
Goodwill amortization	—	246,000	—	493,000
Less: Tax effect of goodwill Amortization	—	(54,000)	—	(109,000)

Adjusted net income (loss)	106,000	591,000	(3,232,000)	1,099,000

Basic earnings per share
Reported net income (loss)	0.01	0.03	(0.21)	0.05
Goodwill amortization	—	0.01	—	0.02

Adjusted net income (loss)	$0.01	$0.04	$(0.21)	$0.07

Diluted earnings per share
Reported net income (loss)	0.01	0.03	(0.20)	0.05
Goodwill amortization	—	0.01	—	0.02

Adjusted net income (loss)	$0.01	$0.04	$(0.20)	$0.07

Had the impairment loss been recorded upon initial adoption of SFAS No. 142 during the first quarter of 2002, the net income and per share data for the three months ended March 31, 2002 would have been restated as follows:

Three months ended
March 31, 2002

Net income, as reported	$136,000
Cumulative effect of change in net income, as restated	(3,474,000)

Net loss, as restated	$(3,338,000)
Basic and diluted earnings per share, as reported	$0.01
Cumulative effect of change in net income, as restated
Basic	$(0.23)
Diluted	$(0.22)

Earnings (loss) per share, as restated
Basic	$(0.22)
Diluted	$(0.21)

Amortizable intangible assets included in other long-term assets in the accompanying condensed consolidating balance sheets are as follows:

	As of June 30, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,554,000	$626,000	$928,000
Licensing Rights	150,000	105,000	45,000

Total	$1,704,000	$731,000	$973,000

	As of December 31, 2001

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,457,000	$615,000	$842,000
Licensing Rights	150,000	90,000	60,000

Total	$1,607,000	$705,000	$902,000

Amortization expense for the three and six-months ended June 30, 2002 was $62,000 and $121,000, respectively, compared to $39,000 and $96,000 for the same periods in the prior year. Amortization expense of intangible assets is expected to be approximately $230,000 in each of the next five fiscal years. During the three and six month periods ended June 30, 2002, the Company acquired patents with an aggregate cost of $65,000 and $97,000, respectively. The Company amortizes patents over a period of 7 years.

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

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated results of operations and financial position.

SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, SFAS 146 supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency

The Company has a subsidiary operating in Mexico. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 23, 2002, the Company filed an action in the Superior Court of Orange County, California against dj Orthopedics, Inc. and Donjoy, LLC (collectively, “dj”). The Company’s Complaint alleged, among other matters, that dj materially breached the Distribution Agreement, as amended, between the parties which relates to dj’s distribution of the Company’s PainBuster® infusion kits and SoakerTM Catheters. In August 2002, the parties entered into a settlement agreement that included mutual releases and results in the continuation of the Distribution Agreement.

Item 2. Changes in Securities and Use of Proceeds

On May 23, 2002, at the annual meeting of stockholders, the stockholders of the Company approved a proposal to amend and restate the Company’s Certificate of Incorporation to provide for the classification of the board of directors into three classes with staggered terms of office. On May 29, 2002, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware which created a classified board of directors having three classes with staggered terms of office. The identity, classification, and term of service for each director is discussed below under the heading “Reports on Form 8-K.”

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The 2002 Annual Meeting of Stockholders of the Company was held on May 23, 2002

(b)	All of the directors nominated for election by the Company’s board of directors, as described in the Company’s proxy statement, were elected.

(c)	Matters voted upon at the meeting and the votes cast with respect to each such matter were as follows:

Proposals and Vote Tabulations

	Votes Cast

Proposal by the Board of Directors	For	Against	Abstain	Broker Non-Votes

To approve and adopt an amended and restated certificate of incorporation to establish a classified board of directors having three classes with staggered three-year terms.	7,967,846	1,512,620	77,641	5,031,799
To amend the I-Flow Corporation 2001 Equity Incentive Plan to make non-employee directors eligible to receive grants under the plan.	11,838,190	2,636,113	115,603	—
To amend the I-Flow Corporation 2001 Equity Incentive Plan to increase the number of shares of common stock available for grant by 2,250,000 and to reserve an additional 2,250,000 shares of common stock for issuance under the plan.	6,541,840	2,924,907	91,360	5,031,799
To ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditor for the fiscal year ending December 31, 2002.	14,263,741	267,063	59,102	—

Election of Directors

Each of the directors listed below was elected and will continue to serve on the Company’s board of directors. The term of service for each director is discussed below under the heading “Reports on Form 8-K.”

Director	Votes Received	Votes Withheld

John H. Abeles, M.D.	14,096,770	493,136
James J. Dal Porto	14,096,770	493,136
Donald M. Earhart	14,016,177	573,729
Jack H. Halperin, Esq	14,016,177	573,729
Joel S. Kanter	14,016,177	573,729
Erik H. Loudon	14,016,177	573,729
Henry Tsutomu Tai, Ph.D., M.D.	14,096,770	493,136

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Set forth below is a list of the exhibits included or incorporated by reference as part of this report:

Exhibit No.	Exhibit

2.1	Merger Agreement by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation, dated July 27, 2001(1)

3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware corporation(17)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation(1)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock(15)

4.1	Specimen Common Stock Certificate(18)

4.2	Warrant Agreement between the Company and American Stock Transfer & Trust Company, as Warrant Agent, dated February 13, 1990(3)

4.3	Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc.(16)

4.4	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A, the Form of Right Certificate, the Form of Assignment and Form of Election to Purchase(15)

10.1	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan Restated as of March 23, 1992(5)*

10.2	1992 Non-Employee Director Stock Option Plan(6)*

10.3	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996(7)

10.4	1996 Stock Incentive Plan(8)*

10.5	Agreement for Purchase and Sale of Assets dated as of July 3, 1996 by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc.(4)

10.6	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997(9)

10.7	Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc.(10)

10.8	Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated September 28, 1995(11)

10.9	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated March 2, 1998(11)

10.10	Agreement and Plan of Merger by and Among I-Flow Corporation, Spinal Acquisition Corp., Spinal

Exhibit No.	Exhibit

Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. dated January 13, 2000(12)

10.11	I-Flow Corporation 2001 Equity Incentive Plan*

10.20	Employment Agreement with Donald M. Earhart dated May 16, 1990(13)*

10.21	Amendment #1 to Employment Agreement with Donald M. Earhart dated June 21, 2001(2)*

10.22	Promissory Note with Donald M. Earhart dated June 15, 2001(2)

10.23	Amended and Restated Employment Agreement with James J. Dal Porto dated June 21, 2001(2)*

10.24	Employment Agreement with James R. Talevich dated June 30, 2000(14)*

10.25	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001(2)*

10.26	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001(2)*

10.27	Agreement Re: Change in Control with James R. Talevich dated June 21, 2001(2)*

99.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#33-32263-LA) declared effective February 1, 1990.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Post Effective Amendment to its Registration Statement (#33-41207-LA) declared effective November 6, 1992.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1991.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#333-16547) declared effective November 20, 1996.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated April 14, 1997.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated February 9, 1998.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 1990.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2002.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement on Form S-3, filed February 10, 1997.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 31, 2002.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(b)	Reports on Form 8-K

On May 31, 2002, the Company filed a Current Report on Form 8-K to report that it had, on May 29, 2002 filed an Amended and Restated Certificate of Incorporation with the State of Delaware which Certificate of Incorporation created a classified board of directors having three classes with staggered terms of office. The Class I directors, Jack H. Halperin and James J. Dal Porto, will serve on the board of directors until the 2003 Annual Meeting of Stockholders, the Class II directors, Joel S. Kanter and Erik H. Loudon, will serve on the board of directors until the 2004 Annual Meeting of Stockholders. The Class III directors, Dr. John H. Abeles, Donald M. Earhart and Dr. Henry Tai, will serve on the board of directors until the 2005 Annual Meeting of Stockholders. The directors were elected, and the Amended and Restated Certificate of Incorporation was approved, by the Company’s stockholders at the 2002 Annual Meeting of Stockholders held on May 23, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 14, 2002	/s/ Donald M. Earhart Donald M. Earhart President, Chairman and Chief Executive Officer (As Duly Authorized Officer)

Date:	August 14, 2002	/s/ James R. Talevich James R. Talevich Chief Financial Officer (As Principal Financial Officer)

INDEX TO EXHIBITS

     Set forth below is a list of the exhibits included or incorporated by reference as part of this report:

Exhibit No.	Exhibit

2.1	Merger Agreement by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation, dated July 27, 2001(1)

3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware corporation(17)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation(1)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock(15)

4.1	Specimen Common Stock Certificate(18)

4.2	Warrant Agreement between the Company and American Stock Transfer & Trust Company, as Warrant Agent, dated February 13, 1990(3)

4.3	Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc.(16)

4.4	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A, the Form of Right Certificate, the Form of Assignment and Form of Election to Purchase(15)

10.1	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan Restated as of March 23, 1992(5) *

10.2	1992 Non-Employee Director Stock Option Plan(6)*

10.3	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996(7)

10.4	1996 Stock Incentive Plan(8)*

10.5	Agreement for Purchase and Sale of Assets dated as of July 3, 1996 by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc.(4)

10.6	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997(9)

10.7	Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc.(10)

10.8	Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated September 28, 1995(11)

10.9	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated March 2, 1998(11)

10.10	Agreement and Plan of Merger by and Among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. dated January 13, 2000(12)

Exhibit No.	Exhibit

10.11	I-Flow Corporation 2001 Equity Incentive Plan*

10.20	Employment Agreement with Donald M. Earhart dated May 16, 1990(13)*

10.21	Amendment #1 to Employment Agreement with Donald M. Earhart dated June 21, 2001(2)*

10.22	Promissory Note with Donald M. Earhart dated June 15, 2001(2)

10.23	Amended and Restated Employment Agreement with James J. Dal Porto dated June 21, 2001(2)*

10.24	Employment Agreement with James R. Talevich dated June 30, 2000(14)*

10.25	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001(2)*

10.26	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001(2)*

10.27	Agreement Re: Change in Control with James R. Talevich dated June 21, 2001(2)*

99.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#33-32263-LA) declared effective February 1, 1990.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Post Effective Amendment to its Registration Statement (#33-41207-LA) declared effective November 6, 1992.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1991.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#333-16547) declared effective November 20, 1996.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated April 14, 1997.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated February 9, 1998.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 1990.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2002.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement on Form S-3, filed February 10, 1997.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 31, 2002.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.