Form 10-Q
period 2002-09-30
I FLOW CORP /DE/
filed 2002-11-14
CIK 857728

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	0-18338

I-Flow Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0121984

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20202 Windrow Drive, Lake Forest, CA	92630

(Address of Principal Executive Offices)	(Zip Code)

(949) 206-2700

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  Yes    [   ]  No

As of October 31, 2002 there were 15,452,638 shares outstanding of common stock.

I-FLOW CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

I-FLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,106,000	$2,033,000
Accounts receivable, net	9,987,000	10,010,000
Inventories, net	6,932,000	6,984,000
Prepaid expenses and other	555,000	353,000
Deferred taxes	2,294,000	2,294,000

Total current assets	21,874,000	21,674,000

Property, net	5,333,000	4,805,000
Goodwill, net	2,639,000	6,115,000
Other long-term assets	1,228,000	1,068,000
Deferred taxes	2,042,000	2,042,000

TOTAL	$33,116,000	$35,704,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,367,000	$3,115,000
Accrued payroll and related expenses	1,644,000	1,875,000
Income taxes payable	760,000	576,000
Current portion of long-term debt	110,000	221,000
Other liabilities	38,000	65,000

Total current liabilities	5,919,000	5,852,000

LONG-TERM DEBT, less current portion	9,000	83,000
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2002 (unaudited) and December 31, 2001, respectively	—	—
Common stock — $0.001 par value; 40,000,000 shares authorized; 15,441,931 and 15,344,550 shares issued and outstanding at September 30, 2002 (unaudited) and December 31, 2001, respectively	42,898,000	42,274,000
Accumulated other comprehensive income (loss)	(80,000)	1,000
Accumulated deficit	(15,630,000)	(12,506,000)

Net stockholders’ equity	27,188,000	29,769,000

TOTAL	$33,116,000	$35,704,000

See accompanying notes to unaudited condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues	$9,639,000	$7,991,000	$27,694,000	$24,462,000
Costs and expenses:
Cost of sales	3,711,000	3,303,000	10,959,000	10,118,000
Selling and marketing	3,103,000	1,199,000	8,409,000	3,860,000
General and administrative	2,106,000	2,236,000	6,116,000	6,817,000
Product development	542,000	493,000	1,633,000	1,575,000

Total costs and expenses	9,462,000	7,231,000	27,117,000	22,370,000
Operating income	177,000	760,000	577,000	2,092,000
Interest expense (income), net	—	(28,000)	(5,000)	49,000
Income tax provision	70,000	377,000	233,000	917,000

Net income before effect of a change in accounting principle	107,000	411,000	349,000	1,126,000
Effect of a change in accounting principle:
Goodwill impairment	—	—	(3,474,000)	—

Net income (loss)	$107,000	$411,000	$(3,125,000)	$1,126,000

Net income per share, before effect of change in accounting principle
Basic	$0.01	$0.03	$0.02	$0.07
Diluted	$0.01	$0.03	$0.02	$0.07
Loss per share from goodwill impairment
Basic	$—	$—	$(0.22)	$—
Diluted	$—	$—	$(0.22)	$—
Net income (loss) per share
Basic	$0.01	$0.03	$(0.20)	$0.07
Diluted	$0.01	$0.03	$(0.20)	$0.07
Comprehensive Operations:
Net income (loss)	$107,000	$411,000	$(3,125,000)	$1,126,000
Foreign currency translation gain (loss)	(18,000)	(26,000)	(81,000)	(62,000)

Comprehensive income (loss)	$89,000	$385,000	$(3,206,000)	$1,064,000

See accompanying notes to unaudited condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,125,000)	$1,126,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,515,000	2,010,000
Goodwill impairment	3,474,000	—
Compensation expense related to stock option grants	577,000	465,000
Change in allowance for doubtful accounts	(407,000)	77,000
Changes in operating assets and liabilities (net of acquisition assets and liabilities):
Accounts receivable	431,000	3,416,000
Inventories	53,000	(2,541,000)
Prepaid expenses and other current assets	(121,000)	(93,000)
Accounts payable, accrued payroll and related expenses	(30,000)	86,000
Income taxes payable	184,000	612,000
Other liabilities	(21,000)	(72,000)

Net cash provided by operating activities	2,530,000	5,086,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(1,865,000)	(1,360,000)
Cash paid for acquisition	—	(165,000)
Change in other assets	(350,000)	(347,000)

Net cash used in investing activities	(2,215,000)	(1,872,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) from line of credit	—	(500,000)
Principal payments on notes payable	(186,000)	(1,906,000)
Proceeds from exercise of stock options and warrants	48,000	99,000

Net cash used in financing activities	(138,000)	(2,307,000)

Effect of exchange rates on cash	(104,000)	(66,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	73,000	841,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,033,000	1,184,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,106,000	$2,025,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$11,000	$92,000

Income tax payments	$49,000	$321,000

Liabilities issued and assumed in connection with acquisition:
Fair value of assets acquired (including intangibles)	$—	$165,000
Cash outflows for business acquisition	—	(165,000)
Common stock issued	—	—

Liabilities issued and assumed	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

I-FLOW CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments, and a goodwill impairment charge related to a change in accounting principle) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at September 30, 2002 and the results of its operations and its cash flows for the three and nine-month periods ended September 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

The financial statements included herein should be read in conjunction with the financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

Certain amounts previously reported have been reclassified to conform with the presentation at September 30, 2002.

2.	Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2002	2001

Raw Materials	$4,361,000	$4,553,000
Work in Process	826,000	199,000
Finished Goods	1,745,000	2,232,000

Total	$6,932,000	$6,984,000

3.	Earnings (Loss) Per Share

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

The following is a reconciliation between the number of shares used in the basic and diluted net income per share calculations:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(Amounts in thousands)	2002	2001	2002	2001

Net income before effect of a change in accounting principle	$107	$411	$349	$1,126

Net income (loss)	$107	$411	$(3,125)	$1,126

Basic net income per share
Weighted average number of common shares outstanding	15,367	15,293	15,361	15,200
Effect of dilutive securities:
Stock options and unvested restricted stock	334	663	588	498

Diluted net income per share
Weighted average number of common shares outstanding	15,701	15,956	15,949	15,698

Potential common shares of 4,571,000 and 4,317,000 have been excluded from diluted weighted average common shares for the three and nine-month periods ended September 30, 2002, respectively, as the effect would be anti-dilutive.

Potential common shares of 3,574,000 and 3,739,000 have been excluded from diluted weighted average common shares for the three and nine-month periods ended September 30, 2001, respectively, as the effect would be anti-dilutive.

4.	Business Segments

The Company operates in two business segments: manufacturing and marketing of medical infusion products, and rentals of medical infusion pumps.

Business segment information is as follows for the three and nine-month periods ended September 30, 2002 and 2001:

	Manufacturing
(Amounts in thousands)	and Marketing	Rentals	Consolidated

Three months ended September 30, 2002
Revenues	$7,122	$2,517	$9,639
Operating income (loss)	(465)	642	177
Assets	21,715	11,401	33,116
Nine months ended September 30, 2002
Revenues	20,084	7,610	27,694
Operating income (loss)	(1,347)	1,924	577
Assets	21,715	11,401	33,116
Three months ended September 30, 2001
Revenues	5,518	2,473	7,991
Operating income	323	437	760
Assets	23,871	11,183	35,054
Nine months ended September 30, 2001
Revenues	16,839	7,623	24,462
Operating income	584	1,508	2,092
Assets	23,871	11,183	35,054

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

SFAS 142 addresses the financial accounting and reporting requirements for acquired goodwill and other intangible assets. The Company adopted the provisions of SFAS 142 in January 2002. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. The Company will perform its annual impairment review during the first quarter of each year, commencing in the first quarter of 2003 or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has likely occurred.

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

In accordance with SFAS 142, the Company completed a test for impairment in June 2002 and concluded that consolidated goodwill in the amount of $3,474,000 was impaired. The Company recorded a non-cash charge of approximately $3,474,000 to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change, effective January 1, 2002, in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Operations.

The total impairment amount of $3,474,000 is attributable to the Company’s manufacturing and marketing business segment, and represents the previously unamortized goodwill resulting from the Company’s purchase of substantially all of the assets of Block Medical, Inc. on July 22, 1996, and the Company’s acquisition of all of the outstanding stock of Spinal Specialties, Inc. on January 14, 2000. In calculating the impairment charge, the fair value of the impaired reporting unit comprising the operating segment was estimated using a market multiple methodology. The impairment of the goodwill associated with the manufacturing and marketing segment resulted from the low profitability of the business segment.

As of September 30, 2002, the goodwill of $2,639,000 deemed unimpaired is attributable to the Company’s rentals business segment. A reconciliation of net income is shown below for all periods presented to conform to the requirements of SFAS 142.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income (loss)	$107,000	$411,000	$(3,125,000)	$1,126,000
Add back:
Goodwill amortization	—	187,000	—	680,000
Less: Tax effect of goodwill
Amortization	—	(41,000)	—	(151,000)

Adjusted net income (loss)	107,000	557,000	(3,125,000)	1,655,000

Basic earnings per share
Reported net income (loss)	0.01	0.03	(0.20)	0.07
Goodwill adjustments	—	0.01	—	0.04

Adjusted net income (loss)	$0.01	$0.04	$(0.20)	$0.11

Diluted earnings per share
Reported net income (loss)	0.01	0.03	(0.20)	0.07
Goodwill adjustments	—	—	—	0.04

Adjusted net income (loss)	$0.01	$0.03	$(0.20)	$0.11

Had the impairment loss been recorded upon initial adoption of SFAS No. 142 during the first quarter of 2002, the net income and per share data for the three months ended March 31, 2002 would have been restated as follows:

Three Months Ended
March 31, 2002

Net income, as reported	$136,000
Cumulative effect of change in net income, as restated	(3,474,000)

Net loss, as restated	(3,338,000)

Basic and diluted earnings per share, as reported	$0.01

Cumulative effect of change in net income, as restated
Basic	$(0.23)
Diluted	$(0.22)

Earnings per share, as restated
Basic	$(0.22)
Diluted	$(0.21)

Amortizable intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets are as follows:

	As of September 30, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,680,000	$667,000	$1,013,000
Licensing Rights	150,000	112,000	38,000

Total	$1,830,000	$779,000	$1,051,000

	As of December 31, 2001

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,457,000	$615,000	$842,000
Licensing Rights	150,000	90,000	60,000

Total	$1,607,000	$705,000	$902,000

Amortization expense for the three and nine-month periods ended September 30, 2002 was $63,000 and $184,000, respectively, compared to $58,000 and $154,000 for the same periods in the prior year. Amortization expense of intangible assets is expected to be approximately $230,000 in each of the next five fiscal years. During the three and nine-month periods ended September 30, 2002, the Company acquired patents with an aggregate cost of $126,000 and $223,000, respectively. The Company amortizes patents over a period of 7 years.

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

SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

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

Inventories

The Company values inventory at the lower of the actual cost to purchase or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand and production requirements for the next two years. A significant increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, the Company’s estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have over-reported cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company seeks to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and reported operating results.

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

Goodwill and Other Intangibles

The Company performs a review for impairment of the carrying value of goodwill on an annual basis and more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. In determining the fair value of the entire Company, the Company considers the market price of the Company’s common stock and various other factors. If the fair value of a reporting unit of the Company is less than the net book value of the reporting unit, the Company may potentially be required to record an impairment loss for goodwill that could have a material adverse impact on the Company’s operating results for the period in which such impairment loss was recorded.

Results of Operations

Net revenues during the three and nine-month periods ended September 30, 2002 were $9,639,000 and $27,694,000 compared to $7,991,000 and $24,462,000 for the same periods in the prior year, representing increases of 21% and 13%, respectively. The net increases in revenues of $1,648,000 and $3,232,000 for the three and nine-month periods ended September 30, 2002 compared to the same periods in the prior year were primarily due to increases in regional anesthesia product revenues of $1,160,000 and $2,714,000, respectively. The revenue increase over the prior year included substantially higher average selling prices for the Company’s ON-Q® Post-Operative Pain Relief System as a result of the change in distribution method from a third party distributor to a direct sales force selling to hospitals and other end users.

The Company incurred cost of sales of $3,711,000 and $10,959,000 during the three and nine-month periods ended September 30, 2002 compared to $3,303,000 and $10,118,000 for the same periods in the prior year. This represents an increase of 12% and 8%, respectively. However, during the three and nine-month periods ended September 30, 2002, cost of sales as a percentage of net revenues decreased from the comparable prior year periods by approximately 3% and 2%, respectively, primarily due to the increased average selling prices on the Company’s ON-Q Post-Operative Pain Relief System as a result of the change in distribution method from a third party distributor to a direct sales force.

Selling and marketing expenses for the three and nine-month periods ended September 30, 2002 increased over the same periods in the prior year by $1,904,000 or 159% and $4,549,000 or 118%, respectively. These increases were primarily due to the additional costs associated with the Company’s new direct sales force and related marketing expenses and infrastructure necessary to support the ON-Q Post-Operative Pain Relief System. The Company assumed exclusive distribution rights for the ON-Q product from Ethicon-Endo Surgery, Inc., effective January 1, 2002.

General and administrative expenses for the three-month period ended September 30, 2002 decreased by $130,000, or 6% compared to the same period in the prior year, while such expenses for the nine-month period ended September 30, 2002 decreased by $701,000, or 10%. As a percentage of net revenues, general and administrative expenses decreased by 6% for both the three and nine-month periods ended September 30, 2002. The decreases for the three and nine-month periods ended September 30, 2002 were primarily due to decreases in goodwill amortization of $187,000 and $680,000, respectively, and reduced compensation expense.

Product development expenses for the three and nine-month periods ended September 30, 2002 increased over the same periods in the prior year by $49,000 or 10% and $58,000 or 4%, respectively. These increases were primarily due to increased consulting expenses and other outside services. The Company will continue to incur product development expenses as it continues its efforts to introduce new and improved technology and cost-efficient products into the market.

During the three and nine-month periods ended September 30, 2002, the Company recorded income tax expense of $70,000 and $233,000, respectively, compared to income tax expense of $377,000 and $917,000 for the same periods in the prior year. The Company’s effective tax rate decreased to 39.5% during the quarter ended September 30, 2002 from 47.8% in the quarter ended September 30, 2001, which included a $23,000 year-to-date adjustment of the estimated provision for federal income taxes. For the nine months ended September 30, 2002, the effective tax rate was 40.0% compared to 44.9% for the nine months ended September 30, 2001.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2002, cash of $2,530,000 was provided by operating activities consisting of a net loss of $3,125,000 plus non-cash expenses of $5,159,000 and net changes in operating assets and liabilities of $496,000.

The Company used cash in investing activities during the nine-month period ended September 30, 2002 aggregating $2,215,000, compared to $1,872,000 for the same period in the prior year. The expenditures in the nine months ended September 30, 2002 consisted of $1,865,000 used to acquire computer equipment, purchased software, leasehold improvements, furniture, fixtures, tooling and equipment for use in the Company’s operations along with a net outflow related to other assets, primarily patents, of $350,000. The Company currently expects expenditures for fixed assets to be relatively consistent for the remainder of the year.

During the nine-month period ended September 30, 2002, cash of $138,000 was used in financing activities consisting of $186,000 of payments on notes payable, partially offset by $48,000 in proceeds from the exercise of stock options.

As of September 30, 2002, the Company had cash and cash equivalents of $2,106,000 and net accounts receivable of $9,987,000. Management believes the Company’s funds are sufficient to provide for its projected needs for operation during the next 12 months. However, the Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes.

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

SFAS 142 addresses the financial accounting and reporting requirements for acquired goodwill and other intangible assets. The Company adopted the provisions of SFAS 142 in January 2002. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. The Company will perform its annual impairment review during the first quarter of each year, commencing in the first quarter of 2003 or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has likely occurred.

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

In accordance with SFAS 142, the Company completed a test for impairment in June 2002 and concluded that consolidated goodwill in the amount of $3,474,000 was impaired. The Company recorded a non-cash charge of approximately $3,474,000 to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change, effective January 1, 2002, in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Operations.

The total impairment amount of $3,474,000 is attributable to the Company’s manufacturing and marketing business segment, and represents the previously unamortized goodwill resulting from the Company’s purchase of substantially all of the assets of Block Medical, Inc. on July 22, 1996, and the Company’s acquisition of all of the outstanding stock of Spinal Specialties, Inc. on January 14, 2000. In calculating the impairment charge, the fair value of the impaired reporting unit comprising the operating segment was estimated using a market multiple methodology. The impairment of the goodwill associated with the manufacturing and marketing segment resulted from the low profitability of the business segment.

As of September 30, 2002, the goodwill of $2,639,000 deemed unimpaired is attributable to the Company’s rentals business segment. A reconciliation of net income is shown below for all periods presented to conform to the requirements of SFAS 142.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income (loss)	$107,000	$411,000	$(3,125,000)	$1,126,000
Add back:
Goodwill amortization	—	187,000	—	680,000
Less: Tax effect of goodwill Amortization	—	(41,000)	—	(151,000)

Adjusted net income (loss)	107,000	557,000	(3,125,000)	1,655,000

Basic earnings per share
Reported net income (loss)	0.01	0.03	(0.20)	0.07
Goodwill adjustments	—	0.01	—	0.04

Adjusted net income (loss)	$0.01	$0.04	$(0.20)	$0.11

Diluted earnings per share
Reported net income (loss)	0.01	0.03	(0.20)	0.07
Goodwill adjustments	—	—	—	0.04

Adjusted net income (loss)	$0.01	$0.03	$(0.20)	$0.11

Had the impairment loss been recorded upon initial adoption of SFAS No. 142 during the first quarter of 2002, the net income and per share data for the three months ended March 31, 2002 would have been restated as follows:

Three Months Ended
March 31, 2002

Net income, as reported	$136,000
Cumulative effect of change in net income, as restated	(3,474,000)

Net loss, as restated	(3,338,000)

Basic and diluted earnings per share, as reported	$0.01

Cumulative effect of change in net income, as restated
Basic	$(0.23)
Diluted	$(0.22)

Earnings (loss) per share, as restated
Basic	$(0.22)
Diluted	$(0.21)

Amortizable intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets are as follows:

	As of September 30, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,680,000	$667,000	$1,013,000
Licensing Rights	150,000	112,000	38,000

Total	$1,830,000	$779,000	$1,051,000

	As of December 31, 2001

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,457,000	$615,000	$842,000
Licensing Rights	150,000	90,000	60,000

Total	$1,607,000	$705,000	$902,000

Amortization expense for the three and nine-month periods ended September 30, 2002 was $63,000 and $184,000, respectively, compared to $58,000 and $154,000 for the same periods in the prior year. Amortization expense of intangible assets is expected to be approximately $230,000 in each of the next five fiscal years. During the three and nine-month periods ended September 30, 2002, the Company acquired patents with an aggregate cost of $126,000 and $223,000, respectively. The Company amortizes patents over a period of 7 years.

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

SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency

The Company has a subsidiary operating in Mexico. Accordingly, the Company is exposed to transaction gains and losses that could result from fluctuations in foreign currency exchange rates. The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.

Item 4. CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in our Form 10-Q for the quarterly period ended June 30, 2002, the Company filed an action in the Superior Court of Orange County, California, on April 23, 2002, against dj Orthopedics, Inc. and Donjoy, LLC (collectively, “dj”). The Company’s complaint alleged, among other matters, that dj materially breached the Distribution Agreement, as amended, between the parties which relates to dj’s distribution of the Company’s PainBuster® infusion kits and Soaker™ Catheters. In August 2002, the parties entered into a settlement agreement that included mutual releases and results in the continuation of the Distribution Agreement.

Item 5. Other Information

Our Audit Committee did not pre-approve any non-audit services by our independent auditors during the period covered by this report.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Set forth below is a list of the exhibits included or incorporated by reference as part of this report:

Exhibit No.	Exhibit

2.1	Merger Agreement by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation, dated July 27, 2001 (1)
3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware corporation (17)
3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (1)
3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (15)
4.1	Specimen Common Stock Certificate (18)
4.2	Warrant Agreement between the Company and American Stock Transfer & Trust Company, as Warrant Agent, dated February 13, 1990 (3)
4.3	Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc. (16)
4.4	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A, the Form of Right Certificate, the Form of Assignment and Form of Election to Purchase (15)
10.1	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan Restated as of March 23, 1992 (5) *
10.2	1992 Non-Employee Director Stock Option Plan (6) *
10.3	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (7)
10.4	1996 Stock Incentive Plan (8) *

Exhibit No.	Exhibit

10.5	Agreement for Purchase and Sale of Assets dated as of July 3, 1996 by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (4)
10.6	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (9)
10.7	Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (10)
10.8	Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated September 28, 1995 (11)
10.9	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated March 2, 1998 (11)
10.10	Agreement and Plan of Merger by and Among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. dated January 13, 2000 (12)
10.11	I-Flow Corporation 2001 Equity Incentive Plan (19) *
10.20	Employment Agreement with Donald M. Earhart dated May 16, 1990 (13) *
10.21	Amendment #1 to Employment Agreement with Donald M. Earhart dated June 21, 2001 (2) *
10.22	Promissory Note with Donald M. Earhart dated June 15, 2001 (2)
10.23	Amended and Restated Employment Agreement with James J. Dal Porto dated June 21, 2001 (2) *
10.24	Employment Agreement with James R. Talevich dated June 30, 2000 (14) *
10.25	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001 (2) *
10.26	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (2) *
10.27	Agreement Re: Change in Control with James R. Talevich dated June 21, 2001 (2) *
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#33-32263-LA) declared effective February 1, 1990.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Post Effective Amendment to its Registration Statement (#33-41207-LA) declared effective November 6, 1992.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1991.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#333-16547) declared effective November 20, 1996.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated April 14, 1997.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated February 9, 1998.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 1990.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2002.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement on Form S-3, filed February 10, 1997.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 31, 2002.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(19)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

                    (b) Reports on Form 8-K

                         No current reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2002	/s/ Donald M. Earhart

Donald M. Earhart President, Chairman and Chief Executive Officer (As Principal Executive Officer)

Date:	November 14, 2002	/s/ James R. Talevich

James R. Talevich Chief Financial Officer (As Principal Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald M. Earhart, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of I-Flow Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Donald M. Earhart Donald M. Earhart President, Chairman and Chief Executive Officer I-Flow Corporation

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James R. Talevich, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of I-Flow Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ James R. Talevich James R. Talevich Chief Financial Officer I-Flow Corporation

INDEX TO EXHIBITS

     Set forth below is a list of the exhibits included or incorporated by reference as part of this report:

Exhibit No.	Exhibit

2.1	Merger Agreement by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation, dated July 27, 2001 (1)
3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware corporation (17)
3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (1)
3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (15)
4.1	Specimen Common Stock Certificate (18)
4.2	Warrant Agreement between the Company and American Stock Transfer & Trust Company, as Warrant Agent, dated February 13, 1990 (3)
4.3	Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc. (16)
4.4	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A, the Form of Right Certificate, the Form of Assignment and Form of Election to Purchase (15)
10.1	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan Restated as of March 23, 1992 (5) *
10.2	1992 Non-Employee Director Stock Option Plan (6) *
10.3	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (7)
10.4	1996 Stock Incentive Plan (8) *
10.5	Agreement for Purchase and Sale of Assets dated as of July 3, 1996 by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (4)
10.6	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (9)
10.7	Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (10)
10.8	Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated September 28, 1995 (11)
10.9	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated March 2, 1998 (11)
10.10	Agreement and Plan of Merger by and Among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. dated January 13, 2000 (12)

Exhibit No.	Exhibit

10.11	I-Flow Corporation 2001 Equity Incentive Plan (19) *
10.20	Employment Agreement with Donald M. Earhart dated May 16, 1990 (13) *
10.21	Amendment #1 to Employment Agreement with Donald M. Earhart dated June 21, 2001 (2) *
10.22	Promissory Note with Donald M. Earhart dated June 15, 2001 (2)
10.23	Amended and Restated Employment Agreement with James J. Dal Porto dated June 21, 2001 (2) *
10.24	Employment Agreement with James R. Talevich dated June 30, 2000 (14) *
10.25	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001 (2) *
10.26	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (2) *
10.27	Agreement Re: Change in Control with James R. Talevich dated June 21, 2001 (2) *
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#33-32263-LA) declared effective February 1, 1990.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Post Effective Amendment to its Registration Statement (#33-41207-LA) declared effective November 6, 1992.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1991.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#333-16547) declared effective November 20, 1996.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated April 14, 1997.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated February 9, 1998.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 1990.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2002.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement on Form S-3, filed February 10, 1997.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 31, 2002.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(19)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.