Form 10-K
period 2002-12-31
I FLOW CORP /DE/
filed 2003-03-31
CIK 857728

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]       No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes[  ]   No[X]

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 28, 2002 (the last trading day of the second fiscal quarter) was $32,981,465, based on a closing price of $2.34 on the Nasdaq Stock Market on such day. The number of shares of the registrant’s common stock outstanding at March 10, 2003 was 15,507,254.

Information required by Part III of this report on Form 10-K is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2002.

PART I

Item 1. BUSINESS

The Company

I-Flow Corporation (the “Company” or “I-Flow”) designs, develops, manufactures and markets technically advanced, low-cost ambulatory drug delivery systems that seek to redefine the standard of care by providing life enhancing, cost effective solutions for pain management and infusion therapy. The Company’s products are used in hospitals and other settings, including free-standing surgery centers and physicians’ offices.

Since it began in 1985, I-Flow Corporation has established a reputation in the medical and health care industry as an innovator in pain management and drug delivery technology. Through product innovation and strategic acquisitions, the Company has emerged as a leader in pain management, offering highly effective therapies for physicians and their patients. I-Flow’s suite of pain management products provides reliable and simple regional anesthesia techniques that eliminate many of the side effects customarily associated with narcotics and general anesthesia. Patients who use I-Flow’s pain management products generally recover more rapidly after surgery, which results in shorter hospital stays and reduced costs.

I-Flow currently manufactures a line of compact, portable infusion pumps, catheters, needles and pain kits that administer medication directly to the wound site as well as administer local anesthetics, chemotherapies, antibiotics, diagnostic agents, nutritional supplements and other medications. The Company has continued to introduce into the market reliable, lightweight, portable infusion pumps which enable patients to live ambulatory and, therefore, more productive lifestyles. I-Flow sells and distributes its products throughout the United States, Canada, Europe, Asia, Mexico, Brazil, Australia, New Zealand and the Middle East. InfuSystem, Inc., a wholly owned subsidiary of I-Flow Corporation, is primarily engaged in the rental of infusion pumps on a month-to-month basis for the cancer infusion therapy market. Spinal Specialties, Inc., another wholly owned subsidiary of I-Flow Corporation, is primarily engaged in the manufacturing and marketing of custom regional anesthesia kits with expanded capabilities in interventional radiology products.

The Company was incorporated in the State of California in July 1985. On July 30, 2001, the Company changed its state of incorporation to Delaware by merging into a wholly owned subsidiary incorporated in Delaware. The Company’s corporate offices are located at 20202 Windrow Drive, Lake Forest, California 92630. I-Flow’s telephone number is (949) 206-2700.

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

On January 14, 2000, the Company acquired all of the outstanding stock of Spinal Specialties, Inc. (“Spinal Specialties”), a designer and manufacturer of custom spinal, epidural and nerve block infusion kits based in San Antonio, Texas. Spinal Specialties provides a line of custom disposable products for chronic and acute pain management that are tailored to the specific needs of the hospital, anesthesiologist and pain clinic.

The Products

I-Flow offers health care professionals an array of cost-effective drug delivery devices designed to meet the needs of today’s managed care environment in hospital and alternate site settings. The I-Flow family of products is focused on three primary market segments – Regional Anesthesia, IV Infusion Therapy and Oncology Infusion Services.

Regional Anesthesia

Chronic Pain Kits

This product line was created by I-Flow’s acquisition of Spinal Specialties, and it includes custom spinal, epidural, discogram and nerve block kits. These disposable products for chronic pain management are tailored to the specific needs of the anesthesiologist, hospital and pain management clinic. The spinal tray line can be combined with I-Flow’s infusion systems to create new products for managing acute and chronic pain. During 2002, Spinal Specialties introduced the OsteojectTM Bone Cement Delivery System.

Acute Pain Kits

The Acute Pain Kit product line includes the ON-Q® Post-Operative Pain Relief System, PainBuster® Pain Management System and C-blocTM Continuous Nerve Block System. I-Flow’s ON-Q and PainBuster Systems offer continuous wound site pain management, which is considered one of the most ideal treatments for post-operative pain. This approach represents a significant improvement over traditional methods of post-operative pain management. Because fewer narcotics are used, there are fewer side effects. I-Flow’s C-bloc technology combines the advantages of a custom nerve block kit with the added feature of a disposable infusion pump. Recent studies have shown that C-bloc, when used for continuous nerve block applications, significantly reduced pain scores and the use of narcotics for pain control following shoulder surgeries.

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

IV Infusion Therapy

Elastomerics

I-Flow’s product line of elastomeric pumps delivers medication from an elastic “balloon” that does not rely on gravity for proper delivery. These pumps are small enough to fit into a patient’s pocket or be clipped to a patient’s clothing. This easy-to-use technology provides the health care professional with a device that is both safe and simple enough for patients to use for self-administration of medication. These characteristics provide patients with better mobility and a quicker transition to rehabilitation. The Company’s elastomeric line of products can be used for antibiotic therapy, pain management medications, chemotherapy or other medications. Elastomeric products include the patented Homepump Eclipse®, the Homepump Eclipse “C” Series and the One-Step KVO™.

Syringe Delivery Systems

I-Flow’s Syringe Delivery Systems are mechanical infusion devices designed to provide accurate intravenous push delivery from a syringe. The systems are cost-effective for both single and multiple doses and provide health care professionals with a safe and accurate alternative to gravity or IV push methods with a relatively easy learning curve for patients. I-Flow’s products in this class include the Medi-SIS 20™ and Medi-SIS 60™ Syringe Infusion Systems.

Non-Electric IV Bag Delivery Systems

I-Flow’s non-electric products provide a safe and easy-to-use system for controlled infusion. Pumps in this category are drug delivery systems that consist of a reusable mechanical infuser and specially designed administration sets. The pumps can provide precise delivery of medications requiring slow and continuous infusions. I-Flow’s products in this class include the Paragon® and Sidekick® ambulatory infusion pumps and the Rely-A-Flow® Gravity Set.

Electronic Pumps

The Company’s ambulatory electronic infusion products include I-Flow VIP™, with barcode features which can be used with VOICELINK® Remote Programming System. The VOICELINK System enables caregivers to monitor and program the devices for their patients with a touch-tone phone. The system is designed to provide accurate and safe remote programming and delivery of up to four individually customized protocols.

Oncology Infusion Services

InfuSystem provides ambulatory infusion pump systems and supplies to oncology offices and chemotherapy clinics. Pumps from a variety of manufacturers are offered to customers primarily on a rental basis. InfuSystem’s revenues are primarily derived from billings to third party insurers.

The Markets

The Company participates in three market segments: Regional Anesthesia, IV Infusion Therapy, and Oncology Infusion Services. Over the last three years, I-Flow significantly expanded its product line and distribution capabilities to establish itself as a leading participant in the regional anesthesia arena. Management believes that this expansion, coupled with the Company’s innovations in pain management and infusion technologies, has placed I-Flow in a position for future potential growth. The Company operates in two business segments: manufacturing and marketing medical infusion pumps; and rentals of medical infusion pumps. The rental business segment principally consists of the activities of InfuSystem, Inc. within the Oncology Infusion Services market segment. See Note 9 in Notes to Consolidated Financial Statements.

The hospital market for I-Flow’s simple, portable regional anesthesia technologies is currently virtually untapped. There are more than 60 million operative procedures performed in the U.S. every year. I-Flow estimates that its ON-Q® and PainBuster® systems could be used in at least 15 million of those procedures.

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

The following table sets forth a summary of the Company’s revenues by market segment, expressed as percentages of the total net revenues:

Revenues by Market Segment	2002	2001	2000

Regional Anesthesia	32%	25%	26%
IV Infusion Therapy	41%	44%	48%
Oncology Infusion Services	27%	31%	26%

Competition

The drug infusion industry is highly competitive. The Company competes in this industry primarily based on price, service and product performance. Some of the competitors have significantly greater resources than the Company for research and development, manufacturing, marketing, and sales. As a result, they may be better able to compete for market share, even in areas in which the Company’s products may be superior. The industry is subject to technological changes and there can be no assurance that the Company will be able to maintain any existing technological advantage long enough to establish its products and to sustain profitability.

The number of current competitors and the Company’s current estimated competitive position in terms of revenue for each of its product lines is noted in the table below.

	Number of	Company's
	Known	Estimated Competitive
U.S. Market Description	Competitors	Position

Regional Anesthesia
Acute Pain Kits (Wound Site Pain Management)	8	1
Chronic Pain Kits	10	7
IV Infusion Therapy
Elastomerics	3	1
Non-electric Syringe Delivery Systems	2	2
Non-electric IV Bag Delivery Systems	4	2
Electronic Pumps	7	7

Sales and Distribution

The Company currently distributes its products in the United States through its internal sales force as well as through a number of national and regional medical product distributors. The Company relies on regional U.S. medical product distributors for approximately 7% of its revenue. There are no complete integrated contracts for the entire I-Flow product line with any of these distributors.

During 1998, the Company entered into an agreement with B. Braun Celsa SA (France), a manufacturer and distributor of pharmaceuticals and infusion products, to distribute I-Flow’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. For the years ended December 31, 2002, 2001 and 2000, sales to B. Braun Celsa SA accounted for 12%, 9%, and 7% of the Company’s total revenues, respectively. The Company entered into a separate agreement with B. Braun Medical, Inc., a national U.S. distributor, to distribute I-Flow’s elastomeric pumps to B. Braun Medical, Inc.’s full line IV Infusion Therapy customers in the United States. For each of the years ended December 31, 2002, 2001 and 2000, sales to B. Braun Medical, Inc., accounted for 6%, 9%, and 11% of the Company’s total revenues, respectively.

In May 1999, the Company entered into an agreement with dj Orthopedics LLC (formerly DonJoy, a division of Smith & Nephew, Inc.), a leading provider of orthopedic braces, to distribute the Company’s PainBuster® pain management system exclusively in the United States and Canada for orthopedic surgery applications. I-Flow’s PainBuster pain management system provides continuous infusion of a non-narcotic, local anesthetic directly into the intraoperative site for post-operative pain management. The agreement, as amended, called for dj Orthopedics to make minimum purchases through 2001 in order to maintain exclusive distribution rights. Under the terms of the agreement, dj Orthopedics’ exclusive right to sell into the orthopedic post-operative wound site pain management market converted into a non-exclusive right to sell into this market as of January 1, 2002. The agreement expires as of December 31, 2003.

In June 1999, the Company signed a distribution agreement with Ethicon Endo-Surgery, Inc., a Johnson & Johnson subsidiary, under which Ethicon Endo-Surgery became the exclusive distributor of I-Flow’s ON-Q® Post-Operative Pain Relief System for all surgical applications excluding orthopedics. The ON-Q® Post-Operative Pain Relief System infuses non-narcotic local anesthetics directly into the operative site, the patient’s primary source of post-operative pain. This multi-year agreement required Ethicon Endo-Surgery to meet minimum purchase commitments to maintain exclusive distribution rights. The agreement was terminated by mutual agreement in October 2001. Under the terms of the termination agreement, Ethicon Endo-Surgery ceased selling the ON-Q® Post-Operative Pain Relief System effective January 1, 2002. At that time, the Company regained exclusive U.S. distribution rights to the ON-Q® Post-Operative Pain Relief System, and began selling the products on a direct basis through I-Flow’s direct sales organization.

The Company sells several of its products into the international market and has signed agreements with distributors in various countries. Currently, the Company is selling its products through distributors in Canada, Brazil, the Benelux Countries, Germany, England, Ireland, Italy, Mexico, Spain, Korea, Australia, New Zealand and Israel.

Aggregate revenues from countries outside of the United States represented approximately 24%, 22% and 22% of the Company’s total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. The Company does not have any capital investments in any foreign operations except for its manufacturing plant in Mexico.

Total revenues attributable to each geographic area in which the Company has sales is as follows:

Sales to unaffiliated customers:	2002	2001	2000

United States	$29,117,000	$25,890,000	$24,870,000
Europe	7,236,000	5,897,000	5,153,000
Asia	1,095,000	987,000	1,295,000
Other	669,000	531,000	648,000
All Foreign Countries in the Aggregate	9,000,000	7,415,000	7,096,000

The Company did not have a significant backlog of unfilled orders as of December 31, 2002 or December 31, 2001.

Manufacturing and Operations

A substantial portion of the Company’s products are manufactured by its Mexican subsidiary, Block Medical de Mexico, S.A. de C.V. (“Block”). This plant has been in operation since 1994 and has historically manufactured, and is currently manufacturing, all of the Company’s disposable IV Infusion Therapy devices and tubing sets. The Company currently intends to maintain the plant in Mexico and to manufacture a substantial portion of its products there. The Company regularly reviews the use of outside vendors for production versus internal manufacturing, analyzing factors such as the quality of the products received from vendors, the costs of the products, timely delivery and employee utilization.

Product Development

The Company has focused its product development efforts on products in pain relief and ambulatory infusion systems markets and, with the majority of its new products, it is expanding its market to include hospitals. In each of the years ended December 31, 2002, 2001 and 2000, the Company incurred expenses of approximately $2,104,000, $2,238,000 and $2,001,000, respectively, for product research and development.

Patents and Trademarks

The Company has filed U.S. patent applications for substantially all of its products. The total number of patents now held by the Company is approximately 40 and includes patents relating to both the On-Q Pain Relief System and Soaker catheter. The Company’s patents generally expire between 2009 to 2015, with the most significant patents expiring in 2009. The Company has also filed for intellectual property right protection in all foreign countries from which it derives significant revenue. In the opinion of management, there are no limitations on the Company’s intellectual property that would have a material adverse effect on the Company.

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

Regulations Governing the Company’s Products and Manufacturing Operations

I-Flow’s activities are regulated by the Food, Drug and Cosmetic Act (the “Act”). Under the Act, the Company is required, among other matters, to register its facilities and list its devices with the U.S. Food and Drug Administration (the “FDA”), to file notice of its intent to market new products under Section 510(K) of the Act, to track the location of certain of its products, and to report any incidents of death or serious injury relating to its products. To date, there have been no reportable conditions found during any FDA inspections. Failure to comply with any of these regulations can result in civil and criminal penalties being imposed upon the Company and/or the recall, seizure or injunction of products.

The State of California also has similar regulations. Each year the Company is subject to production-site inspections in order to maintain its manufacturing license. State regulations also specify the standards for the storage and handling of certain chemicals and disposal of their wastes.

The Company is required to comply with federal, state and local environmental laws. To date, there has been no significant environmental issue affecting the Company’s capital expenditures, earnings or competitive position and there is currently no significant use of hazardous materials in the manufacture of its products.

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

Employees

As of March 1, 2003, the Company and its subsidiaries had a total of 188 full-time employees in the United States and an additional 194 employees in Mexico. None of the Company’s employees in the United States or Mexico are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good. From time to time, the Company also uses temporary employees. These temporary employees are usually engaged to manufacture the Company’s products.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, are available free of charge through our web site at www.i-flowcorp.com as soon as reasonably practicable after we electronically file or furnish the reports with or to the Securities and Exchange Commission

Item 2. PROPERTIES

The Company’s headquarters are located in Lake Forest, California, where the Company leases a 51,000 square foot building. The Company entered the lease in 1997 and it has a term of 10 years. The Company has the option to extend the lease for an additional five years, which the Company currently intends to exercise. The Company also leases a plant in Northern Mexico for the manufacture of ambulatory infusion devices. The current plant lease was entered into in 2000 and has a term of five years. The plant currently operates at approximately 60% of capacity. The Company’s Infusystem subsidiary rents a building in Madison Heights, Michigan on a month-to-month basis. Finally, the Company leases a building in San Antonio, Texas to manufacture the Spinal Specialties regional anesthesia devices. The lease was entered into in 2002 and has a term of three years. Management believes that the above properties provide the Company with sufficient space to continue to operate its business as currently conducted.

Item 3. LEGAL PROCEEDINGS

As of March 1, 2003, the Company was involved in legal proceedings in the normal course of operations. Although the outcome of the proceedings cannot be determined, in the opinion of management any resulting future liability will not have a material adverse effect on the Company and its subsidiaries, taken as a whole.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the executive officers of the Company as of March 1, 2003. There are no family relationships between any of the executive officers or directors of the Company. The executive officers are chosen annually at the first meeting of the board of directors following the annual meeting of stockholders and, subject to the terms of any employment agreement, serve at the will and pleasure of the board of directors.

Name	Age	Position

Donald M. Earhart	58	President, Chief Executive Officer and
		Chairman of the Board
Henry Tsutomu Tai, Ph.D., M.D.	59	Secretary and Director

James J. Dal Porto	49	Executive Vice President, Chief Operating
		Officer and Director
James R. Talevich	52	Chief Financial Officer and Treasurer

Donald M. Earhart has been Chairman of the Board since March 1991 and Chief Executive Officer since July 1990. Mr. Earhart joined the Company as President and Chief Operating Officer in June 1990. Mr. Earhart, who holds a Bachelor of Engineering degree from Ohio State University and a Masters Degree in Business Administration from Roosevelt University, has over 25 years experience in the medical products industry. Prior to joining the Company, from 1986 to 1990, Mr. Earhart was a Corporate Officer and the President of the Optical Division of Allergan, Inc. Prior to his employment at Allergan, he was a Corporate Officer and Division President of Bausch and Lomb and was an operations manager of Abbott Laboratories. He has also served as an engineering consultant at Peat, Marwick, Mitchell & Co. and as an engineer with Eastman Kodak Company.

Henry Tsutomu Tai, Ph.D., M.D. is the initial progenitor of the Company’s product and business concept in multiple-drug infusion systems and founding director. Dr. Tai has been on the board of directors since 1985, serving as Chairman from 1985 to 1988. Dr. Tai has been the Secretary of the Company since 1990. Dr. Tai has been a consultant in hematology and oncology since 1977. Dr. Tai holds a B.A. in Molecular Biology from Harvard University and a Ph.D. in Molecular Biology and an M.D. from the University of Southern California. He has done postdoctoral research in the molecular biology of tumor virus DNA at the Weizman Institute of Science in Israel and at the California Institute of Technology.

James J. Dal Porto joined the Company in October 1989 to serve as Controller. Mr. Dal Porto was promoted to Treasurer in October 1990, to Vice President of Finance and Administration in March 1991, to Executive Vice President and Chief Financial Officer in March 1993, and to Chief Operating Officer in February 1994. Mr. Dal Porto served as Financial Planning Manager and Manager of Property Accounting and Local Taxation at CalComp, a high technology manufacturing company, from 1984 to 1989. Mr. Dal Porto holds a B.S. in Economics from the University of California, Los Angeles, and a M.B.A. from California State University, Northridge.

James R. Talevich joined the Company as its Chief Financial Officer in August 2000. Prior to joining I-Flow, he was Chief Financial Officer of Gish Biomedical, Inc., a publicly held medical device company, from 1999 to 2000 and Chief Financial Officer of Tectrix Fitness Equipment, a privately held manufacturing company, from 1995 to 1999. Prior to 1996, he held financial management positions with Mallinckrodt Medical, Inc., Sorin Biomedical, Inc., a medical products subsidiary of Fiat S.p.A., Pfizer, Inc., Sensormedics Corporation, a privately held medical device company, Baxter Travenol Laboratories, Inc., and KPMG Peat Marwick. Mr. Talevich holds a B.A. in Physics from California State University, Fullerton and a M.B.A. from the University of California at Los Angeles, and is a Certified Public Accountant.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Information

The Company’s common stock trades on The Nasdaq Small Cap Market under the symbol “IFLO.” The table below sets forth the high and low sales prices of the Company’s common stock as reported by Nasdaq.

			High	Low

2001
	1st	Quarter	$2.81	$1.38
	2nd	Quarter	$3.20	$1.45
	3rd	Quarter	$3.50	$1.93
	4th	Quarter	$3.30	$2.10
2002
	1st	Quarter	$3.37	$2.59
	2nd	Quarter	$3.12	$2.00
	3rd	Quarter	$2.55	$1.14
	4th	Quarter	$1.89	$1.06

American Stock Transfer & Trust Company is the Company’s transfer agent for its common stock. As of March 12, 2003, the Company had 387 shareholders of record and, based upon information received from nominee holders, the Company believes it has approximately 6,000 total beneficial holders. The Company has not paid, and does not currently expect to pay in the foreseeable future, cash dividends on its common stock.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2002, about compensation plans under which equity securities of the registrant are authorized for issuance:

	Number of		Number of Shares of
	Shares of		Common Stock
	Common	Weighted -	Remaining Available
	Stock to be	Average	for Future Issuance
	Issued Upon	Exercise	Under the Company’s
	Exercise of	Price of	Stock Option Plans
	Outstanding	Outstanding	(excluding shares
	Options	Options	reflected in column 1)

Equity compensation plans approved by Stockholders	4,463,921	$2.18	2,149,000 (1)
Stock option grants not approved by Stockholders	40,000 (2)	$2.89	—
Equity compensation plans not approved by Stockholders (3)	73,500	—	301,500

Total	4,577,421	$2.19	2,450,500

(1)	All options available for future grant are authorized under the Company’s 2001 Equity Incentive Plan.
(2)	Stock options for the purchase of 40,000 shares were granted by the board of directors as inducements to new hires.
(3)	2001 Restricted Stock Plan

Material Features of Non-Stockholder Approved Plan

      On December 4, 2001, the Company adopted a Restricted Stock Plan. The term of the plan is 10 years. The plan, as amended, provides for the issuance of up to 375,000 shares. The plan provides that the Company may, from time to time, grant shares of restricted stock to employees of the Company or one of its subsidiaries. Officers and employee-directors are not eligible to receive grants under the plan. The plan, and offers and sales of securities under the plan, are intended to meet the requirements of, and qualify under, Rule 506 promulgated under the Securities Act of 1933, as amended. Upon delivery of shares of restricted stock, the stockholder generally has, subject to the restrictions contained in his or her award agreement, all rights of a stockholder, including the right to vote and receive dividends, if any. Shares granted under the plan generally vest over a period of three years subject to accelerated vesting based upon the achievement of individual performance goals. The Company also has the right to repurchase shares if an employee’s employment is terminated in some circumstances. Shares of restricted stock may not be transferred unless and until the shares have been issued and all restrictions on the shares have lapsed, and such transfer is otherwise in compliance with federal and state securities laws. See Note 5 of Notes to Consolidated Financial Statements for additional information about the plan.

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data have been derived from the Company’s consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 and consolidated balance sheets as of December 31, 2002 and 2001 which are included herein and have been audited by Deloitte & Touche LLP, independent auditors. The Company’s consolidated statements of operations for the years ended December 31, 1999 and 1998 and the consolidated balance sheets as of December 31, 2000, 1999 and 1998 which are not included herein have also been audited by Deloitte & Touche LLP, independent auditors. The information set forth below is not necessarily indicative of the expectations of results for future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(Amounts in thousands, except per share amounts)	2002	2001	2000	1999	1998

Consolidated Statements of Operations Data:(1)(2)(3)
Revenues:
Net product sales	$27,824	$22,942	$23,497	$19,272	$17,006
Rental income and other	10,293	10,363	8,469	8,512	6,586
Licensing fees	—	—	—	2,000	—

Total revenues	38,117	33,305	31,966	29,784	23,592
Cost of revenues	14,597	14,011	13,710	11,824	10,219

Gross Profit	23,520	19,294	18,256	17,960	13,373
Operating expenses:
Selling and marketing	12,324	5,504	5,115	4,193	4,178
General and administrative	8,336	9,385	8,150	7,604	5,834
Product development	2,104	2,238	2,001	1,710	1,507

Total operating expenses	22,764	17,127	15,266	13,507	11,519

Operating income	756	2,167	2,990	4,453	1,854
Interest and other (income) expense, net	(6)	44	265	404	684

Income before income taxes and cumulative effect of a change in accounting principle	762	2,123	2,725	4,049	1,170
Income tax provision (benefit)	323	856	1,113	(4,763)	69

Net income before cumulative effect of a change in accounting principle	439	$1,267	1,612	8,812	1,101

Cumulative effect of a change in accounting principle	(3,474)	—	—	—	—

Net income (loss)	$(3,035)	1,267	$1,612	$8,812	$1,101

Net income per share before cumulative effect of a change in accounting principle:
Basic	$0.03	$0.08	$0.11	$0.61	$0.08
Diluted	$0.03	$0.08	$0.10	$0.58	$0.08
Loss per share from cumulative effect of a change in accounting principle
Basic	$(0.23)	$—	$—	$—	$—
Diluted	$(0.22)	$—	$—	$—	$—
Net income (loss) per share:
Basic	$(0.20)	$0.08	$0.11	$0.61	$0.08
Diluted	$(0.19)	$0.08	$0.10	$0.58	$0.08

Weighted-average common shares outstanding:
Basic	15,368	15,231	15,002	14,387	13,479
Diluted	15,879	15,749	15,647	15,116	13,711

Consolidated Balance Sheet Data:(2)
Working capital	$16,357	$15,822	$14,441	$13,565	$6,588
Total assets	33,361	35,704	35,215	31,768	24,336
Long-term obligations	1	83	1,303	1,548	2,680
Total shareholders’ equity	27,470	29,769	27,618	24,670	14,817

(1)	Certain amounts previously reported have been reclassified to conform with the 2002 presentation

(2)	In January 2000, the Company acquired Spinal Specialties, Inc. See Note 3 of Notes to Consolidated Financial Statements.

(3)	Effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets”. The Company recognized a transitional goodwill impairment loss of $3,474,000 as a cumulative effect of a change in accounting principle during the six months ended June 30, 2002. The amounts previously reported for the first quarter of 2002 have been revised to include the $3,474,000 cumulative effect of this change in accounting principle. The effect of the change on the first quarter 2002 results was to reduce net income by $3,474,000, or $0.22 per diluted share, for the cumulative effect of this accounting change.

     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     (Amounts in thousands, except per share amounts)

2002	Mar. 31 (1)	June 30	Sept. 30	Dec. 31

Total revenues	$8,550	$9,505	$9,639	$10,423
Gross profit	5,094	5,713	5,928	6,785
Income before income taxes and cumulative effect of a change in accounting principle	228	177	177	180
Net income before cumulative effect of a change in accounting principle	136	106	107	90
Cumulative effect of a change in accounting principle	(3,474)	—	—	—
Net income (loss)	(3,338)	106	107	90
Net income per share before cumulative effect of a change in accounting principle - basic	0.01	0.01	0.01	0.01
Net income (loss) per share - basic	(0.22)	0.01	0.01	0.01
Weighted-average common shares - basic	15,366	15,363	15,368	15,389
Net income per share before cumulative effect of a change in accounting principle - diluted	0.01	0.01	0.01	0.01
Net income (loss) per share - diluted	(0.21)	0.01	0.01	0.01
Weighted-average common shares - diluted	16,210	16,033	15,701	15,573

2001	Mar. 31	June 30	Sept. 30	Dec. 31

Total revenues	$7,992	$8,479	$7,991	$8,843
Gross profit	4,646	5,010	4,688	4,950
Income before income taxes	545	710	788	80
Net income	316	399	411	141
Net income per share - basic	0.02	0.03	0.03	0.01
Weighted-average common shares - basic	15,010	15,249	15,293	15,319
Net income per share - diluted	0.02	0.03	0.03	0.01
Weighted-average common shares - diluted	15,503	15,642	15,956	15,954

During the fourth quarter of 2002, the Company recorded approximately $750,000 of inventory variances as an increase in inventory and a reduction of cost of sales due primarily to lower than planned production levels.

(1)	Effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets”. The Company recognized a transitional goodwill impairment loss of $3,474,000 as a cumulative effect of a change in accounting principle during the six months ended June 30, 2002. The amounts previously reported for the first quarter of 2002 have been revised to include the $3,474,000 cumulative effect of this change in accounting principle. The effect of the change on the first quarter 2002 results was to reduce net income by $3,474,000, or $0.22 per diluted share, for the cumulative effect of this accounting change.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s opinions about trends and factors that may impact future operating results. Statements that use words such as “believes,” “anticipates,” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those expected, and readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report which seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-K, 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include reliance on the success of the home health care industry, the Company’s success in pursuing its direct sales strategy, the reimbursement system currently in place and future changes to that system, competition in the industry, economic and political conditions in foreign countries, currency exchange rates, inadequacy of booked reserves, technological changes, and product availability. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

Critical Accounting Policies

I-Flow prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting policies which the Company believes are the most important to aid in fully understanding and evaluating its reported financial results include the following:

Revenue Recognition and Accounts Receivable

The Company recognizes revenue from product sales at the time of shipment and passage of title. The Company offers the right of return for defective products, and continuously monitors and tracks product returns. Also, the Company records a provision for the estimated amount of future returns based on historical experience and any notification received of pending returns. While such returns have historically been insignificant, the Company cannot guarantee that it will continue to experience the same return rates as in the past. Any significant increase in product returns could have a material adverse impact on the Company’s operating results for the period or periods in which the returns materialize.

The Company recognizes rental revenues from medical pumps over the term of the related agreement, generally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which often differ from contractually allowable rates provided by third party payors such as Medicare, Medicaid and commercial insurance carriers. The Company records net rental revenues at the estimated realizable amounts from patients and third party payors. The Company may experience significant extended payment terms with certain of these third party payors, however, it continuously monitors reimbursement rates from third party payors and timing of payments. Any change in reimbursement or collection rates could have a material impact on the Company’s operating results for the period or periods in which the change is identified.

Bad Debts

The Company performs various analyses to evaluate accounts receivable balances. It records an allowance for bad debts based upon the estimated collectibility of the accounts such that the recorded amounts reflect estimated net realizable value. The Company applies specified percentages to the accounts receivable agings related to product sales to estimate the amount that will ultimately be uncollectible and therefore should be reserved. The percentages are increased as the accounts age. The collectibility of accounts receivable related to rental revenues from medical pumps is estimated based upon current and historical collection and reimbursement rates for that business segment. If the actual uncollected amounts significantly exceed the estimated allowance then the Company’s operating results would be significantly and adversely affected.

Inventories

The Company values inventory at the lower of the actual cost to purchase or manufacture the inventory and the current estimated market value of the inventory. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory on specifically identified items based primarily upon the estimated forecast of product demand and production requirements for the next two years. A significant increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, the Company’s estimates of future product demand may prove to be inaccurate. In which case, the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have over-reported cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company seeks to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and reported operating results.

Deferred Taxes

The Company recognizes deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based upon historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If the Company continues to operate at a profit in the future and generate sufficient future taxable income, it could be required to reverse the current valuation allowance against the deferred tax assets which would result in a substantial decrease in the Company’s effective tax rate. Likewise, if the Company is unable to operate at a profit and unable to generate sufficient future taxable income, it could be required to establish an additional valuation allowance against all or a significant portion of its deferred tax assets resulting in a substantial increase in its effective tax rate and a material adverse impact on operating results.

Intangible Assets

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, required the Company to cease amortizing goodwill and indefinite life intangibles effective January 1, 2002. Any goodwill and indefinite life intangibles resulting from acquisitions completed after June 30, 2001 will not be amortized. The Company’s business combinations have at various times resulted in the acquisition of goodwill and other intangible assets, which may affect the amount of future period amortization expense and impairment expense that the Company may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect its consolidated financial statements. The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The Company compares market value to book value to determine whether or not any potential impairment of goodwill exists. The Company cannot guarantee that there will be no additional impairment in the future. See Note 2 to Consolidated Financial Statements.

Consolidated Results of Operations for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Net revenues during the year ended December 31, 2002 were $38,117,000 compared to $33,305,000 for the prior year, an increase of 14%. Net product revenues increased 21% in 2002 to $27,824,000 compared to $22,942,000 in 2001. Rental income, comprised of the revenues of the Company’s InfuSystem subsidiary, decreased by 1% to $10,293,000 for the year ended December 31, 2002 from $10,363,000 for the prior year.

The Company’s revenues during 2002 and 2001 were generated in three primary market segments: regional anesthesia, IV infusion therapy, and oncology infusion services. Regional anesthesia product revenues for 2002, which included revenue from the PainBuster® and ON-Q® Post-Operative Pain Relief Systems, the Soaker™ Catheters and Spinal Specialties products, increased by 46% to $12,036,000 in 2002 compared to $8,241,000 for fiscal 2001. The increase was primarily due to increased U.S. sales of ON-Q, which included the effect of higher average selling prices related to a change in the Company’s method of distribution, effective January 1, 2002, from a single U.S. distributor to a direct Company-employed sales force. The increase from the prior year also included the effect of an inventory repurchase of approximately $963,000 from Ethicon Endo-Surgery, Inc. (“Ethicon”) in December 2001 which was accounted for as a sales return. The repurchase was initiated in connection with the termination of the Company’s distribution agreement with Ethicon, previously the Company’s exclusive U.S. distributor for the ON-Q Post-Operative Pain Relief System. Under the termination agreement, the Company regained the exclusive U.S. distribution rights to the ON-Q Post-Operative Pain Relief System effective January 1, 2002.

IV Infusion Therapy product sales, which included the Company’s intravenous elastomeric pumps, mechanical infusion devices and electronic infusion pumps and disposables, increased 7% in 2002 to $15,788,000 from $14,701,000 in 2001. The year-to-year increase resulted from increased sales of IV infusion therapy products to international distributors. The Company has an agreement with B. Braun Celsa SA (France), a manufacturer and distributor of pharmaceuticals and infusion products, to distribute I-Flow’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The Company has a separate agreement under which B. Braun Medical, Inc. distributes I-Flow’s elastomeric pumps to B. Braun Medical Inc.’s IV Infusion Therapy customers in the United States.

Revenues for oncology infusion services provided by the Company’s InfuSystem subsidiary decreased 1% to $10,293,000 in 2002 compared to $10,363,000 in 2001. InfuSystem revenues fluctuate based upon a number of factors, including the number of client facilities utilizing the InfuSystem pump management system, the number of contracts with managed care organizations and number of potential patients covered by those contracts, and periodic fluctuations in the prevalence of continuous infusional administration of chemotherapy as opposed to oral administration of drug therapies.

Cost of revenues was $14,597,000 during the year ended December 31, 2002, compared to $14,011,000 in the prior year, an increase of 4%. As a percentage of total revenues, cost of revenues decreased by four percentage points for the year ended December 31, 2002 compared to the prior year, primarily due to higher average selling prices for the Company’s ON-Q® Post-Operative Pain Relief System caused by the change in the manner of distribution of those products.

Selling and marketing expenses for the year ended December 31, 2002 increased $6,820,000 or 124% from the prior year. This increase was primarily attributable to additional salaries, commissions, travel expenses, and recruiting costs related to the hiring and operation of a new direct sales force during fiscal 2002 necessary to support sales of the ON-Q® Post-Operative Pain Relief System. As a percentage of total revenues, selling and marketing expenses increased 16 percentage points over the prior year.

General and administrative expenses for the year ended December 31, 2002 decreased $1,049,000 or 11% from the prior year. The total decrease included a reduction of approximately $837,000 in goodwill amortization expense due to the cessation of goodwill amortization effective January 1, 2002 in accordance with Statement of Financial

Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). See “New Accounting Pronouncements” on page 19, and Note 2 to Notes to Consolidated Financial Statements. The remainder of the decrease is attributable to reduced employee bonus expense. As a percentage of total revenues, general and administrative expenses decreased compared to the prior year by six percentage points.

Product development expenses include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses for the year ended December 31, 2002 decreased $134,000 or 6% primarily due to reduced consulting expenses and engineering project materials. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market. Product development expense as a percentage of net product sales decreased by approximately one percentage point during 2002 compared to 2001.

During the year ended December 31, 2002, the Company recorded income tax expense of $323,000, compared to income tax expense of $856,000 recorded for the year ended December 31, 2001. The Company’s effective tax rate increased slightly to 42.4% in the year ended December 31, 2002 compared to 40.3% in 2001.

In accordance with SFAS 142, the Company completed a test for goodwill impairment in June 2002 and concluded that consolidated goodwill in the amount of $3,474,000 was impaired as of January 1, 2002. The Company recorded a non-cash charge of approximately $3,474,000 to reduce the carrying value of its goodwill which was recorded as a cumulative effect of a change in accounting principle. See Note 2 to the Notes to Consolidated Financial Statements, “Goodwill and Other Intangible Assets.”

Consolidated Results of Operations for the Year Ended December 31, 2001 Compared to the Consolidated Results of Operations for the Year Ended December 31, 2000

Net revenues during the year ended December 31, 2001 were $33,305,000 compared to $31,966,000 for the prior year, an increase of 4%. Net product revenues decreased 2% in 2001 to $22,942,000 compared to $23,497,000 in 2000, while rental income increased 22% in 2001 to $10,363,000 compared to $8,469,000 in 2000. The increase in rental income is attributable to an increase in infusion pump rentals for chemotherapy by the Company’s InfuSystem subsidiary.

The Company’s revenues during 2001 and 2000 were generated in three primary market segments: regional anesthesia, IV infusion therapy, and oncology infusion services. Regional anesthesia product revenues for 2001, which included revenue from the PainBuster® and ON-Q® Pain Management Systems, the Soaker™ Catheter and Spinal Specialties products, decreased by 1% to $8,241,000 in 2001 compared to $8,310,000 for fiscal 2000. The decrease from the prior year resulted from an inventory repurchase of approximately $963,000 from Ethicon Endo-Surgery, Inc. in December 2001 which was accounted for as a sales return. The repurchase was initiated in connection with the termination of the Company’s distribution agreement with Ethicon, previously the Company’s exclusive U.S. distributor for the ON-Q Pain Management System. Under the termination agreement, the Company gained the exclusive U.S. distribution rights to the ON-Q Pain Management System effective January 1, 2002.

IV Infusion Therapy product sales, which included the Company’s intravenous elastomeric pumps, mechanical infusion devices and electronic infusion pumps and disposables, decreased 3% in 2001 to $14,701,000 from$15,187,000 in 2000. This decrease resulted primarily from the timing of shipments to a specific distributor and the negative effect on sales of the strong U.S. dollar relative to other currencies. The Company has an agreement with B. Braun Celsa SA (France), a manufacturer and distributor of pharmaceuticals and infusion products, to distribute I-Flow’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The Company has a separate agreement under which B. Braun Medical, Inc. distributes I-Flow’s elastomeric pumps to B. Braun Medical Inc.’s IV Infusion Therapy customers in the United States.

Revenues for oncology infusion services provided by the Company’s InfuSystem subsidiary increased 22% to $10,363,000 in 2001 compared to $8,469,000 in 2000. This increase is due to additional client facilities converting to the InfuSystem pump management system as well as the negotiation of additional contracts with managed care organizations. The additional managed care contracts increase the proportion of patients at each client facility for which InfuSystem is able to successfully bill and collect for pump services. The fiscal year ended December 31,

2000 was a transition year for InfuSystem. Its customer base was significantly affected during the fiscal year by changes in medical insurance coverage practices and procedures for patient medical reimbursement utilized by managed care organizations and other healthcare payors. During this transition period, InfuSystem essentially rebuilt its customer base by strengthening existing managed care contracts and by adding new contracts with such leading healthcare providers as the M.D. Anderson Cancer Center, Blue Cross/Blue Shield Affiliates, U.S. Oncology, United Healthcare, Beech Street Corporation, Nylcare, One Health Plan and Integrated Health Plan.

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

Product development expenses include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses for the year ended December 31, 2001 increased $237,000 or 12% from the prior year due primarily to increased efforts on the new pain management products. Product development expense has remained relatively consistent as a percentage of net product sales during 2001 compared to 2000.

During the year ended December 31, 2001, the Company recorded income tax expense of $856,000, compared to income tax expense of $1,113,000 recorded for the year ended December 31, 2000. The Company’s effective tax rate remained relatively constant from year to year, decreasing from 40.8% in 2000 to 40.3 % in 2001.

Liquidity and Capital Resources

During the year ended December 31, 2002, cash of $3,097,000 was provided by operating activities consisting of a net loss of $3,035,000 plus non-cash expenses of $6,052,000, and net changes in operating assets and liabilities of $80,000.

The Company used cash for investing activities during the year ended December 31, 2002 by acquiring net leasehold improvements, furniture, fixtures, equipment and other assets of $2,677,000 for use in its operations. In addition, during fiscal 2002, there was a net cash outflow related to other assets of $478,000, primarily related to investment in patents.

During the year ended December 31, 2002, cash of $163,000 was used in financing activities consisting primarily of net payments on notes payable of $226,000 partially offset by $63,000 in proceeds from the exercise of stock options.

As of December 31, 2002, the Company had cash and cash equivalents of $1,700,000, net receivables of $10,483,000, and net working capital of $16,357,000. Management believes the Company’s funds, together with possible borrowings on its existing lines of credit and other bank loans, are sufficient to provide for its short and long-term needs for operations as currently projected. The Company may decide to sell additional equity securities or increase its borrowings in order to increase its expenditures for selling and marketing expenses, to fund increased product development, or for other purposes.

The Company has a working capital line of credit with a bank expiring in December 2003. Under the line of credit, the Company may borrow up to the lesser of $4,000,000 or 80% of eligible accounts receivable and 25% of eligible inventory, as defined, at the bank’s prime rate plus 0.50% (4.75% at December 31, 2002). As of December 31, 2002, there were funds available for borrowing of $3,200,000, and no amounts outstanding.

The Company’s InfuSystem subsidiary has a revolving line of credit with a bank under which it may borrow up to $2,500,000, or 80% of eligible accounts receivable, as defined, at the bank’s prime rate less 0.25% (4.00% at December 31, 2002). There were no outstanding borrowings under the line of credit as of December 31, 2002 and the entire amount was available for borrowing. The credit line expires April 1, 2003. The Company intends to renew the line of credit or seek replacement financing. In addition, InfuSystem has an unused loan facility under which it may borrow up to $1,000,000 for the purchase of equipment.

     The lines of credit and the notes are collateralized by substantially all of the Company’s assets and require the Company to comply with certain covenants principally relating to working capital and liquidity. As of December 31, 2002, the Company was in compliance with all such covenants.

Contractual Obligations and Commercial Commitments

As of December 31, 2002, future payments related to contractual obligations and commercial commitments are as follows:

	Amount Due by Period

	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total

Capital Lease Obligations	$77,000	$1,000	$—	$—	$78,000
Operating Lease Obligations for Facilities	791,000	1,388,000	1,076,000	1,928,000	5,183,000
Purchase Commitments with Suppliers	2,763,000	—	—	—	2,763,000

Total Contractual Obligations and Commercial Commitments	$3,631,000	$1,389,000	$1,076,000	$1,928,000	$8,024,000

New Accounting Pronouncements

New Accounting Pronouncements – In June 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 superseded APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and is effective for all business combinations initiated after June 30, 2001.

Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 addresses the financial accounting and reporting requirements for acquired goodwill and other intangible assets. The Company adopted the provisions of SFAS 142 effective January 1, 2002. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. See Note 2 to Consolidated Financial Statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company is currently evaluating the provisions of SFAS 143 but expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company adopted the provisions of SFAS 144 on January 1, 2002 and such adoption did not have a material impact on its consolidated results of operations and financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company will apply SFAS 146 to exit and disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on its consolidated financial statements. The Company is currently evaluating the recognition provisions of FIN 45 but expects that they will not have a material adverse impact on its consolidated financial statements upon adoption.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The provisions of SFAS 148 are effective in fiscal years ending after December 15, 2002. The Company has evaluated the provisions of SFAS 148 and those provisions will not have a material adverse impact on its consolidated financial statements since the Company has not adopted the fair value method. See Note 1 to the financial statements for calculation of pro forma net income (loss).

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company expects that the provisions of FIN 46 will not have a material impact on its consolidated financial statements upon adoption since the Company currently has no variable interest entities.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include cash and cash equivalents and long-term debt. At December 31, 2002, the carrying values of the Company’s financial instruments approximated fair values based upon current market prices and rates.

It is the Company’s current policy not to enter into derivative financial instruments. The Company did not have any significant direct foreign currency exposure at December 31, 2002.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The Independent Auditors’ Report and the Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements” in Item 14 are filed as part of this report.

Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning	Charged to Costs		Balance at End of
Classification	of Period	and Expenses	Deductions	Period

YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts	2,325,000	425,000	(263,000)	2,487,000
Reserve for obsolete inventories	1,668,000	248,000	(386,000)	1,530,000
YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts	2,487,000	165,000	(72,000)	2,580,000
Reserve for obsolete inventories	1,530,000	439,000	(170,000)	1,799,000
YEAR ENDED DECEMBER 31, 2002:
Allowance for doubtful accounts	2,580,000	135,000	(681,000)	2,034,000
Reserve for obsolete inventories	1,799,000	230,000	(190,000)	1,839,000

Selected Quarterly Financial Data

See information set forth above under the heading “Selected Quarterly Financial Data” on page 12.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2002 and the information from the section entitled “Executive Officers of the Registrant” in Part I of this report.

Item 11. EXECUTIVE COMPENSATION

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders under the captions “Board Compensation,” “Executive Compensation,” “Report of the Compensation Committee,” “Compensation Committee Interlock Insider Participation” and “Stock Performance Graph” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders under the caption “Principal Shareholders and Stock Ownership of Management,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is incorporated herein by reference the information required by this Item included in the Company’s definitive proxy statement for the 2003 annual meeting of stockholders under the caption “Indebtedness of Management,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2002.

Item 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Page in This
Report

(a) Documents filed as part of this report:

(1) Financial Statements
The documents described in the “Index to Consolidated Financial Statements” are included in this report	F-1
(2) Financial Statement Schedules included herein:
Schedule II — “Valuation and Qualifying Accounts”	20
All other schedules are omitted, as the required information is inapplicable
(3) Exhibits
The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 2002

Independent Auditors’ Report

To the Board of Directors and Stockholders of
  I-Flow Corporation:

We have audited the accompanying consolidated balance sheets of I-Flow Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of I-Flow Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets during 2002 as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP Costa Mesa, California February 27, 2003

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Amounts in thousands, except share and per share amounts)	2002	2001

Assets
Current assets:
Cash and cash equivalents	$1,700	$2,033
Accounts receivable, less allowance for doubtful accounts of $2,034 and $2,580 at December 31, 2002 and 2001, respectively	10,483	10,010
Inventories, net	7,046	6,984
Prepaid expenses and other current assets	477	353
Deferred taxes	2,541	2,294

Total current assets	22,247	21,674
Property, net	5,626	4,805
Goodwill	2,639	6,113
Other intangible assets, net	1,134	902
Other long-term assets	155	168
Deferred taxes	1,560	2,042

Total assets	$33,361	$35,704

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,898	$3,115
Accrued payroll and related expenses	1,349	1,875
Income taxes payable	507	576
Current portion of long-term debt	77	221
Other liabilities	59	65

Total current liabilities	5,890	5,852

Long-term debt, less current portion	1	83
Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized, 15,473,138 and 15,344,550 shares issued and outstanding at December 31, 2002 and 2001, respectively	43,106	42,274
Accumulated other comprehensive income (loss)	(95)	1
Accumulated deficit	(15,541)	(12,506)

Net shareholders’ equity	27,470	29,769

Total liabilities and shareholders’ equity	$33,361	$35,704

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS

	Years ended December 31,
(Amounts in thousands, except per share amounts)	2002	2001	2000

Revenues:
Net product sales	$27,824	$22,942	$23,497
Rental income and other	10,293	10,363	8,469

Total revenues	38,117	33,305	31,966
Cost of revenues	14,597	14,011	13,710

Gross profit	23,520	19,294	18,256

Operating expenses
Selling and marketing	12,324	5,504	5,115
General and administrative	8,336	9,385	8,150
Product development	2,104	2,238	2,001

Total operating expenses	22,764	17,127	15,266

Operating income	756	2,167	2,990
Interest expense (income), net	(6)	44	265

Income before income taxes and cumulative effect of a change in accounting principle	762	2,123	2,725
Income tax provision	323	856	1,113

Net income before cumulative effect of a change in accounting principle	439	1,267	1,612

Cumulative effect of a change in accounting principle for goodwill	(3,474)	—	—

Net income (loss)	(3,035)	1,267	1,612

Net income per share, before cumulative effect of a change in accounting principle
Basic	$0.03	$0.08	$0.11
Diluted	0.03	0.08	0.10
Loss per share from cumulative effect of a change in accounting principle
Basic	$(0.23)	$—	$—
Diluted	(0.22)	—	—
Net income (loss) per share
Basic	$(0.20)	$0.08	$0.11
Diluted	(0.19)	0.08	0.10
Comprehensive Operations:
Net income (loss)	$(3,035)	$1,267	$1,612
Foreign currency translation adjustments	(96)	(34)	9

Comprehensive income (loss)	$(3,131)	$1,233	$1,621

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other
	Common Stock		Common	Comprehensive
			Stock	Income	Accumulated
(Amounts in thousands)	Shares	Amount	Warrants	(Loss)	Deficit	Net

Balance, January 1, 2000	14,692	$39,414	$615	$26	$(15,385)	$24,670
Exercise of common stock options	182	406				406
Common stock issued for acquisition	200	750				750
Settlement of escrow shares	(22)	(67)				(67)
Tax impact from exercise of stock options		(145)				(145)
Stock based compensation		383				383
Foreign currency translation adjustment				9		9
Net income					1,612	1,612

Balance, December 31, 2000	15,052	$40,741	$615	$35	$(13,773)	$27,618
Exercise of common stock options	293	156				156
Tax impact from exercise of stock options		129				129
Expiration of common stock warrants		615	(615)
Stock based compensation		633				633
Foreign currency translation adjustment				(34)		(34)
Net income					1,267	1,267

Balance, December 31, 2001	15,345	$42,274	$—	$1	$(12,506)	$29,769

Exercise of common stock options	55	63				63
Tax impact from exercise of stock options		17				17
Stock based compensation	73	752				752
Foreign currency translation adjustment				(96)		(96)
Net loss					(3,035)	(3,035)

Balance, December 31, 2002	15,473	$43,106	$—	$(95)	$(15,541)	$27,470

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Amounts in thousands)	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(3,035)	$1,267	$1,612
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	235	573	951
Depreciation and amortization	2,089	2,661	2,648
Cumulative effect of a change in accounting principle	3,474	—	—
Loss on disposal of property	8	3	10
Stock based compensation	752	633	383
Change in inventory obsolescence reserve	40	269	(138)
Change in allowance for doubtful accounts	(546)	93	162
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	70	2,380	(3,696)
Inventories	(102)	(3,092)	(283)
Prepaid expenses and other	(42)	19	235
Accounts payable and accrued payroll and related expenses	174	959	(106)
Income taxes payable	(51)	(68)	(124)
Other liabilities	31	(120)	70

Net cash provided by operating activities	3,097	5,577	1,724

Cash flows from investing activities:
Capital expenditures	(2,677)	(1,819)	(2,948)
Cash paid for acquisition, net of cash received	—	(165)	(584)
Change in other assets	(478)	(417)	(232)

Net cash used in investing activities	(3,155)	(2,401)	(3,764)

Cash flows from financing activities:
Net proceeds (repayments) from line of credit	—	(500)	412
Proceeds from issuance of note payable	—	—	812
Payments on notes payable	(226)	(1,975)	(1,604)
Proceeds from exercise of stock options and warrants	63	156	406

Net cash provided by (used in) financing activities	(163)	(2,319)	26

Effect of exchange rates on cash	(112)	(8)	6

Net increase (decrease) in cash and cash equivalents	(333)	849	(2,008)
Cash and cash equivalents at beginning of year	2,033	1,184	3,192

Cash and cash equivalents at end of year	$1,700	$2,033	$1,184

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$11	$98	$256

Income tax payments	$139	$413	$245

Tax impact from exercise of stock options	$17	$129	$(145)

Settlement of escrow shares	$—	$—	$67

Liabilities issued and assumed in connection with acquisition:
Fair value of assets acquired (including intangibles)	$—	$165	$2,222
Cash outflows for business acquisition	—	(165)	(584)
Common stock and warrants issued	—	—	(750)

Liabilities issued and assumed	$—	$—	$888

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations - I-Flow Corporation (“I-Flow” or “the Company”) was incorporated in California on July 17, 1985. On July 30, 2001, the Company reincorporated in the State of Delaware by merging into a wholly owned subsidiary incorporated in Delaware. The Company designs, develops and markets technically advanced, low-cost ambulatory infusion systems that seek to redefine the standard of care by providing life enhancing, cost effective solutions for pain management and infusion therapy. The Company’s products are used both in hospitals and alternate site settings. I-Flow manufactures a growing line of compact, portable infusion pumps, catheters and pain kits that administer medication directly to the wound site as well as administer local anesthetic, chemotherapy, antibiotics, nutritional supplements and other medications. InfuSystem, Inc., a wholly-owned subsidiary, is primarily engaged in the rental of medical infusion pumps. Spinal Specialties, Inc., another wholly owned subsidiary of I-Flow Corporation, is primarily engaged in the manufacturing and marketing of custom regional anesthesia kits with expanded capabilities in interventional radiology products.

Principles of Consolidation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash in the bank, money-market funds and U.S. Treasury bills with an original maturity date of 90 days or less.

Inventories - Inventories are stated at the lower of cost (determined on a first in, first out basis) or market. Inventories consisted of the following as of December 31:

	2002	2001

Raw Materials	$4,404,000	$4,553,000
Work in Process	411,000	199,000
Finished Goods	2,231,000	2,232,000

Total	$7,046,000	$6,984,000

Long Lived Assets – The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. The Company has determined that there was no impairment at December 31, 2002.

Property – Property is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Leasehold improvements are amortized using the straight-line method over the life of the asset or the remaining term of the lease, whichever is shorter. Property consisted of the following as of December 31:

	2002	2001

Furniture, fixtures and equipment	$8,585,000	$6,837,000
Rental and demonstration equipment	6,386,000	5,494,000
Accumulated depreciation and amortization	(9,345,000)	(7,526,000)

Total	$5,626,000	$4,805,000

Change in Accounting for Goodwill and Other Intangibles – Prior to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, the excess of cost over fair value of net assets acquired was amortized on a straight-line basis over five to fifteen years. Prior to the adoption of SFAS No. 142, the Company periodically evaluated the recoverability of goodwill based on the future undiscounted cash flows and had determined that there was no impairment of goodwill (see New Accounting Pronouncements). The Company’s other intangible assets include patents and licensing rights and are being amortized using the straight-line method over five to seven years. Effective January 1, 2002, goodwill is no longer amortized but is tested for impairment at least annually. A transitional impairment charge of $3,474,000 was recognized upon adoption. See Note 2 to Notes to Consolidated Financial Statements.

Revenue Recognition – Revenue from product sales is recognized at the time of shipment and passage of title. Provision is made currently for the amount of estimated product returns and warranty obligations. Amounts incurred have been within management’s expectations and historically insignificant.

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

Management performs periodic analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have an impact on operations and cash flows.

During the fourth quarter of 2001, the Company repurchased inventory from Ethicon Endo-Surgery, Inc. as part of the termination of a distribution agreement. The repurchase was accounted for as a sales return, and approximately $963,000 related to this transaction was included in accounts payable as of December 31, 2001.

Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all or any deferred tax assets will not be realized.

Accounting for Stock Based Compensation – The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation. Stock options issued to consultants and vendors are accounted for at fair value.

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for stock option grants to employees and non-employee directors with exercise prices equal to the fair market value of the underlying shares at the grant date. Had compensation cost for the Company’s option plans been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

	Years Ended December 31,
(Amounts in thousands, except per share amounts)	2002	2001	2000

Net income (loss) – as reported	$(3,035)	$1,267	$1,612
Stock-based employee compensation included in net income (loss), net of tax	$397	$330	$220
Total stock based employee compensation expense determined under fair value based method for all awards, net of tax	$(1,017)	$(886)	$(902)

Net income (loss) – pro forma	$(3,655)	$711	$930

Basic earnings (loss) per share – as reported	$(0.20)	$0.08	$0.11
Basic earnings (loss) per share – pro forma	$(0.24)	$0.05	$0.06
Diluted earnings (loss) per share – as reported	$(0.19)	$0.08	$0.10
Diluted earnings (loss) per share – pro forma	$(0.23)	$0.05	$0.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000: no dividend yield; expected volatility 94% in 2002, 90% in 2001, and 94% in 2000; risk-free interest rate of 3.04% in 2002, 4.75% in 2001, and 4.7% in 2000 and expected lives of 5 years.

Earnings Per Share – Pursuant to SFAS No. 128, Earnings Per Share, the Company provides dual presentation of “Basic” and “Diluted” earnings per share (“EPS”).

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

The following is a reconciliation between weighted average shares used in the basic and diluted earnings per share calculations:

	Years ended December 31,
	2002	2001	2000

Basic net income per share
Weighted-average number of common shares outstanding	15,368,000	15,231,000	15,002,000
Effect of dilutive securities:
Stock options and unvested restricted stock	511,000	518,000	645,000

Diluted net income per share
Weighted-average number of common shares outstanding	15,879,000	15,749,000	15,647,000

Comprehensive Income – Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company has included a calculation of comprehensive income (loss) in its accompanying consolidated statements of operations and comprehensive operations for the years ended December 31, 2002, 2001 and 2000.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Foreign Currency – The financial position and results of operations of the Company’s foreign subsidiary are generally measured using the local currency as the functional currency. Assets and liabilities of the subsidiary are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as a separate component within shareholders’ equity. Realized gains or losses from foreign currency transactions are included in operations as incurred.

New Accounting Pronouncements – In June 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 superseded APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and is effective for all business combinations initiated after June 30, 2001.

Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 addresses the financial accounting and reporting requirements for acquired goodwill and other intangible assets. The Company adopted the provisions of SFAS 142 effective January 1, 2002. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. See Note 2 to Consolidated Financial Statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company is currently evaluating the provisions of SFAS 143 but expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company adopted the provisions of SFAS 144 on January 1, 2002 and such adoption did not have a material impact on its consolidated results of operations and financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company will apply SFAS 146 to exit and disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on its consolidated financial statements. The Company is currently evaluating the recognition provisions of FIN 45 but expects that they will not have a material adverse impact on its consolidated financial statements upon adoption.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The provisions of SFAS 148 are effective in fiscal years ending after December 15, 2002. The Company has evaluated the provisions of SFAS 148 and these provisions will not have a material adverse impact on its consolidated financial statements since the Company has not adopted the fair value method. See Note 1 to the Consolidated Financial Statements for calculation of pro forma net income (loss).

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company expects that the provisions of FIN 46 will not have a material impact on its consolidated financial statements upon adoption since the Company currently has no variable interest entities.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Goodwill and Other Intangible Assets

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

Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the reporting segments identified in Note 9.- Business Segments. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

In accordance with SFAS 142, the Company completed a test for impairment in June 2002 and concluded that consolidated goodwill in the amount of $3,474,000 was impaired. The Company recorded a non-cash charge of $3,474,000 to reduce the carrying value of its goodwill. Such charge is not included in operating income and is reflected as a cumulative effect of a change in accounting principle, effective January 1, 2002, in the accompanying Consolidated Statements of Operations and Comprehensive Operations.

The total impairment amount of $3,474,000 is attributable to the Company’s manufacturing and marketing business segment, and represents the previously unamortized goodwill resulting from the Company’s purchase of substantially all of the assets of Block Medical, Inc. on July 22, 1996, and the Company’s acquisition of all of the outstanding stock of Spinal Specialties, Inc. on January 14, 2000. In calculating the impairment charge, the fair value of the impaired reporting unit was estimated using a market multiple methodology. The impairment of the goodwill associated with the manufacturing and marketing segment resulted from the low profitability of the business segment.

The changes in carrying amount of goodwill by segment for the years ended December 31, 2002 and 2001 are as follows:

	Manufacturing and
	Marketing	Rentals	Total

Balance as of January 1, 2001	$3,910,000	$2,875,000	$6,785,000
Goodwill acquired	165,000		165,000
Amortization of goodwill	(601,000)	(236,000)	(837,000)

Balance as of December 31, 2001	3,474,000	2,639,000	6,113,000
Impairment loss	(3,474,000)		(3,474,000)

Balance as of December 31, 2002	$—	2,639,000	$2,639,000

As of December 31, 2002, the remaining goodwill of $2,639,000 is attributable to the Company’s rentals business segment and the Company has determined that there was no impairment of this goodwill as of January 1, 2002 or December 31, 2002. The following schedule presents net income (loss) and per share amounts as if the Company had adopted the non-amortization provisions of SFAS 142 effective January 1, 2000.

	For the years ended December 31,
	2002	2001	2000

Reported net income (loss)	$(3,035,000)	$1,267,000	$1,612,000
Add back:
Goodwill amortization	—	837,000	1,064,000
Less: Tax effect of goodwill
amortization	—	(162,000)	(263,000)

Adjusted net income (loss)	(3,035,000)	1,942,000	2,413,000

Basic earnings per share
Reported net income (loss)	(0.20)	0.08	0.11
Goodwill amortization, net of tax	—	0.05	0.05

Adjusted net income (loss)	$(0.20)	$0.13	$0.16

Diluted earnings per share
Reported net income (loss)	(0.19)	0.08	0.10
Goodwill amortization, net of tax	—	0.04	0.05

Adjusted net income	$(0.19)	$0.12	$0.15

     Amortizable intangible assets in the accompanying consolidated balance sheets are as follows:

	As of December 31, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,817,000	$713,000	$1,104,000
Licensing Rights	150,000	120,000	30,000

Total	$1,967,000	$833,000	$1,134,000

	As of December 31, 2001

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,457,000	$615,000	$842,000
Licensing Rights	150,000	90,000	60,000

Total	$1,607,000	$705,000	$902,000

The Company amortizes patents and licensing rights over a period of seven and five years, respectively. Amortization expense was $256,000 and $214,000 for the years ended December 31, 2002 and 2001, respectively. Amortization expense of intangible assets is expected to be approximately $230,000 in each of the next five fiscal years.

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

The Company has a line of credit, expiring in December 2003, under which it may borrow up to the lesser of $4,000,000 or 80% of eligible accounts receivable and 25% of eligible inventories, as defined. There was $3,200,000 available for borrowing under the line and no balance outstanding as of December 31, 2002. Interest is payable monthly at the bank’s prime rate plus 0.50% (4.75% at December 31, 2002).

Additionally, the Company’s wholly-owned subsidiary, InfuSystem, has a line of credit agreement, expiring April 1, 2003. Under the terms of this line of credit agreement, Infusystem may borrow up to the lesser of $2,500,000 or 80% of its eligible accounts receivable, as defined. There was $2,500,000 available for borrowing under the line as of December 31, 2002. There were no amounts outstanding under the line of credit as of December 31, 2002. The Company intends to renew the line of credit or seek replacement financing. Interest is payable monthly at the bank’s prime rate less 0.25% (4.00% at December 31, 2002). In addition, InfuSystem has an unused facility under which it may borrow up to $1,000,000 for the purchase of equipment.

The Company’s long-term debt consists of the following at December 31:

	2002	2001

Capital Lease Obligations under which interest is payable monthly at rates from 0 to 12.3%, due on various dates; collateralized by the related assets purchased by InfuSystem, Inc.	78,000	260,000
Other	—	44,000

Total	78,000	304,000
Less current portion	77,000	221,000

Total long-term debt	$1,000	$83,000

The lines of credit and the notes are collateralized by substantially all of the Company’s assets and require the Company to comply with certain covenants principally relating to working capital and liquidity. As of December 31, 2002, the Company was in compliance with all such covenants.

Future principal payments on long-term debt are as follows:

Year ended December 31:

2003	$77,000
2004	1,000

Total	$78,000

5.	Shareholders’ Equity

Preferred Stock - As of December 31, 2002, the Company was authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share, in one or more series. There were no shares of preferred stock issued and outstanding as of December 31, 2002, 2001 or 2000.

On March 8, 2002, in connection with the adoption of a Stockholder Rights Plan (discussed below), the Company filed a Certificate of Designation with the State of Delaware designating 300,000 shares of preferred stock as Series A Junior Participating Cumulative Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is nonredeemable and, unless otherwise provided, is subordinate to any other series of the Company’s preferred stock. A holder of a share of Series A Preferred Stock is entitled to receive when, as and if declared, the greater of (i) cash and non-cash dividends in an amount equal to 100 times the dividends declared on each share of common stock or (ii) a preferential annual dividend of $1.00 per preferred share ($0.01 per one one-hundredth (1/100) of a preferred share). Each share of Series A Preferred Stock has one hundred (100) votes per share (one vote per one one-hundredth (1/100) of a preferred share), voting together with the shares of common stock. In the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, the holder of a share of Series A Preferred Stock shall be entitled to receive 100 times the amount received per common share. The rights of the Series A Preferred Stock as to dividends, voting and liquidation preferences are protected by antidilution provisions.

Stockholder Rights Plan - On February 26, 2002, the Board of Directors of the Company adopted a Stockholder Rights Plan (the “Rights Plan”). The Rights Plan provides for a dividend of one right (a “Right”) to purchase fractions of shares of the Company’s Series A Preferred Stock for each share of the Company’s common stock. Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock, the Rights permit the holders (other than the 15% holder) to purchase the Company’s common stock at a 50% discount upon payment of an exercise price of $30 per Right. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquirer at a 50% discount. Under certain conditions, the Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $0.001 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company’s common stock. The Rights shall expire on February 26, 2012, unless earlier redeemed or exchanged, unless the distribution date has previously occurred and the Rights have separated from the shares of common stock, in which case the Rights will remain outstanding for ten years from the date they separate.

Common Stock - In December 2001 the Board of Directors of the Company approved a Restricted Stock Plan pursuant to which employees of the Company may be offered the opportunity to acquire common stock of the Company. A total of 125,000 shares were authorized for issuance under the plan. As of December 31, 2001, no shares were issued under the plan. As of December 31, 2002, 73,500 shares were issued and outstanding under the plan of which 3,000 were vested. The remaining unvested shares vest over a period of three years subject to acceleration of vesting based upon the achievement of individual performance goals. Compensation expense of $32,000 related to such shares was recognized in 2002. On February 27, 2003, the Board of Directors of the Company approved an amendment to the Restricted Stock Plan authorizing an additional 250,000 shares for issuance under the plan, for a total of 375,000 shares authorized for issuance under the plan.

Stock Options and Warrants - During the year ended December 31, 2001, warrants to purchase 250,000 shares of the Company’s common stock expired unexercised and the $615,000 original valuation of the warrants was reclassified to common stock.

The Company had a stock option plan approved by the shareholders in 1992 which provided for the granting of options to non-employee directors (“the 1992 Director Plan”) to purchase up to 400,000 shares of the Company’s common stock at exercise prices not less than the fair market value of the Company’s common stock at the date of grant. Under the terms of the plan, options to purchase 10,000 shares of the Company’s common stock were to be granted to each non-employee director serving in such capacity as of the first business day of January of each year as long as the plan remains in existence. Options granted became exercisable in four equal installments, with one installment occurring at the end of each calendar quarter subsequent to the date of grant. The options expire at the earlier of five years from the date of grant or two years after termination of the option holder’s status as a director. The 1992 Director Plan was terminated on May 23, 2002. Options granted under the 1992 Director Plan which were currently outstanding as of the date of plan termination were unaffected by the plan termination and continued to vest under their original terms.

In May 1996, the shareholders of the Company approved an equity incentive plan (the “1996 Plan”) which provided for the grant of stock options (including incentive stock options or nonqualified stock options) and other stock-based benefits to directors, officers, employees, consultants and advisors of the Company and its affiliated entities. The maximum number of shares of Common Stock which may be the subject of awards granted under the 1996 Plan could not exceed 2,500,000 shares in the aggregate, subject to adjustments for stock splits or other adjustments as discussed below. The shares available under the 1996 Plan could either be authorized and unissued shares or shares reacquired by the Company through open market purchases or otherwise. Under the terms of the 1996 Plan, if any award granted under the 1996 Plan expired, terminated or was forfeited before the exercise thereof or the payment in full thereof, the shares covered by the unexercised or unpaid portion became available for new grants under the 1996 Plan. Options granted became exercisable at such times as determined by the Compensation Committee of the Board of Directors and expired on various dates up to ten years from the date of grant. The 1996 Plan was terminated on May 17, 2001 concurrent with the shareholder approval of the I-Flow Corporation 2001 Equity Incentive Plan (the “2001 Plan”). Options granted under the 1996 Plan which were currently outstanding as of the date of plan termination were unaffected by the plan termination and continued to vest under their original terms.

On May 17, 2001, the shareholders of the Company approved the I-Flow Corporation 2001 Equity Incentive Plan (the “2001 Plan”) which provides for the grant of stock options (including incentive stock options or nonqualified stock options), restricted stock, and other stock-based benefits to officers, employees, consultants and advisors of the Company and its affiliated entities. The 2001 Plan was amended on May 23, 2002 to make non-employee directors eligible for grants under the plan. The maximum number of shares of Common Stock which may be the subject of awards granted under the 2001 Plan, as amended, may not exceed 3,000,000 shares in the aggregate, subject to adjustments for stock splits or other adjustments as defined. The shares available under the 2001 Plan may either be authorized but unissued shares or shares reacquired by the Company through open market purchases or otherwise. If any award granted under the 2001 Plan expires, terminates or is forfeited before the exercise thereof or the payment in full thereof, the shares covered by the unexercised or unpaid portion will become available for new grants under the 2001 Plan. Options granted become exercisable at such times as determined by the Compensation Committee of the Board of Directors and expire on various dates up to ten years from the date of grant.

The Company had issued options under the 1996 Plan to purchase an aggregate of 651,336 shares of its Common Stock to certain key employees at exercise prices below fair market value at the date of grant as deferred compensation for services rendered. In addition, the Company has issued options under the 2001 Plan to purchase an aggregate of 91,702 shares of its Common Stock to certain key employees at exercise prices below fair market value at the date of grant as deferred compensation. Compensation expense related to stock options and restricted stock, including stock options granted to non-employees as discussed below, aggregating $752,000, $633,000 and $383,000 has been recorded for each of the years ended December 31, 2002, 2001 and 2000, respectively. The remaining deferred compensation as of December 31, 2002 was approximately $740,000 and will be amortized as the related awards are earned and vested through 2007.

During fiscal year 2000, the Company granted options to nonemployees to purchase 36,000 shares of the Company’s common stock in connection with consulting services. These options have exercise prices equal to the fair market value of the underlying shares at the date of grant and generally vest over one year. The fair value of these options using the Black-Scholes Pricing Model with the following weighted-average assumptions – expected life, contractual life or 5 years, 79% stock volatility, average risk-free interest rate of 4.7%, and no dividends during the expected term - was $50,000, of which $40,000 and $10,000 was recorded as expense during the years ended December 31, 2001 and December 31, 2000, respectively.

During fiscal year 2001, the Company granted options to nonemployees to purchase 15,000 shares of the Company’s common stock in connection with consulting services. These options have exercise prices equal to the fair market value of the underlying shares at the date of grant and generally vest over one year. The fair value of these options using the Black-Scholes Pricing Model with the following weighted-average assumptions – expected life, contractual life or 5 years, 90% stock volatility, average risk-free interest rate of 4.75%, and no dividends during the expected term - was $13,000, of which $5,000 was recorded as expense during the year ended December 31, 2002, and $4,000 was recorded as expense during the year ended December 31, 2001.

During fiscal year 2002, the Company granted options to nonemployees to purchase 48,600 shares of the Company’s common stock in connection with consulting services. These options have exercise prices equal to the fair market value of the underlying shares at the date of grant and generally vest over one to five years. Of these options, 45,000 have been accounted for as a variable award as the consultant’s performance is not complete, and a performance commitment date has not been satisfied in accordance with the provisions of EITF No. 96-18. During fiscal year 2002, the Company has recorded stock based compensation related to the options to purchase 48,600 shares of common stock of approximately $26,000 using the Black-Scholes pricing model with the following weighted-average assumptions – expected life, contractual life of 1 to 5 years, 94% volatility, average risk-free interest rate of 3.04%, and no dividends during the expected term.

Stock option activity for all plans is summarized as follows:

		Weighted-
	Number of	Average
	Shares	Exercise Price

Balance, January 1, 2000 (1,974,317 exercisable at a weighted-average price of $2.27)	2,906,191	2.27
Granted (weighted-average fair value of $2.57 per share)	1,129,434	3.39
Canceled/Expired	(350,266)	3.19
Exercised	(182,266)	2.47

Balance, December 31, 2000 (2,140,504 exercisable at a weighted-average price of $2.31)	3,503,093	2.49
Granted (weighted-average fair value of $1.21 per share)	1,402,629	1.43
Canceled/Expired	(356,784)	2.33
Exercised	(292,621)	2.04

Balance, December 31, 2001 (2,397,074 exercisable at a weighted-average price of $2.34)	4,256,317	$2.18
Granted (weighted-average fair value of $2.01 per share)	976,302	$2.32
Canceled/Expired	(673,610)	$2.45
Exercised	(55,088)	$1.79
Balance, December 31, 2002 (2,611,385 exercisable at a weighted-average price of $2.31)	4,503,921	$2.19

Options to purchase 2,149,000 shares of the Company’s Common Stock were available for grant under the 2001 Plan as of December 31, 2002.

The following table summarizes information concerning outstanding and exercisable options for all plans and grants as of December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-
		Average			Weighted-
	Number	Remaining	Weighted-	Number	Average
	Of Shares	Contractual	Average	Of Shares	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Price

$0.25 - $1.12	353,394	3.00	$1.03	258,427	$1.01
$1.28 - $1.28	1,065,561	3.88	$1.28	359,097	$1.28
$1.38 - $2.18	656,802	2.10	$1.74	554,356	$1.76
$2.19 - $2.49	691,913	3.66	$2.47	73,373	$2.46
$2.50 - $2.89	662,760	2.43	$2.59	545,601	$2.54
$2.91 - $3.37	881,195	3.06	$3.25	661,423	$3.25
$3.38 - $4.00	192,296	1.69	$3.82	159,108	$3.80

Total	4,503,921	3.05	$2.19	2,611,385	$2.31

6.	Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109 Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled.

The income tax provision (benefit) for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

	Years Ended December 31,
	2002	2001	2000

Current:
Federal	$—	$203,000	$77,000
State	88,000	80,000	85,000

	88,000	283,000	162,000
Deferred:
Federal	462,000	545,000	811,000
State	(227,000)	28,000	276,000
Change in valuation allowance	—	—	(136,000)

Subtotal	235,000	573,000	951,000
Total	$323,000	$856,000	$1,113,000

A deferred tax asset in the amount of $465,000 was acquired in conjunction with the acquisition of InfuSystem II, Inc. and Venture Medical, Inc. in 1998. A valuation allowance of $465,000 was established for the deferred tax asset. If this deferred tax asset is realized, the benefit will first go to reduce any unamortized goodwill remaining from the acquisition.

The reconciliations of the effective income tax rate to the federal statutory rate of 35% are as follows:

	Years Ended December 31,
	2002	2001	2000

Tax at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	11.3%	5.5%	6.5%
Foreign operations	(5.0%)	(2.3%)	(0.7%)
Research credit	(4.1%)	(5.0%)	(1.1%)
Goodwill amortization	0.0%	7.3%	5.3%
Nondeductible charges	5.4%	0.5%	0.0%
Change in valuation allowance	—	—	(5.0%)
Other	(0.2%)	(0.7%)	0.8%

Total	42.4%	40.3%	40.8%

As of December 31, 2002 and 2001, the Company had net deferred tax assets comprised of the following:

	December 31,
Deferred Tax Assets:	2002	2001

Net operating losses	$1,409,000	$1,402,000
Amortization of goodwill and other intangibles	2,815,000	2,355,000
Reserves not currently deductible	2,514,000	1,717,000
State taxes	(326,000)	(245,000)
Credits	978,000	998,000
Accrued compensation and related costs	—	551,000
Depreciation	(140,000)	(74,000)

Total deferred income taxes	7,250,000	6,704,000
Valuation allowance	(3,149,000)	(2,368,000)

Net deferred income taxes	$4,101,000	$4,336,000

At December 31, 2002, the Company had federal net operating loss carryforwards of approximately $4,145,000 which begin to expire in the year 2006. Due to certain tax regulations, future use of a portion of the net operating loss carryforwards is limited to approximately $600,000 per year. Tax credits for federal taxes of approximately $755,000 begin to expire in 2007.

The net deferred tax assets of December 31, 2002 were offset by a valuation allowance of $3,149,000. The increase in the valuation allowance in 2002 of $781,000 relates to the deferred tax benefit on the goodwill write-down. As of December 31, 2002, the future realization of the reserved portion of the net deferred tax assets was determined by management to be unlikely, based on current and projected taxable income.

7.	Commitments and Contingencies

In July 1997, the Company entered into a noncancelable-operating lease for a 51,000 square foot building for its primary facility. The lease agreement contains certain scheduled rent increases (which are accounted for on a straight-line basis) and expires in June 2007. (There is an option to extend the lease for an additional 5 years, which the Company currently intends to exercise.) In January 2000, the Company entered into a noncancelable-operating lease for a facility in Tijuana Mexico. The lease expires in December 2005. In April 2002, the Company entered into a noncancelable-operating lease for approximately 9,000 square feet of office space in San Antonio, Texas. The lease expires in March 2005.

Future minimum lease payments under these leases are as follows:

Years Ended December 31,

2003	791,000
2004	794,000
2005	594,000
2006	574,000
2007	502,000
Thereafter	1,928,000

Total	$5,183,000

Rent expense for the years ended December 31, 2002, 2001 and 2000 was $844,000, $629,000 and $627,000, respectively.

The Company is also involved in litigation arising from the normal course of operations. In the opinion of management, the ultimate impact of such litigation will not have a material adverse effect on the Company’s financial position and results of operations.

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnifications to either (a) purchasers of the Company’s businesses or assets; or (b) entities from whom the Company is acquiring assets or businesses; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; and (iv) Company license, consulting, distribution and purchase agreements with its customers and other parties, under which the Company may be required to indemnify such parties for intellectual property infringement claims, product liability claims, and other claims arising from the Company’s provision of products or services to such parties.

The terms of such obligations vary. Generally, a maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no liabilities have been recorded for these obligations on its balance sheets as of December 31, 2002.

8.	Employee Benefit Plan

The Company has a 401(k) retirement plan in which any full time employee may participate. The Company contributes $0.33 for each dollar of employee contribution up to a maximum employer contribution of 1.32% of participants’ annual salaries. The maximum employer contribution at 1.32% corresponds to an employee contribution of 4% of annual salary. Such contributions totaled $102,000, $88,000 and $108,000 for the years ended December 31, 2002, 2001, and 2000, respectively. The Company does not provide post-retirement benefits to its employees.

9.	Business Segments

The Company operates in two business segments: manufacturing and marketing of medical infusion pumps and rentals of medical infusion pumps. The rental business segment principally consists of the activities of InfuSystem, Inc. within the oncology infusion services market segment. The manufacturing and marketing business segment consists of two major product groups, IV Infusion Therapy products and Regional Anesthesia products. Revenues from sales of IV Infusion Therapy products in 2002, 2001 and 2000 were $15,788,000, $14,701,000 and $15,187,000, respectively. Revenues from sales of Regional Anesthesia products in 2002, 2001 and 2000 were $12,036,000, $8,241,000 and $8,310,000, respectively. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1).

Business segment information is as follows for the years ended December 31, 2002, 2001 and 2000:

	Manufacturing and
	Marketing	Rentals	Consolidated

2002:
Revenues	$27,824,000	$10,293,000	$38,117,000
Operating income	(3,070,000)	2,314,000	756,000
Assets	22,078,000	11,283,000	33,361,000
Depreciation and amortization	1,138,000	951,000	2,089,000
Property additions	1,691,000	986,000	2,677,000

2001:
Revenues	$22,942,000	$10,363,000	$33,305,000
Operating income	74,000	2,093,000	2,167,000
Assets	24,458,000	11,246,000	35,704,000
Depreciation and amortization	1,494,000	1,167,000	2,661,000
Property additions	1,001,000	818,000	1,819,000

2000:
Revenues	$23,497,000	$8,469,000	$31,966,000
Operating income	1,426,000	1,564,000	2,990,000
Assets	23,631,000	11,584,000	35,215,000
Depreciation and amortization	1,646,000	1,002,000	2,648,000
Property additions	860,000	2,088,000	2,948,000

Sales to major customers as a percentage of total revenues are shown in the table below for the years ended December 31:

	2002	2001	2000

Customer A – elastomeric infusion products	12%	9%	7%
Customer B – elastomeric infusion products	7%	9%	11%
Customer C – elastomeric infusion products	0%	8%	11%

All of the Company’s rental revenue is domestic. Export sales of medical products represented 24%, 22% and 22% of total revenue during 2002, 2001 and 2000, respectively. Total revenue by geographical region is summarized as follows:

Sales to unaffiliated customers:	2002	2001	2000

United States	$29,117,000	$25,890,000	$24,870,000
Europe	7,236,000	5,897,000	5,153,000
Asia / Pacific Rim	1,095,000	987,000	1,295,000
Other	669,000	531,000	648,000

Total	$38,117,000	$33,305,000	$31,966,000

10.	Related Party Transactions

During June 2001, the Company loaned its chief executive officer $150,000 for personal use. The unsecured note receivable due from the chief executive officer bears interest at 5.58% per annum and is to be repaid over a ten year period through bi-weekly payroll deductions. As of December 31, 2002, the amount due to the Company under the note receivable is approximately $132,000, the majority of which is included in other long-term assets in the accompanying consolidated balance sheets.

During fiscal 2001, the Company made an interest-free loan to the chief executive officer of the Company totaling $250,000. This amount was repaid in full during fiscal 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-FLOW CORPORATION

Dated:	March 30, 2003	By:	/s/Donald M. Earhart

Donald M. Earhart Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 30, 2002 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Donald M. Earhart	Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Donald M. Earhart

/s/ James J. Dal Porto	Executive Vice President, Chief Operating
Officer and Director
James J. Dal Porto

/s/ James R. Talevich	Chief Financial Officer (Principal Financial and
Accounting Officer)
James R. Talevich

/s/ John H. Abeles	Director

John H. Abeles, M.D.

/s/ Jack H. Halperin	Director

Jack H. Halperin

/s/ Joel S. Kanter	Director

Joel S. Kanter

/s/ Erik H. Loudon	Director

Erik H. Loudon

/s/ Henry Tsutomu Tai	Director and Secretary

Henry Tsutomu Tai, Ph.D., M.D.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald M. Earhart, certify that:

1.	I have reviewed this annual report on Form 10-K of I-Flow Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 30, 2003

/s/ Donald M. Earhart

Donald M. Earhart President, Chairman and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James R. Talevich, certify that:

1.	I have reviewed this annual report on Form 10-K of I-Flow Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 30, 2003

/s/ James R. Talevich

James R. Talevich Chief Financial Officer

INDEX TO EXHIBITS

     Set forth below is a list of the exhibits included or incorporated by reference as part of this report:

Exhibit No.	Exhibit

2.1	Merger Agreement by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation, dated July 27, 2001 (1)

3.1	Certificate of Incorporation of I-Flow Corporation, a Delaware corporation (1)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (1)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (15)

4.1	Specimen Common Stock Certificate (2)

4.2	Warrant Agreement between the Company and American Stock Transfer & Trust Company, as Warrant Agent, dated February 13, 1990 (3)

4.3	Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc. (16)

4.4	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and Form of Election to Purchase (15)

10.1	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan Restated as of March 23, 1992 (5) *

10.2	1992 Non-Employee Director Stock Option Plan (6) *

10.3	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (7)

10.4	1996 Stock Incentive Plan (8) *

10.5	Agreement for Purchase and Sale of Assets dated as of July 3, 1996 by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (4)

10.6	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (9)

10.7	Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (10)

10.8	Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated September 28, 1995 (11)

Exhibit No.	Exhibit

10.9	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated March 2, 1998 (11)

10.10	Agreement and Plan of Merger by and Among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. dated January 13, 2000 (12)

10.11	I-Flow Corporation 2001 Equity Incentive Plan (2) *

10.12	Restricted Stock Plan of I-Flow Corporation

10.20	Employment Agreement with Donald M. Earhart dated May 16, 1990 (13) *

10.21	Amendment #1 to Employment Agreement with Donald M. Earhart dated June 21, 2001 (2)*

10.22	Promissory Note with Donald M. Earhart dated June 15, 2001 (2)

10.23	Amended and Restated Employment Agreement with James J. Dal Porto dated June 21, 2001 (2) *

10.24	Employment Agreement with James R. Talevich dated June 30, 2000 (14) *

10.25	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001 (2) *

10.26	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (2) *

21	List of Subsidiaries

23.1	Independent Auditors’ Consent

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K on August 3, 2001.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#33-32263-LA) declared effective February 1, 1990.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Report on Form 8-K dated July 22, 1996.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Post Effective Amendment to its Registration Statement (#33-41207-LA) declared effective November 6, 1992.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Form 10-K for its fiscal year ended December 31, 1991.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Form 10-K for its fiscal year ended December 31, 1995.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#333-16547) declared effective November 20, 1996.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Report on Form 8-K dated April 14, 1997.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Report on Form 8-K dated February 9, 1998.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Form 10-K for its fiscal year ended December 31, 1997.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Form 10-K for its fiscal year ended September 30, 1990.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Form 10-K for its fiscal year ended December 31, 2000.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2002.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement on Form S-3, filed February 10, 1997.