Form 10-Q
period 2003-03-31
I FLOW CORP /DE/
filed 2003-05-15
CIK 857728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-18338

I-Flow Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0121984 (I.R.S. Employer Identification No.)

20202 Windrow Drive, Lake Forest, CA (Address of Principal Executive Offices)	92630 (Zip Code)

(949) 206-2700

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).
Yes [  ] No [X]

As of April 29, 2003 there were 15,622,263 shares of common stock outstanding.

I-FLOW CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

I-FLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,280,000	$1,700,000
Accounts receivable, net	11,153,000	10,483,000
Inventories, net	7,352,000	7,046,000
Prepaid expenses and other current assets	838,000	477,000
Deferred taxes	2,541,000	2,541,000

Total current assets	23,164,000	22,247,000

Property, net	6,196,000	5,626,000
Goodwill	2,639,000	2,639,000
Other intangible assets, net	1,102,000	1,134,000
Other long-term assets	161,000	155,000
Deferred taxes	1,560,000	1,560,000

TOTAL	$34,822,000	$33,361,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,330,000	$3,898,000
Accrued payroll and related expenses	1,832,000	1,349,000
Income taxes payable	525,000	507,000
Current portion of long-term debt	41,000	77,000
Line of credit	300,000	—
Other liabilities	57,000	59,000

Total current liabilities	7,085,000	5,890,000

LONG-TERM DEBT, less current portion	—	1,000

Commitments and Contingencies (Note 1)

STOCKHOLDERS’ EQUITY:
Preferred stock - $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 40,000,000 shares authorized; 15,596,191 and 15,473,138 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	43,428,000	43,106,000
Accumulated other comprehensive loss	(167,000)	(95,000)
Accumulated deficit	(15,524,000)	(15,541,000)

Net stockholders’ equity	27,737,000	27,470,000

TOTAL	$34,822,000	$33,361,000

See accompanying notes to unaudited condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,

	2003	2002 (1)

Net revenues	$11,164,000	$8,550,000
Costs and expenses:
Cost of sales	4,149,000	3,456,000
Selling and marketing	3,973,000	2,367,000
General and administrative	2,519,000	1,974,000
Product development	502,000	526,000

Total costs and expenses	11,143,000	8,323,000
Operating income	21,000	227,000
Interest income, net	(8,000)	(1,000)
Income tax provision	12,000	92,000

Net income before cumulative effect of a change in accounting principle	17,000	136,000
Cumulative effect of a change in accounting principle:
Goodwill impairment	—	(3,474,000)

Net income (loss)	$17,000	$(3,338,000)

Net income per share, before cumulative effect of change in accounting principle
Basic	$—	$0.01
Diluted	$—	$0.01
Loss per share from cumulative effect of change in accounting principle
Basic	$—	$(0.23)
Diluted	$—	$(0.22)
Net income (loss) per share
Basic	$—	$(0.22)
Diluted	$—	$(0.21)
Comprehensive Operations:
Net income (loss)	$17,000	$(3,338,000)
Foreign currency translation gain (loss)	(72,000)	9,000

Comprehensive loss	$(55,000)	$(3,329,000)

See accompanying notes to unaudited condensed consolidated financial statements.

(1)	Effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.” The Company recognized a transitional goodwill impairment loss of $3,474,000 as a cumulative effect of a change in accounting principle during the six months ended June 30, 2002. The amounts previously reported for the first quarter of 2002 have been revised to include the $3,474,000 cumulative effect of this change in accounting principle. The effect of the change on the first quarter 2002 results was to reduce net income by $3,474,000, or $0.22 per diluted share.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,000	$(3,338,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	441,000	479,000
Cumulative effect of a change in accounting principle	—	3,474,000
Stock based compensation	153,000	201,000
Change in allowance for doubtful accounts	(175,000)	(23,000)
Change in inventory obsolescence reserve	59,000	54,000
Changes in operating assets and liabilities:
Accounts receivable	(498,000)	370,000
Inventories	(365,000)	(100,000)
Prepaid expenses and other current assets	(361,000)	133,000
Accounts payable, accrued payroll and related expenses	924,000	(475,000)
Income taxes payable	17,000	69,000
Other liabilities	(2,000)	(33,000)

Net cash provided by operating activities	210,000	811,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(939,000)	(656,000)
Change in other assets	(46,000)	(96,000)

Net cash used in investing activities	(985,000)	(752,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	300,000	—
Principal payments on long-term debt	(36,000)	(67,000)
Proceeds from exercise of stock options and warrants	169,000	22,000

Net cash provided by (used in) financing activities	433,000	(45,000)

Effect of exchange rate changes on cash and cash equivalents	(78,000)	(23,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(420,000)	(9,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,700,000	2,033,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,280,000	$2,024,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,000	$2,000

Income tax payments	$—	$22,000

See accompanying notes to unaudited condensed consolidated financial statements.

I-FLOW CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments, and a goodwill impairment charge related to a change in accounting principle discussed in Note 4 below) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at March 31, 2003 and the results of its operations and its cash flows for the three-month periods ended March 31, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

The financial statements included herein should be read in conjunction with the financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 2003.

New Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 addresses the financial accounting and reporting requirements for acquired goodwill and other intangible assets. The Company adopted the provisions of SFAS 142 effective January 1, 2002. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. See Note 4 to condensed consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted the provisions of SFAS 143 on January 1, 2003 and such adoption did not have a material impact on its consolidated results of operations and financial position.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company adopted the provisions of SFAS 146 on January 1, 2003, and such adoption did not have a material impact on its consolidated results of operations and financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on the consolidated financial statements. The Company adopted the recognition provisions of FIN 45 effective January 1, 2003 and such adoption did not have a material impact on the consolidated results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The Company has adopted the provisions of SFAS 148 effective January 1, 2003, and has included the additional required disclosures below under the heading Accounting for Stock Based Compensation. This adoption did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted the provisions of FIN 46 effective February 1, 2003, and such adoption did not have a material impact on its consolidated results of operations and financial position because the Company currently has no variable interest entities.

Accounting for Stock Based Compensation – The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock options issued to consultants and vendors are accounted for at fair value.

The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for stock option grants to employees and non-employee directors with exercise prices equal to the fair market value of the underlying shares at the grant date. Had compensation cost for the Company’s option plans been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

	Three Months Ended March 31,

(Amounts in thousands, except per share amounts)	2003	2002

Net income (loss) – as reported	$17	$(3,338)
Stock-based employee compensation included in net income (loss), net of tax	$56	$103
Total stock based employee compensation expense determined under fair value based method for all awards, net of tax	$(182)	$(280)

Net income (loss) – pro forma	$(109)	$(3,515)

Basic earnings (loss) per share – as reported	$—	$(0.22)
Basic earnings (loss) per share – pro forma	$(0.01)	$(0.23)
Diluted earnings (loss) per share - as reported	$—	$(0.21)
Diluted earnings (loss) per share – pro forma	$(0.01)	$(0.22)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the first quarter of 2003 and fiscal year 2002: no dividend yield; expected volatility 94%; risk-free interest rate of 3.04%; and expected lives of 5 years.

2.	Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2003	2002

Raw Materials	$4,617,000	$4,404,000
Work in Process	544,000	411,000
Finished Goods	2,191,000	2,231,000

Total	$7,352,000	$7,046,000

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

The following is a reconciliation between the number of shares used in the basic and diluted net income (loss) per share calculations:

	Three Months Ended
	March 31,

(Amounts in thousands)	2003	2002

Net income before cumulative effect of a change in accounting principle	$17	$136

Net income (loss)	$17	$(3,338)

Basic net income (loss) per share
Weighted average number of common shares outstanding	15,434	15,366
Effect of dilutive securities:
Stock options and unvested restricted stock	510	844

Diluted net income (loss) per share
Weighted average number of common shares outstanding	15,944	16,210

Potential common shares of 2,102,000 and 1,004,000 have been excluded from diluted weighted average common shares for the three-month periods ended March 31, 2003 and 2002, respectively, as the effect would be anti-dilutive.

4.	Goodwill and Other Intangible Assets

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

Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the reporting segments identified in Note 5. — Business Segments. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

In accordance with SFAS 142, the Company completed a test for impairment in June 2002 and concluded that consolidated goodwill in the amount of $3,474,000 was impaired. The Company recorded a non-cash charge of $3,474,000 to reduce the carrying value of its goodwill retroactively during the quarter ended March 31, 2002. Such charge is not included in operating income and is reflected as a cumulative effect of a change in accounting principle, effective January 1, 2002, in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Operations.

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

The changes in carrying amount of goodwill by segment for fiscal year 2002 and the three months ended March 31, 2003 are as follows:

	Manufacturing and
	Marketing	Rentals	Total

Balance as of January 1, 2002	$3,474,000	$2,639,000	$6,113,000
Impairment loss	(3,474,000)	—	(3,474,000)

Balance as of December 31, 2002	—	2,639,000	$2,639,000
Goodwill acquired	—	—	—
Amortization of goodwill	—	—	—
Impairment loss	—	—	—

Balance as of March 31, 2003	$—	$2,639,000	$2,639,000

As of March 31, 2003, the remaining goodwill of $2,639,000 is attributable to the Company’s rentals business segment and the Company has determined that there was no impairment of this goodwill as of March 31, 2003 or December 31, 2002.

Amortizable intangible assets in the accompanying consolidated balance sheets are as follows:

	As of March 31, 2003

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,843,000	$763,000	$1,080,000
Licensing Rights	150,000	128,000	22,000

Total	$1,993,000	$891,000	$1,102,000

	As of December 31, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,817,000	$713,000	$1,104,000
Licensing Rights	150,000	120,000	30,000

Total	$1,967,000	$833,000	$1,134,000

The Company amortizes patents and licensing rights over a period of seven and five years, respectively. Amortization expense was $72,000 and $60,000 for the three month-periods ended March 31, 2003 and 2002, respectively. Amortization expense of intangible assets is expected to be approximately $230,000 in each of the next five fiscal years.

5.	Business Segments

The Company operates in two business segments: manufacturing and marketing of medical infusion products, and rentals of medical infusion pumps.

Business segment information is as follows for the three-month periods ended March 31, 2003 and 2002:

	Manufacturing and
(Amounts in thousands)	Marketing	Rentals	Consolidated

Three months ended March 31, 2003
Revenues	$8,134	$3,030	$11,164
Operating income (loss)	(642)	663	21
Assets	23,374	11,448	34,822
Three months ended March 31, 2002
Revenues	6,059	2,491	8,550
Operating income (loss)	(378)	605	227
Assets	24,166	11,577	35,743

6.	Guarantees and Indemnifications

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

The terms of such obligations vary. Generally, a maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations. The fair value of indemnities, commitments and guarantees that the Company issued during the quarter ended March 31, 2003 was not significant to the Company's financial position, results of operations, or cash flows.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s opinions about trends and factors that may impact future operating results. Statements that use words such as “believes,” “anticipates,” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those expected, and readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report which seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-K, 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include, without limitation, reliance on the success of the home health care industry, the Company’s success in pursuing its direct sales strategy, the reimbursement system currently in place and future changes to that system, competition in the industry, economic and political conditions in foreign countries, currency exchange rates, inadequacy of booked reserves, technological changes, and product availability. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

Critical Accounting Policies

I-Flow prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Accordingly, the Company is required to make estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting policies which the Company believes are the most important to aid in fully understanding and evaluating its reported financial results include the following:

Revenue Recognition and Accounts Receivable

The Company recognizes revenue from product sales at the time of shipment and passage of title. The Company offers the right of return for defective products, and continuously monitors and tracks product returns. Also, the Company records a provision for the estimated amount of future returns based on historical experience and any notification received of pending returns. Although product returns have historically been insignificant, the Company cannot guarantee that it will continue to experience the same return rates as in the past. Any significant increase in product returns could have a material adverse impact on the Company’s operating results for the period or periods in which the returns occur.

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

Bad Debts

The Company performs various analyses to evaluate accounts receivable balances. It records an allowance for bad debts based upon the estimated collectibility of the accounts such that the recorded amounts reflect estimated net realizable value. The Company applies specified percentages to the accounts receivable agings related to product sales to estimate the amount that will ultimately be uncollectible and therefore should be reserved. The percentages are increased as the accounts age. The collectibility of accounts receivable related to rental revenues from medical pumps is estimated based upon current and historical collection and reimbursement rates for that business segment. If the actual uncollected amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly and adversely affected.

Inventories

The Company values inventory at the lower of the actual cost to purchase or manufacture the inventory and the current estimated market value of the inventory. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory on specifically identified items based primarily upon the estimated forecast of product demand and production requirements for the next two years. A significant increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, the Company’s estimates of future product demand may prove to be inaccurate such that the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have over-reported cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company seeks to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and reported operating results.

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

Intangible Assets

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires the Company to cease amortizing goodwill and indefinite life intangibles effective January 1, 2002. Any goodwill and indefinite life intangibles resulting from acquisitions completed after June 30, 2001 will not be amortized. The Company’s business combinations have at various times resulted in the acquisition of goodwill and other intangible assets, which may affect the amount of future period amortization expense and impairment expense that the Company may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect its consolidated financial statements. The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The Company compares market value to book value of each reporting unit to determine whether or not any potential impairment of goodwill exists. The Company cannot guarantee that there will be no additional impairment in the future. See Note 4 to Condensed Consolidated Financial Statements.

The Company also reviews the recoverability of the carrying value of identified intangibles and other long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows from the operations to which the assets relate, utilizing our best estimates, appropriate assumptions and projections at the time. These projected future cash flows may significantly vary over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset would be deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset.

Results of Operations

Net revenues during the three-month period ended March 31, 2003 were $11,164,000 compared to $8,550,000 for the same period in the prior year, representing an increase of 31%. The net increase in revenues of $2,614,000 for the three-month period ended March 31, 2003 compared to the same period in the prior year was primarily due to an increase in regional anesthesia product revenues of $1,656,000 or 69%. Revenues in both other market segments also increased over the prior year quarter. Oncology infusion services increased $539,000 and I.V. infusion therapy increased $419,000 when compared to the same period in the prior year.

The Company incurred cost of sales of $4,149,000 during the three-month period ended March 31, 2003 compared to $3,456,000 for the same period in the prior year. This represents an increase of 20%, primarily due to higher sales volume. However, during the three-month period ended March 31, 2003, cost of sales as a percentage of net revenues decreased from the prior year by approximately 3 percentage points, primarily due to increased sales of higher-margin products including the Company’s ON-Q® Post Operative Pain Relief System during the quarter ended March 31, 2003.

Selling and marketing expenses for the three-month period ended March 31, 2003 increased over the same period in the prior year by $1,606,000 or 68%. As a percentage of net revenues, selling and marketing expenses increased over the prior by approximately 8%. These increases were primarily due to additional salaries, commissions, travel expenses and recruiting costs related to the expansion of the Company’s direct sales force. The increase also consisted of additional marketing expenses related to the Company’s ON-Q® Post-Operative Pain Relief System.

General and administrative expenses for the three-month period ended March 31, 2003 increased by $545,000, or 28% compared to the same period in the prior year. This increase was primarily due to increased outside professional services and accrued compensation costs. As a percentage of net revenues, general and administrative expenses remained relatively constant compared to the same period in the prior year.

Product development expenses for the three-month period ended March 31, 2003 decreased compared to the same period in the prior year by $24,000 or 5%. This decrease was primarily due to reduced consulting expenses and other outside services due to the completion of specific projects. The Company will continue to incur product development expenses as it continues its efforts to introduce new and improved technology and cost-efficient products into the market. Product development expense as a percentage of net revenues decreased by approximately 2% compared to the same period in the prior year.

During the three-month period ended March 31, 2003, the Company recorded income tax expense of $12,000 compared to income tax expense of $92,000 for the same period in the prior year. The Company’s effective tax rate for the quarter ended March 31, 2003 was 42.4% compared to 40.3% for the same period in the prior year.

In accordance with SFAS 142, the Company completed a test for goodwill impairment in June 2002 and concluded that consolidated goodwill in the amount of $3,474,000 was impaired as of January 1, 2002. The Company recorded a non-cash charge of approximately $3,474,000 to reduce the carrying value of its goodwill which was recorded as a cumulative effect of a change in accounting principle in 2002. See Note 4 — Goodwill and Other Intangible Assets.

Liquidity and Capital Resources

During the three-month period ended March 31, 2003, cash of $210,000 was provided by operating activities consisting of net income of $17,000 plus non-cash expenses of $478,000, less net changes in operating assets and liabilities of $285,000.

The Company used cash in investing activities during the three-month period ended March 31, 2003 aggregating $985,000, compared to $752,000 for the same period in the prior year. The expenditures in the three months ended March 31, 2003 consisted of $939,000 used to acquire capital equipment including electronic infusion pumps for the Company’s rental business segment, computer equipment, purchased software, leasehold improvements, furniture, fixtures, tooling and equipment for use in the Company’s operations, and a net outflow related to other assets, primarily patents, of $46,000.

During the three-month period ended March 31, 2003, cash of $433,000 was provided by financing activities consisting of $300,000 in proceeds from the Company’s bank line of credit, and $169,000 in proceeds from the exercise of stock options, partially offset by $36,000 of principal payments on long-term debt.

As of March 31, 2003, the Company had cash and cash equivalents of $1,280,000, net accounts receivable of $11,153,000, and net working capital of $16,079,000. Management believes the Company’s funds, together with possible borrowings on its existing lines of credit and other bank loans, are sufficient to provide for its short and long-term needs for operations as currently projected. The Company may decide to sell additional equity securities or increase its borrowings in order to increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.

The Company has a working capital line of credit with a bank expiring in December 2003. Under the line of credit, the Company may borrow up to the lesser of $4,000,000 or 80% of eligible accounts receivable and 25% of eligible inventory, as defined, at the bank’s prime rate plus 0.50% (4.75% at March 31, 2003). As of March 31, 2003, there were funds available for borrowing of $3,700,000 and the amount outstanding under the line was $300,000. The Company also has a term loan facility with the bank for a maximum amount of $2,000,000, at the bank's prime rate plus 1.00%, expiring in December 2003. There was no amount outstanding under the term loan as of March 31, 2003.

The Company’s InfuSystem subsidiary has a revolving line of credit with a bank under which it may borrow up to $3,500,000 or 80% of eligible accounts receivable, as defined, at the bank’s prime rate less 0.25% (4.00% at March 31, 2003). There were no outstanding borrowings under the line of credit as of March 31, 2003 and there were funds available for borrowing of $3,100,000. The credit line expires June 30, 2004. In addition, InfuSystem has an unused loan facility under which it may borrow up to $2,500,000 for the purchase of equipment.

The lines of credit and the notes are collateralized by substantially all of the Company’s assets and require the Company to comply with certain covenants principally relating to working capital and liquidity. As of March 31, 2003, the Company was in compliance with all such covenants.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 addresses the financial accounting and reporting requirements for acquired goodwill and other intangible assets. The Company adopted the provisions of SFAS 142 effective January 1, 2002. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. See Note 4 to Condensed Consolidated Financial Statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted the provisions of SFAS 143 on January 1, 2003 and such adoption did not have a material impact on its consolidated results of operations and financial position.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company adopted the provisions of SFAS 146 on January 1, 2003, and such adoption did not have a material impact on its consolidated results of operations and financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on the consolidated financial statements. The Company adopted the recognition provisions of FIN 45 effective January 1, 2003 and such adoption did not have a material impact on the consolidated results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The Company has adopted the provisions of SFAS 148 effective January 1, 2003, and has included the additional required disclosures under the heading Accounting for Stock Based

Compensation in the footnotes to the Company’s financial statements. This adoption did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted the provisions of FIN 46 effective February 1, 2003, and such adoption did not have a material impact on its consolidated results of operations and financial position because the Company currently has no variable interest entities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency

The Company has a subsidiary operating in Mexico. As a result, the Company is exposed to potential transaction gains and losses resulting from fluctuations in foreign currency exchange rates. The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.

Item 4. CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II - OTHER INFORMATION

Item 5. Other Information

In February 2002, the Company initiated a patent infringement action against a manufacturer of catheter products. The Company believes this manufacturer was providing to a large orthopedic company a catheter that was claimed to be functionally equivalent to the Company's SoakerTM Catheter.

The lawsuit was settled in April 2003 pursuant to the terms of a Confidential Settlement Agreement. The Company granted a license to the manufacturer as a part of that settlement. In addition, the manufacturer agreed to not refer to, advertise or promote the catheter, or any of its catheter products, as providing uniform distribution of fluid throughout the fenestrated area of the catheter or generically as a “soaker.”

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Set forth below is a list of the exhibits included or incorporated by reference as part of this report:

Exhibit No.	Exhibit

2.1	Merger Agreement by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation, dated July 27, 2001 (1)

3.1	Certificate of Incorporation of I-Flow Corporation, a Delaware corporation (1)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (1)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (15)

4.1	Specimen Common Stock Certificate (2)

4.2	Warrant Agreement between the Company and American Stock Transfer & Trust Company, as Warrant Agent, dated February 13, 1990 (3)

4.3	Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc. (16)

4.4	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and Form of Election to Purchase (15)

10.1	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan Restated as of March 23, 1992 (5) *

10.2	1992 Non-Employee Director Stock Option Plan (6) *

10.3	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (7)

10.4	1996 Stock Incentive Plan (8) *

10.5	Agreement for Purchase and Sale of Assets dated as of July 3, 1996 by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (4)

10.6	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (9)

10.7	Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow

Exhibit No.	Exhibit

Subsidiary, Inc., Venture Medical, Inc., and InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (10)

10.8	Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated September 28, 1995 (11)

10.9	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated March 2, 1998 (11)

10.10	Agreement and Plan of Merger by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. dated January 13, 2000 (12)

10.11	I-Flow Corporation 2001 Equity Incentive Plan (2) *

10.12	Restricted Stock Plan of I-Flow Corporation (17) *

10.20	Employment Agreement with Donald M. Earhart dated May 16, 1990 (13) *

10.21	Amendment #1 to Employment Agreement with Donald M. Earhart dated June 21, 2001 (2)*

10.22	Promissory Note with Donald M. Earhart dated June 15, 2001 (2) *

10.23	Amended and Restated Employment Agreement with James J. Dal Porto dated June 21, 2001 (2) *

10.24	Employment Agreement with James R. Talevich dated June 30, 2000 (14) *

10.25	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001 (2) *

10.26	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (2) *

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K on August 3, 2001.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#33-32263-LA) declared effective February 1, 1990.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Post Effective Amendment to its Registration Statement (#33-41207-LA) declared effective November 6, 1992.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1991.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#333-16547) declared effective November 20, 1996.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated April 14, 1997.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated February 9, 1998.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 1990.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2002.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement on Form S-3, filed February 10, 1997.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	/s/ Donald M. Earhart

Donald M. Earhart
President, Chairman and Chief Executive Officer
(As Principal Executive Officer)

Date: May 15, 2003	/s/ James R. Talevich

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ James R. Talevich

James R. Talevich
Chief Financial Officer

INDEX TO EXHIBITS

     Set forth below is a list of the exhibits included or incorporated by reference as part of this report:

Exhibit No.	Exhibit

2.1	Merger Agreement by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation, dated July 27, 2001 (1)

3.1	Certificate of Incorporation of I-Flow Corporation, a Delaware corporation (1)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (1)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (15)

4.1	Specimen Common Stock Certificate (2)

4.2	Warrant Agreement between the Company and American Stock Transfer & Trust Company, as Warrant Agent, dated February 13, 1990 (3)

4.3	Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc. (16)

4.4	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and Form of Election to Purchase (15)

10.1	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan Restated as of March 23, 1992 (5) *

10.2	1992 Non-Employee Director Stock Option Plan (6) *

10.3	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (7)

10.4	1996 Stock Incentive Plan (8) *

10.5	Agreement for Purchase and Sale of Assets dated as of July 3, 1996 by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (4)

10.6	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (9)

10.7	Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (10)

10.8	Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated September 28, 1995 (11)

10.9	Amendment to Loan Agreement between Silicon Valley Bank and

Exhibit No.	Exhibit

I-Flow Corporation dated March 2, 1998 (11)

10.10	Agreement and Plan of Merger by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. dated January 13, 2000 (12)

10.11	I-Flow Corporation 2001 Equity Incentive Plan (2) *

10.12	Restricted Stock Plan of I-Flow Corporation (17) *

10.20	Employment Agreement with Donald M. Earhart dated May 16, 1990 (13) *

10.21	Amendment #1 to Employment Agreement with Donald M. Earhart dated June 21, 2001 (2)*

10.22	Promissory Note with Donald M. Earhart dated June 15, 2001 (2) *

10.23	Amended and Restated Employment Agreement with James J. Dal Porto dated June 21, 2001 (2) *

10.24	Employment Agreement with James R. Talevich dated June 30, 2000 (14) *

10.25	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001 (2) *

10.26	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (2) *

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K on August 3, 2001.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#33-32263-LA) declared effective February 1, 1990.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Post Effective Amendment to its Registration Statement (#33-41207-LA) declared effective November 6, 1992.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1991.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#333-16547) declared effective November 20, 1996.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated April 14, 1997.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated February 9, 1998.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 1990.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2002.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement on Form S-3, filed February 10, 1997.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002.

(b) Reports on Form 8-K

None.