Form 10-Q
period 2003-06-30
I FLOW CORP /DE/
filed 2003-08-14
CIK 857728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from _____________ to ________________

Commission file number: 0-18338

I-Flow Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0121984

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20202 Windrow Drive, Lake Forest, CA	92630

(Address of Principal Executive Offices)	(Zip Code)

(949) 206-2700

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act). Yes [  ] No[ X ]

As of August 1, 2003 there were 15,924,033 shares of common stock outstanding.

i

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT 4.5
EXHIBIT 4.6
EXHIBIT 10.8
EXHIBIT 10.12
EXHIBIT 10.13
EXHIBIT 10.14
EXHIBIT 10.15
EXHIBIT 10.16
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

I-FLOW CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

ii

I-FLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,517,000	$1,700,000
Accounts receivable, net	11,657,000	10,483,000
Inventories, net	7,881,000	7,046,000
Prepaid expenses and other current assets	916,000	477,000
Deferred taxes	2,541,000	2,541,000

Total current assets	24,512,000	22,247,000

Property, net	6,552,000	5,626,000
Goodwill	2,639,000	2,639,000
Other intangible assets, net	1,088,000	1,134,000
Other long-term assets	161,000	155,000
Deferred taxes	1,560,000	1,560,000

TOTAL	$36,512,000	$33,361,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,535,000	$3,898,000
Accrued payroll and related expenses	2,083,000	1,349,000
Income taxes payable	521,000	507,000
Current portion of long-term debt	286,000	77,000
Line of credit	1,000,000	—
Other liabilities	304,000	59,000

Total current liabilities	7,729,000	5,890,000

LONG-TERM DEBT, less current portion	521,000	1,000
COMMITMENTS AND CONTINGENCIES (Note 1)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 40,000,000 shares authorized; 15,776,255 and 15,473,138 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	43,916,000	43,106,000
Accumulated other comprehensive loss	(153,000)	(95,000)
Accumulated deficit	(15,501,000)	(15,541,000)

Net stockholders’ equity	28,262,000	27,470,000

TOTAL	$36,512,000	$33,361,000

See accompanying notes to unaudited condensed consolidated financial statements.

1

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues	$12,563,000	$9,505,000	$23,727,000	$18,055,000
Costs and expenses:
Cost of sales	4,823,000	3,792,000	8,972,000	7,248,000
Selling and marketing	4,802,000	2,939,000	8,775,000	5,306,000
General and administrative	2,374,000	2,036,000	4,893,000	4,010,000
Product development	520,000	565,000	1,022,000	1,091,000

Total costs and expenses	12,519,000	9,332,000	23,662,000	17,655,000
Operating income	44,000	173,000	65,000	400,000
Interest expense (income), net	5,000	(4,000)	(3,000)	(5,000)
Income tax provision	17,000	71,000	29,000	163,000

Net income before cumulative effect of a change in accounting principle	22,000	106,000	39,000	242,000
Cumulative effect of a change in accounting principle:
Goodwill impairment	—	—	—	(3,474,000)

Net income (loss)	$22,000	$106,000	$39,000	$(3,232,000)

Net income per share, before cumulative effect of a change in accounting principle
Basic	$—	$0.01	$—	$0.02
Diluted	$—	$0.01	$—	$0.02
Loss per share from cumulative effect of a change in accounting principle
Basic	$—	$—	$—	$(0.23)
Diluted	$—	$—	$—	$(0.22)
Net income (loss) per share
Basic	$—	$0.01	$—	$(0.21)
Diluted	$—	$0.01	$—	$(0.20)
Comprehensive Operations:
Net income (loss)	$22,000	$106,000	$39,000	$(3,232,000)
Foreign currency translation gain (loss)	14,000	(72,000)	(58,000)	(62,000)

Comprehensive income (loss)	$36,000	$34,000	$(19,000)	$(3,294,000)

See accompanying notes to condensed consolidated financial statements

2

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39,000	$(3,232,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,109,000	977,000
Cumulative effect of a change in accounting principle	—	3,474,000
Compensation expense related to stock option grants	321,000	392,000
Change in allowance for doubtful accounts	(329,000)	(237,000)
Change in inventory obsolescence reserve	59,000	87,000
Changes in operating assets and liabilities
Accounts receivable	(846,000)	293,000
Inventories	(894,000)	373,000
Prepaid expenses and other	(383,000)	(305,000)
Accounts payable and accrued payroll and related expenses	375,000	(382,000)
Income taxes payable	14,000	142,000
Other liabilities	245,000	(44,000)

Net cash (used in) provided by operating activities	(290,000)	1,538,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(2,040,000)	(1,303,000)
Change in other assets	(10,000)	(203,000)

Net cash used in investing activities	(2,050,000)	(1,506,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	1,000,000	—
Borrowings on notes payable	816,000
Principal payments on notes payable	(87,000)	(142,000)
Proceeds from exercise of stock options	490,000	23,000

Net cash provided by (used in) financing activities	2,219,000	(119,000)

Effect of exchange rates on cash	(62,000)	(86,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(183,000)	(173,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,700,000	2,033,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,517,000	$1,860,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$9,000	$2,000

Income tax payments	$20,000	$22,000

See accompanying notes to condensed consolidated financial statements.

3

I-FLOW CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments, and a goodwill impairment charge related to a change in accounting principle discussed in Note 4 below) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at June 30, 2003 and the results of its operations and its cash flows for the three and six-month periods ended June 30, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted the provisions of FIN 46 effective February 1, 2003, and such adoption did not have a material impact on its consolidated results of operations and financial position because the Company currently has no variable interest entities.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. The Statement is effective for financial instruments entered into or modified after May 31, 2003, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On June 15, 2003, the Company adopted SFAS 150 which had no material impact on the Company’s financial condition and results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share
amounts)	2003	2002	2003	2002

Net income (loss) – as reported	$22	$106	$39	$(3,232)
Stock-based employee compensation included in net income (loss), net of tax	$56	$103	$111	$206
Total stock based employee compensation expense determined under fair value based method for all awards, net of tax	$(154)	$(293)	$(336)	$(573)

Net (loss) – pro forma	$(76)	$(84)	$(186)	$(3,599)

Basic earnings (loss) per share – as reported	$—	$0.01	$—	$(0.21)
Basic earnings (loss) per share – pro forma	$—	$(0.01)	$(0.01)	$(0.23)
Diluted earnings (loss) per share – as reported	$—	$0.01	$—	$(0.20)
Diluted earnings (loss) per share – pro forma	$—	$(0.01)	$(0.01)	$(0.22)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2003 and fiscal year 2002: no dividend yield; expected volatility 94%; risk-free interest rate of 3.04%; and expected lives of five years.

2. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2003	2002

Raw Materials	$4,916,000	$4,404,000
Work in Process	760,000	411,000
Finished Goods	2,205,000	2,231,000

Total	$7,881,000	$7,046,000

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

The following is a reconciliation between the number of shares used in the basic and diluted net income (loss) per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Amounts in thousands)	2003	2002	2003	2002

Net income before effect of a change in accounting principle	$22	$106	$39	$242

Net income (loss)	$22	$106	$39	($3,232)

Basic net income (loss) per share
Weighted average number of common shares outstanding	15,516	15,363	15,513	15,358
Effect of dilutive securities:
Stock options and unvested restricted stock	1,136	670	853	754

Diluted net income (loss) per share
Weighted average number of common shares outstanding	16,652	16,033	16,366	16,112

Potential common shares of 32,000 and 772,000 have been excluded from diluted weighted average common shares for the three and six-month periods ended June 30, 2003 and, respectively, as the effect would be anti-dilutive.

Potential common shares of 1,938,000 and 1,689,000 have been excluded from diluted weighted average common shares for the three and six-month periods ended June 30, 2002, respectively, as the effect would be anti-dilutive.

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

Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are consistent with the operating segments underlying the reporting segments identified in Note 5. - Business Segments.

In accordance with SFAS 142, the Company completed a test for impairment in June 2002 and concluded that consolidated goodwill in the amount of $3,474,000 was impaired. The Company recorded a non-cash charge of $3,474,000 to reduce the carrying value of its goodwill retroactively to the January 1, 2002 adoption date. Such charge is not included in operating income and is reflected as a cumulative effect of a change in accounting principle, effective January 1, 2002, in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Operations.

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

The changes in carrying amount of goodwill by segment for fiscal year 2002 and the six months ended June 30, 2003 are as follows:

	Manufacturing and
	Marketing	Rentals	Total

Balance as of January 1, 2002	$3,474,000	$2,639,000	$6,113,000
Impairment loss	(3,474,000)	—	(3,474,000)

Balance as of December 31, 2002	—	2,639,000	$2,639,000
Goodwill acquired	—	—	—
Impairment loss	—	—	—

Balance as of June 30, 2003	$—	$2,639,000	$2,639,000

As of June 30, 2003, the remaining goodwill of $2,639,000 is attributable to the Company’s rentals business segment and the Company has determined that there was no impairment of this goodwill as of June 30, 2003.

Amortizable intangible assets in the accompanying consolidated balance sheets are as follows:

	As of June 30, 2003

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,884,000	$811,000	$1,073,000
Licensing Rights	$150,000	$135,000	$15,000

Total	$2,034,000	$946,000	$1,088,000

	As of December 31, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,817,000	$713,000	$1,104,000
Licensing Rights	$150,000	$120,000	$30,000

Total	$1,967,000	$833,000	$1,134,000

The Company amortizes patents and licensing rights over a period of seven and five years, respectively. Amortization expense for the three and six months ended June 30, 2003 was $73,000 and $145,000, respectively, compared to $62,000 and $121,000 for the same periods in the prior year. Amortization expense of intangible assets is expected to be approximately $300,000 in each of the next five fiscal years.

5. Business Segments

The Company operates in two business segments: manufacturing and marketing of medical infusion products, and rentals of medical infusion pumps.

Business segment information is as follows for the three and six-month periods ended June 30, 2003 and 2002:

	Manufacturing and
(Amounts in thousands)	Marketing	Rentals	Consolidated

Three months ended June 30, 2003
Revenues	$9,249	$3,314	$12,563
Operating income (loss)	(780)	824	44
Assets	25,333	11,179	36,512
Six months ended June 30, 2003
Revenues	17,383	6,344	23,727
Operating income (loss)	(1,422)	1,487	65
Assets	25,333	11,179	36,512
Three months ended June 30, 2002
Revenues	$6,903	$2,602	$9,505
Operating income (loss)	(504)	677	173
Assets	20,443	12,007	32,450
Six months ended June 30, 2002
Revenues	12,962	5,093	18,055
Operating income (loss)	(882)	1,282	400
Assets	20,443	12,007	32,450
Three months ended June 30, 2003

6. Guarantees and Indemnifications

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnifications to either (a) purchasers of the Company’s businesses or assets; or (b) entities from which the Company is acquiring assets or businesses; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; and (iv) Company license, consulting, distribution and purchase agreements with its customers and other parties, under which the Company may be required to indemnify such parties for intellectual property infringement claims, product liability claims, and other claims arising from the Company’s provision of products or services to such parties.

The terms of such obligations vary. Generally, a maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no liabilities have been recorded for these obligations. The fair value of indemnities, commitments and guarantees that the Company issued during the three and six-month periods ended June 30, 2003 was not significant to the Company’s financial position, results of operations, or cash flows.

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

Revenue Recognition and Accounts Receivable

The Company recognizes revenue from product sales at the time of shipment and passage of title. The Company offers the right of return for defective products, and continuously monitors and tracks product returns. Also, the Company records a provision for the estimated amount of future returns based upon historical experience and any notification received of pending returns. Although product returns have historically been insignificant, the Company cannot guarantee that it will continue to experience the same return rates as in the past. Any significant increase in product returns could have a material adverse impact on the Company’s operating results for the period or periods in which the returns occur.

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

Results of Operations

Net revenues during the three and six-month periods ended June 30, 2003 were $12,563,000 and $23,727,000 compared to $9,505,000 and $18,055,000 for the same periods in the prior year, representing increases of 32% and 31%, respectively. The net increases in revenues of $3,058,000 and $5,672,000 for the three and six-month periods ended June 30, 2003 compared to the comparable periods in the prior year were primarily due to increases in regional anesthesia product revenues of $1,849,000 or 58% and $3,505,000 or 63%, respectively. The regional anesthesia revenue increase resulted from increased market penetration by the Company’s ON-Q® Post Operative Pain Relief System and by the Company’s Spinal Specialties subsidiary. Revenues in both other market segments also increased over the prior year. For the three and six months ended June 30, 2003, Oncology infusion services increased $712,000 and $1,251,000 and I.V. infusion therapy increased $497,000 and $916,000, respectively, when compared to the comparable periods in the prior year. The increase in Oncology infusion services revenues is related to the increased clinical usage of new chemotherapy drugs and protocols requiring the use of continuous intravenous pump services.

The Company incurred cost of sales of $4,823,000 and $8,972,000 during the three and six-month periods ended June 30, 2003 compared to $3,792,000 and $7,248,000, respectively, for the comparable periods in the prior year. This represents an increase of 27% and 24%, respectively. This increase is primarily due to higher sales volume. However, during the three and six-month periods ended June 30, 2003, cost of sales as a percentage of net revenues decreased from the prior year by approximately two percentage points, primarily due to increased sales of higher-margin products including the Company’s ON-Q® Post Operative Pain Relief System during the three and six months ended June 30, 2003.

Selling and marketing expenses for the three and six-month periods ended June 30, 2003 increased over the comparable periods in the prior year by $1,863,000 or 63% and $3,469,000 or 65%, respectively. As a percentage of net revenues, selling and marketing expenses increased by seven percentage points for the three month period ended June 30, 2003 and by eight percentage points for the six month period ended June 30, 2003 compared to the comparable periods in the prior year. These increases were primarily due to additional salaries, commissions, travel expenses and recruiting costs related to the expansion of the Company’s direct sales force. The increase also consisted of increased marketing expenses related to the Company’s ON-Q® Post-Operative Pain Relief System.

General and administrative expenses for the three and six-month periods ended June 30, 2003 increased by $338,000 or 17% and $883,000 or 22% compared to the comparable periods in the prior year. These increases were primarily due to increased outside professional services and accrued compensation costs. As a percentage of net revenues, general and administrative expenses decreased by approximately two percentage points and one percentage point, respectively, for the three and six-month periods ended June 30, 2003 when compared to the comparable periods in the prior year.

Product development expenses for the three and six-month periods ended June 30, 2003 decreased compared to the comparable periods in the prior year by $45,000 or 8% and $69,000 or 6%, respectively. This decrease was primarily due to reduced consulting expenses and other outside services due to the completion of specific projects. The Company will continue to incur product development expenses as it continues its efforts to introduce new and improved technology and cost-efficient products into the market. Product development expense as a percentage of net revenues for the three and six-month periods ended June 30, 2003 decreased by approximately two percentage points compared to the comparable periods in the prior year.

During the three and six-month periods ended June 30, 2003, the Company recorded income tax expense of $17,000 and $29,000, respectively, compared to income tax expense of $71,000 and $163,000 for the comparable periods in the prior year. The Company’s effective tax rates for the three and six months ended June 30, 2003 were 43.6% and 42.6% compared to 40.1% and 40.2%, respectively, for the comparable periods in the prior year.

In accordance with SFAS 142, the Company completed a test for goodwill impairment in June 2002 and concluded that consolidated goodwill in the amount of $3,474,000 was impaired as of January 1, 2002. The Company recorded a non-cash charge of approximately $3,474,000 to reduce the carrying value of its goodwill which was recorded as a cumulative effect of a change in accounting principle in 2002. See Note 4 – Goodwill and Other Intangible Assets.

Liquidity and Capital Resources

During the six-month period ended June 30, 2003, cash of $290,000 was used in operating activities consisting of net income of $39,000 plus non-cash expenses of $1,160,000, less net changes in operating assets and liabilities of $1,489,000.

The Company used cash in investing activities during the six-month period ended June 30, 2003 aggregating $2,050,000, compared to $1,506,000 for the same period in the prior year. The expenditures in the six months ended June 30, 2003 consisted of $2,040,000 used to acquire capital equipment including electronic infusion pumps for the Company’s rental business segment, computer equipment, purchased software, leasehold improvements, furniture, fixtures, tooling and equipment for use in the Company’s operations, and a net outflow related to other assets, primarily patents, of $10,000.

During the six-month period ended June 30, 2003, cash of $2,219,000 was provided by financing activities consisting of $1,000,000 in proceeds from the Company’s bank line of credit, $816,000 in proceeds from notes payable, and $490,000 in proceeds from the exercise of stock options, partially offset by $87,000 of net principal payments on notes payable.

As of June 30, 2003, the Company had cash and cash equivalents of $1,517,000, net accounts receivable of $11,657,000, and net working capital of $16,783,000. Management believes the Company’s funds, together with possible borrowings on its existing lines of credit and other bank loans, are sufficient to provide for its short and long-term needs for operations as currently projected. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.

The Company has a working capital line of credit with a bank expiring in December 2003. Under the line of credit, the Company may borrow up to the lesser of $4,000,000 or 80% of eligible accounts receivable and 25% of eligible inventory, as defined, at the bank’s prime rate plus 0.50% (4.75% at June 30, 2003). As of June 30, 2003, there were funds available for borrowing of $3,000,000 and the amount outstanding under the line was $1,000,000. The Company also has a term loan facility with the bank for a maximum amount of $2,000,000, at the bank’s prime rate plus 1.00%, expiring in December 2003. There was no amount outstanding under the term loan as of June 30, 2003.

The Company’s InfuSystem subsidiary has a revolving line of credit with a bank under which it may borrow up to $3,500,000 or 80% of eligible accounts receivable, as defined, at the bank’s prime rate less 0.25% (4.00% at June 30, 2003). There were no outstanding borrowings under the line of credit as of June 30, 2003 and there were funds available for borrowing of $3,167,000. The credit line expires June 30, 2004. In addition, InfuSystem has a loan facility under which it may borrow up to $2,500,000 for the purchase of equipment. As of June 30, 2003, $800,000 was outstanding under the term loan.

The lines of credit and the notes are collateralized by substantially all of the Company’s assets and require the Company to comply with certain covenants principally relating to working capital and liquidity. As of June 30, 2003, the Company was in compliance with all such covenants.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted the provisions of FIN 46 effective February 1, 2003, and such adoption did not have a material impact on its consolidated results of operations and financial position because the Company currently has no variable interest entities.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. The Statement is effective for financial instruments entered into or modified after May 31, 2003, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On June 15, 2003, the Company adopted SFAS 150 which had no material impact on the Company’s financial condition and results of operations.

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

Item 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In February 2002, the Company initiated a patent infringement action against a manufacturer of catheter products. The Company believes this manufacturer was providing to a large orthopedic company a catheter that was claimed to be functionally equivalent to the Company’s Soaker™ Catheter.

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

Item 2.	Changes in Securities and Use of Proceeds

In December 2001, the Board of Directors of the Company approved a restricted stock plan (the “2001 Restricted Stock Plan”) pursuant to which employees of the Company may be offered the opportunity to acquire common stock of the Company. On February 27, 2003, the Board of Directors of the Company approved an amendment to the 2001 Restricted Stock Plan to authorize an additional 250,000 shares for issuance under the 2001 Restricted Stock Plan, however, subsequent to the Board’s approval, the Board of Directors decided to terminate any future issuances under the 2001 Restricted Stock Plan. As of July 31, 2003, a total of 70,000 shares of restricted common stock were issued and outstanding under the 2001 Restricted Stock Plan. On May 29, 2003, the Board of Directors of the Company approved a new restricted stock plan (the “2003 Restricted Stock Plan”) pursuant to which employees of the Company may be offered the opportunity to acquire common stock of the Company. The Board of Directors authorized a total of 250,000 shares for issuance under the 2003 Restricted Stock Plan. In July 2003, the Company issued 90,000 shares of restricted stock under the 2003 Restricted Stock Plan. Generally, the restrictions on the shares issued under both the 2001 and 2003 Restricted Stock Plans lapse over a period of three years, subject to possible acceleration based upon the achievement of individual performance goals.

On May 8, 2003, in connection with entering into the Amended and Restated Loan and Security Agreement with Silicon Valley Bank, the Company issued a warrant to Silicon Valley Bank to purchase 15,625 shares of the Company’s common stock at an exercise price of $3.84 per share. The warrant is immediately exercisable and expires on May 8, 2010. In addition, the Company has granted certain registration rights to Silicon Valley Bank in connection with the issuance of the warrant.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The 2003 Annual Meeting of Stockholders of the Company was held on May 29, 2003.

(b)	Both of the two Class I directors nominated for election by the Company’s board of directors, as described in the Company’s proxy statement, were elected.

(c)	Matters voted upon at the meeting and the votes cast with respect to each such matter were as follows:

Proposals and Vote Tabulations

	Votes Cast

				Broker
Proposal by the Board of Directors	For	Against	Abstain	Non-Votes

To ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditor for the fiscal year ending December 31, 2003.	14,291,457	57,819	61,084	—

Election of Directors

Each of the directors listed below was elected and will continue to serve on the Company’s board of directors until the 2006 annual meeting of stockholders and until their successors are duly elected and qualified.

Director	Votes Received	Votes Withheld

James J. Dal Porto	13,823,231	587,129

Jack H. Halperin, Esq.	13,917,331	493,029

Item 6.         Exhibits and Reports on Form 8-K

(a)	Exhibits

Set forth below is a list of the exhibits included or incorporated by reference as part of this report:

Exhibit No.	Exhibit

2.1	Merger Agreement by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation, dated July 27, 2001 (1)

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of I-Flow Corporation, a Delaware corporation (1)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (1)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (14)

4.1	Specimen Common Stock Certificate (2)

4.2	Warrant Agreement between the Company and American Stock Transfer & Trust Company, as Warrant Agent, dated February 13, 1990 (3)

4.3	Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc. (15)

4.4	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and Form of Election to Purchase (14)

4.5	Warrant to Purchase Stock dated May 8, 2003 between I-Flow Corporation and Silicon Valley Bank

4.6	Registration Rights Agreement dated May 8, 2003 between I-Flow Corporation and Silicon Valley Bank

10.1	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan Restated as of March 23, 1992 (5) *

10.2	1992 Non-Employee Director Stock Option Plan (6) *

10.3	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (7)

10.4	1996 Stock Incentive Plan (8) *

10.5	Agreement for Purchase and Sale of Assets dated as of July 3, 1996 by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (4)

10.6	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (9)

10.7	Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (10)

10.8	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated May 8, 2003.

10.9	Agreement and Plan of Merger by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. dated January 13, 2000 (11)

Exhibit No.	Exhibit

10.10	I-Flow Corporation 2001 Equity Incentive Plan (2) *

10.11	2001 Restricted Stock Plan of I-Flow Corporation (16) *

10.12	2003 Restricted Stock Plan of I-Flow Corporation *

10.13	Loan Agreement dated March 31, 2000 by and among InfuSystem, Inc., I-Flow Corporation, and Old Kent Bank.

10.14	First Amendment to Loan Agreement dated April 1, 2002 by and among InfuSystem, Inc., I-Flow Corporation, and Fifth Third Bank (formerly Old Kent Bank).

10.15	Second Amendment to Loan Agreement dated April 1, 2003 by and among InfuSystem, Inc., I-Flow Corporation, and Fifth Third Bank (formerly Old Kent Bank).

10.16	Second Amended and Restated Promissory Note dated April 1, 2003 between InfuSystem, Inc. and Fifth Third Bank (formerly Old Kent Bank).

10.17	Employment Agreement with Donald M. Earhart dated May 16, 1990 (12) *

10.18	Amendment #1 to Employment Agreement with Donald M. Earhart dated June 21, 2001 (2)*

10.19	Promissory Note with Donald M. Earhart dated June 15, 2001 (2) *

10.20	Amended and Restated Employment Agreement with James J. Dal Porto dated June 21, 2001 (2) *

10.21	Employment Agreement with James R. Talevich dated June 30, 2000 (13) *

10.22	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001 (2) *

10.23	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (2) *

10.24	Agreement Re: Change in Control with James R. Talevich dated June 21, 2001 (2) *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2001.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#33-32263-LA) declared effective February 1, 1990.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 1996.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Post Effective Amendment to its Registration Statement (#33-41207-LA) declared effective November 6, 1992.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1991.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement on Form S-8 (#333-16547) declared effective November 20, 1996.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 1997.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 1998.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 1990.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2002.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement on Form S-3, filed February 10, 1997.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002.

(b)	Reports on Form 8-K

The Company filed the following Current Report on Form 8-K during the second fiscal quarter of 2003:

On April 29, 2003, the Company filed a Current Report on Form 8-K that included a press release issued on April 29, 2003 announcing the Company’s first quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	/s/ Donald M. Earhart Donald M. Earhart President, Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: August 14, 2003	/s/ James R. Talevich James R. Talevich Chief Financial Officer (As Principal Financial Officer)

INDEX TO EXHIBITS

     Set forth below is a list of the exhibits included or incorporated by reference as part of this report:

Exhibit No.	Exhibit

2.1	Merger Agreement by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation, dated July 27, 2001 (1)

3.1	Certificate of Incorporation of I-Flow Corporation, a Delaware corporation (1)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (1)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (14)

4.1	Specimen Common Stock Certificate (2)

4.2	Warrant Agreement between the Company and American Stock Transfer & Trust Company, as Warrant Agent, dated February 13, 1990 (3)

4.3	Form of Warrant dated July 22, 1996, issued in conjunction with the acquisition of Block Medical, Inc. (15)

4.4	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and Form of Election to Purchase (14)

4.5	Warrant to Purchase Stock dated May 8, 2003 between I-Flow Corporation and Silicon Valley Bank

4.6	Registration Rights Agreement dated May 8, 2003 between I-Flow Corporation and Silicon Valley Bank

10.1	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan Restated as of March 23, 1992 (5) *

10.2	1992 Non-Employee Director Stock Option Plan (6) *

10.3	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (7)

10.4	1996 Stock Incentive Plan (8) *

10.5	Agreement for Purchase and Sale of Assets dated as of July 3, 1996 by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (4)

10.6	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (9)

Exhibit No.	Exhibit

10.7	Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (10)

10.8	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated May 8, 2003.

10.9	Agreement and Plan of Merger by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. dated January 13, 2000 (11)

10.10	I-Flow Corporation 2001 Equity Incentive Plan (2) *

10.11	2001 Restricted Stock Plan of I-Flow Corporation (16) *

10.12	2003 Restricted Stock Plan of I-Flow Corporation *

10.13	Loan Agreement dated March 31, 2000 by and among InfuSystem, Inc., I-Flow Corporation, and Old Kent Bank.

10.14	First Amendment to Loan Agreement dated April 1, 2002 by and among InfuSystem, Inc., I-Flow Corporation, and Fifth Third Bank (formerly Old Kent Bank).

10.15	Second Amendment to Loan Agreement dated April 1, 2003 by and among InfuSystem, Inc., I-Flow Corporation, and Fifth Third Bank (formerly Old Kent Bank).

10.16	Second Amended and Restated Promissory Note dated April 1, 2003 between InfuSystem, Inc. and Fifth Third Bank (formerly Old Kent Bank).

10.17	Employment Agreement with Donald M. Earhart dated May 16, 1990 (12) *

10.18	Amendment #1 to Employment Agreement with Donald M. Earhart dated June 21, 2001 (2)*

10.19	Promissory Note with Donald M. Earhart dated June 15, 2001 (2) *

10.20	Amended and Restated Employment Agreement with James J. Dal Porto dated June 21, 2001 (2) *

10.21	Employment Agreement with James R. Talevich dated June 30, 2000 (13) *

10.22	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001 (2) *

10.23	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (2) *

10.24	Agreement Re: Change in Control with James R. Talevich dated June 21, 2001 (2) *

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2001.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#33-32263-LA) declared effective February 1, 1990.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 1996.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Post Effective Amendment to its Registration Statement (#33-41207-LA) declared effective November 6, 1992.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1991.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement on Form S-8 (#333-16547) declared effective November 20, 1996.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 1997.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 1998.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 1990.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2002.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement on Form S-3, filed February 10, 1997.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002.