Form 10-Q
period 2003-09-30
I FLOW CORP /DE/
filed 2003-11-14
CIK 857728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC   20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:   0-18338

I-Flow Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0121984

(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

20202 Windrow Drive, Lake Forest, CA	92630

(Address of Principal Executive Offices)	(Zip Code)

(949) 206-2700

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No[ X ]

As of November 6, 2003, there were 18,108,633 shares of common stock outstanding.

I-FLOW CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

I-FLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,269,000	$1,700,000
Accounts receivable, net	11,860,000	10,483,000
Inventories, net	8,355,000	7,046,000
Prepaid expenses and other current assets	860,000	477,000
Deferred taxes	2,541,000	2,541,000

Total current assets	34,885,000	22,247,000

Property, net	6,829,000	5,626,000
Goodwill	2,639,000	2,639,000
Other intangible assets, net	1,194,000	1,134,000
Other long-term assets	174,000	155,000
Deferred taxes	1,560,000	1,560,000

TOTAL	$47,281,000	$33,361,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,605,000	$3,898,000
Accrued payroll and related expenses	2,524,000	1,349,000
Income taxes payable	228,000	507,000
Current portion of long-term debt	5,000	77,000
Other liabilities	303,000	59,000

Total current liabilities	6,665,000	5,890,000

LONG-TERM DEBT, less current portion	—	1,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 40,000,000 shares authorized; 17,938,923 and 15,473,138 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	56,685,000	43,106,000
Accumulated other comprehensive loss	(181,000)	(95,000)
Accumulated deficit	(15,888,000)	(15,541,000)

Net stockholders’ equity	40,616,000	27,470,000

TOTAL	$47,281,000	$33,361,000

See accompanying notes to unaudited condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues	$12,985,000	$9,639,000	$36,712,000	$27,694,000
Costs and expenses:
Cost of sales	5,057,000	3,711,000	14,029,000	10,959,000
Selling and marketing	5,498,000	3,103,000	14,273,000	8,409,000
General and administrative	2,470,000	2,106,000	7,363,000	6,116,000
Product development	589,000	542,000	1,611,000	1,633,000

Total costs and expenses	13,614,000	9,462,000	37,276,000	27,117,000
Operating income (loss)	(629,000)	177,000	(564,000)	577,000
Interest expense (income), net	41,000	—	38,000	(5,000)
Income tax provision (benefit)	(284,000)	70,000	(255,000)	233,000

Net income (loss) before cumulative effect of a change in accounting principle	(386,000)	107,000	(347,000)	349,000
Cumulative effect of a change in accounting principle:
Goodwill impairment	—	—	—	(3,474,000)

Net income (loss)	$(386,000)	$107,000	$(347,000)	$(3,125,000)

Net income (loss) per share, before cumulative effect of a change in accounting principle
Basic	$(0.02)	$0.01	$(0.02)	$0.02
Diluted	$(0.02)	$0.01	$(0.02)	$0.02
Loss per share from cumulative effect of a change in accounting principle
Basic	$—	$—	$—	$(0.22)
Diluted	$—	$—	$—	$(0.22)
Net income (loss) per share
Basic	$(0.02)	$0.01	$(0.02)	$(0.20)
Diluted	$(0.02)	$0.01	$(0.02)	$(0.20)
Comprehensive Operations:
Net income (loss)	$(386,000)	$107,000	$(347,000)	$(3,125,000)
Foreign currency translation loss	(28,000)	(18,000)	(86,000)	(81,000)

Comprehensive income (loss)	$(414,000)	$89,000	$(433,000)	$(3,206,000)

See accompanying notes to unaudited condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(347,000)	$(3,125,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,904,000	1,515,000
Goodwill impairment	—	3,474,000
Compensation expense related to stock option grants	388,000	577,000
Reduction in allowance for doubtful accounts	(393,000)	(407,000)
Change in inventory obsolescence reserve	146,000	56,000
Changes in operating assets and liabilities:
Accounts receivable	(983,000)	431,000
Inventories	(1,455,000)	(3,000)
Prepaid expenses and other current assets	(368,000)	(121,000)
Accounts payable, accrued payroll and related expenses	900,000	(30,000)
Income taxes payable	(280,000)	184,000
Other liabilities	251,000	(21,000)

Net cash provided by (used in) operating activities	(237,000)	2,530,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(2,888,000)	(1,865,000)
Change in other assets	(319,000)	(350,000)

Net cash used in investing activities	(3,207,000)	(2,215,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings	1,000,000	—
Revolving line of credit payments	(1,000,000)	—
Principal payments on notes payable	(889,000)	(186,000)
Proceeds from issuance of notes payable	816,000	—
Proceeds from issuance of common stock, net	11,630,000	—
Proceeds from exercise of stock options and warrants	1,561,000	48,000

Net cash provided by (used in) financing activities	13,118,000	(138,000)

Effect of exchange rates on cash	(105,000)	(104,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,569,000	73,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,700,000	2,033,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,269,000	$2,106,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$53,000	$11,000

Income taxes paid	$31,000	$49,000

See accompanying notes to unaudited condensed consolidated financial statements.

I-FLOW CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments, except for the goodwill impairment charge related to a change in accounting principle discussed in Note 4 below) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at September 30, 2003, the results of its operations for the three and nine-month periods ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

The financial statements included herein should be read in conjunction with the financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

New Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 addresses the financial accounting and reporting requirements for acquired goodwill and other intangible assets. The Company adopted the provisions of SFAS 142 effective January 1, 2002. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. See Note 4 to condensed consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The Company has adopted the provisions of SFAS 148 effective January 1, 2003, and has included the additional required disclosures below under the heading Accounting for Stock Based Compensation. This adoption did not have a material impact on the Company’s consolidated results of operations and financial position.

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

In May 2003, the FASB issued SFAS No.150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On June 15, 2003, the Company adopted SFAS 150 which had no material impact on the Company’s consolidated results of operations and financial position.

Accounting for Stock-Based Compensation – The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock options issued to consultants and vendors are accounted for at fair value.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Amounts in thousands, except per share amounts)	2003	2002	2003	2002

Net income (loss) – as reported	$(386)	$107	$(347)	$(3,125)
Stock-based employee compensation included in net income (loss), net of tax	$56	$103	$167	$309
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	$(166)	$(243)	$(503)	$(815)

Net loss – pro forma	$(496)	$(33)	$(683)	$(3,631)

Basic earnings (loss) per share – as reported	$(0.02)	$0.01	$(0.02)	$(0.20)
Basic earnings (loss) per share – pro forma	$(0.03)	$—	$(0.04)	$(0.24)
Diluted earnings (loss) per share – as reported	$(0.02)	$0.01	$(0.02)	$(0.20)
Diluted earnings (loss) per share – pro forma	$(0.03)	$—	$(0.04)	$(0.23)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2003 and fiscal year 2002: no dividend yield; expected volatility 94%; risk-free interest rate of 3.04%; and expected lives of 5 years.

2. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2003	2002

Raw Materials	$5,333,000	$4,404,000
Work in Process	868,000	411,000
Finished Goods	2,154,000	2,231,000

Total	$8,355,000	$7,046,000

3. Earnings (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented, excluding unvested restricted stock which the Company has a right to repurchase in the event of early termination of employment.

Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods utilizing the treasury stock method for stock options, warrants and unvested restricted stock.

The following is a reconciliation between the number of shares used in the basic and diluted net income (loss) per share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September,

(Amounts in thousands)	2003	2002	2003	2002

Net income (loss) before cumulative effect of a change in accounting principle	($386)	$107	($347)	$349

Net income (loss)	($386)	$107	($347)	($3,125)

Basic net income (loss) per share
Weighted average number of common shares outstanding	16,445	15,367	15,827	15,361
Effect of dilutive securities:
Stock options and unvested restricted stock	—	334	—	588

Diluted net income (loss) per share
Weighted average number of common and common equivalent shares outstanding	16,445	15,701	15,827	15,949

No potential common shares have been excluded from diluted weighted average common shares for the three and nine-month periods ended September 30, 2003, respectively, due to anti-dilutive effects.

Potential common shares of 2,878,953 and 1,358,112 have been excluded from diluted weighted average common shares for the three and nine-month periods ended September 30, 2002, respectively, as the effect would be anti-dilutive.

4. Goodwill and Other Intangible Assets

SFAS 142 addresses the financial accounting and reporting requirements for acquired goodwill and other intangible assets. The Company adopted the provisions of SFAS 142 in January 2002. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter.

Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are consistent with the operating segments underlying the reporting segments identified in Note 5 below.

In accordance with SFAS 142, in June 2002 the Company completed a test for impairment of goodwill as of January 1, 2002 and concluded that consolidated goodwill in the amount of $3,474,000 was impaired. The Company recorded a non-cash charge of $3,474,000 to reduce the carrying value of its goodwill retroactively to the January 1, 2002 adoption date. Such charge is not included in operating income and is reflected as a cumulative effect of a change in accounting principle, effective January 1, 2002, in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Operations.

The total impairment amount of $3,474,000 was attributable to the Company’s manufacturing and marketing business segment, and represents the previously unamortized goodwill resulting from the Company’s purchase of substantially all of the assets of Block Medical, Inc. on July 22, 1996 and the Company’s acquisition of all of the outstanding stock of Spinal Specialties, Inc. on January 14, 2000. In calculating the impairment charge, the fair value of the impaired reporting unit was estimated using a market multiple methodology. The impairment of the goodwill associated with the manufacturing and marketing segment resulted from the low profitability of the business segment.

The changes in carrying amount of goodwill by segment for fiscal year 2002 and the nine months ended September 30, 2003 are as follows:

	Manufacturing and
	Marketing	Rentals	Total

Balance as of January 1, 2002	$3,474,000	$2,639,000	$6,113,000
Impairment loss	(3,474,000)	—	(3,474,000)

Balance as of December 31, 2002	—	2,639,000	$2,639,000
Goodwill acquired	—	—	—
Impairment loss	—	—	—

Balance as of September 30, 2003	$—	$2,639,000	$2,639,000

As of September 30, 2003, the remaining goodwill of $2,639,000 is attributable to the Company’s rentals business segment and the Company has determined that there was no impairment of this goodwill as of September 30, 2003.

Amortizable intangible assets in the accompanying consolidated balance sheets are as follows:

	As of September 30, 2003

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$2,100,000	$813,000	$1,187,000
Licensing Rights	150,000	143,000	7,000

Total	$2,250,000	$956,000	$1,194,000

	As of December 31, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,817,000	$713,000	$1,104,000
Licensing Rights	150,000	120,000	30,000

Total	$1,967,000	$833,000	$1,134,000

The Company amortizes patents and licensing rights over a period of seven and five years, respectively. Amortization expense for the three and nine months ended September 30, 2003 was $76,000 and $222,000, respectively, compared to $63,000 and $184,000 for the same periods in the prior year. Amortization expense of intangible assets is expected to be approximately $300,000 in each of the next five fiscal years.

5. Stockholders Equity

During September 2003, the Company sold 1,666,740 shares of common stock at $7.50 per share with net proceeds of $11,630,000. In connection with the sale of the common stock, the Company granted the investors warrants to purchase 250,011 shares of common stock with an exercise price of $10.00 per share. The estimated fair value of these warrants on the grant date was $1,272,000 as calculated by the Black-Scholes pricing model. These warrants are fully exercisable and expire five years from the date of grant. All of these warrants remain outstanding as of September 30, 2003. The following weighted average assumptions were used to calculate the fair value of these warrants using the Black-Scholes pricing model: contractual life, five years, stock volatility of 87%, risk-free interest rate of 2.730%, and no dividends during the term.

6. Business Segments

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

     Business segment information is as follows for the three and nine-month periods ended September 30, 2003 and 2002.

	Manufacturing and
(Amounts in thousands)	Marketing	Rentals	Consolidated

Three months ended September 30, 2003
Revenues	$9,661	$3,324	$12,985
Operating income	(1,076)	447	(629)
Assets	36,438	10,843	47,281

Nine months ended September 30, 2003
Revenues	27,045	9,667	36,712
Operating income	(2,498)	1,934	(564)
Assets	36,438	10,843	47,281

Three months ended September 30, 2002
Revenues	7,122	2,517	9,639
Operating income	(465)	642	177
Assets	21,715	11,401	33,116

Nine months ended September 30, 2002
Revenues	20,084	7,610	27,694
Operating income	(1,347)	1,924	577
Assets	21,715	11,401	33,116

7. Guarantees and Indemnifications

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnifications to either (a) purchasers of the Company’s businesses or assets or (b) entities from which the Company is acquiring assets or businesses; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the leased premises; (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; and (iv) license, consulting, distribution and purchase agreements with the Company’s customers and other parties, under which the Company may be required to indemnify such parties for intellectual property infringement claims, product liability claims, and other claims arising from the Company’s provision of products or services to such parties.

The terms of such obligations vary. Generally, a maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no liabilities have been recorded for these obligations. The Company believes that the fair value of indemnities, commitments and guarantees that the Company issued during the three and nine-month periods ended September 30, 2003 was not significant to the Company’s financial position, results of operations, or cash flows.

8. Subsequent Event

On October 28, 2003, I-Flow Corporation announced that it had entered into an agreement to sell its wholly owned Spinal Specialties, Inc. subsidiary to Integra LifeSciences Holdings Corporation for approximately $6 million in cash. The transaction was consummated effective November 1, 2003, and a gain will be recorded in the fourth fiscal quarter of 2003.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s opinions about trends and factors that may impact future operating results. Statements that use words such as “believes,” “anticipates,” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those expected, and readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report which seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-K, 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include, without limitation, reliance on the success of the home health care industry, the Company’s success in pursuing its direct sales strategy, the reimbursement system currently in place and future changes to that system, competition in the industry, economic and political conditions in foreign countries, currency exchange rates, inadequacy of booked reserves, technological developments, and product availability. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

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

Revenue Recognition and Accounts Receivable

The Company recognizes revenue from product sales at the time of shipment and passage of title. The Company offers the right of return for defective products, and continuously monitors and tracks product returns. Also, the Company records a provision for the estimated amount of future returns based upon historical experience and any notification received of pending returns. Although product returns have historically been insignificant, the Company cannot guarantee that it will continue to experience the same return rates as it has in the past. Any significant increase in product returns could have a material adverse impact on the Company’s operating results for the period or periods in which the returns occur.

The Company recognizes rental revenues from medical pumps over the term of the related agreement, generally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which often differ from contractually allowable rates provided by third party payors such as Medicare, Medicaid and commercial insurance carriers. The Company records net rental revenues at the estimated realizable amounts from patients and third party payors. The Company may experience significant extended payment terms with certain of these third party payors, but it continuously monitors reimbursement rates from third party payors and timing of payments. Any change in reimbursement or collection rates could have a material impact on the Company’s operating results for the period or periods in which the change is identified.

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

Deferred Taxes

The Company recognizes deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based upon historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company were to operate at a profit in the future and generate sufficient future taxable income, it could be required to reverse the current valuation allowance against the deferred tax assets which would result in a substantial decrease in the Company’s effective tax rate. Likewise, if the Company is unable to operate at a profit and unable to generate sufficient future taxable income, it could be required to establish an additional valuation allowance against all or a significant portion of its deferred tax assets resulting in a substantial increase in its effective tax rate and a material adverse impact on operating results.

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

Results of Operations

Net revenues during the three and nine-month periods ended September 30, 2003 were $12,985,000 and $36,712,000 compared to $9,639,000 and $27,694,000 for the same periods in the prior year, representing increases of 35% and 33%, respectively. The net increases in revenues of $3,346,000 and $9,018,000 for the three and nine-month periods ended September 30, 2003 compared to the comparable periods in the prior year were primarily due to increases in regional anesthesia product revenues of $2,072,000, or 66%, and $5,577,000, or 64%, respectively. The regional anesthesia revenue increase resulted from increased market penetration by the Company’s ON-Q® Post Operative Pain Relief System and by the Company’s Spinal Specialties subsidiary. Regional Anesthesia products include ON-Q, Spinal Specialties products, and the PainBuster® Post-Operative Pain Relief System. The Company’s distribution agreement with dj Orthopedics, Inc., under which dj Orthopedics has the right to distribute the Company’s PainBuster Post-Operative Pain Relief System on a non-exclusive basis to the U.S. orthopedic surgery segment, expires on December 31, 2003. Revenues in both other market segments also increased over the prior year. For the three and nine-month periods ended September 30, 2003, Oncology infusion services increased $758,000 and $2,009,000, respectively, and I.V. infusion therapy increased $516,000 and $1,432,000, respectively, when compared to the comparable periods in the prior year, due to increased market penetration. The increase in Oncology infusion services revenues is related to the increased clinical usage of new chemotherapy drugs and protocols requiring the use of continuous intravenous pump services.

The Company incurred cost of sales of $5,057,000 and $14,029,000 during the three and nine-month periods ended September 30, 2003 compared to $3,711,000 and $10,959,000, respectively, for the comparable periods in the prior year. This represents an increase of 36% and 28%, respectively. This increase is primarily due to higher sales volume. For the three-month period ended September 30, 2003, cost of sales as a percentage of net revenues remained relatively constant compared to the comparable period in the prior year. For the nine-month period ended September 30, 2003, cost of sales as a percentage of net revenues decreased from the comparable period in the prior year by approximately one percentage point, primarily due to increased sales of higher-margin products including the Company’s ON-Q® Post Operative Pain Relief System during the nine months ended September 30, 2003.

Selling and marketing expenses for the three and nine-month periods ended September 30, 2003 increased over the comparable periods in the prior year by $2,395,000, or 77%, and $5,864,000, or 70%, respectively. As a percentage of net revenues, selling and marketing expenses increased by ten percentage points for the three-month period ended September 30, 2003 and by nine percentage points for the nine month period ended September 30, 2003 compared to the comparable periods in the prior year. These increases were primarily due to additional salaries, commissions, travel expenses, and recruiting costs related to the expansion of the Company’s direct sales force. The increase also consisted of increased marketing expenses related to the Company’s ON-Q® Post-Operative Pain Relief System.

General and administrative expenses for the three and nine-month periods ended September 30, 2003 increased by $364,000, or 17%, and $1,247,000, or 20%, compared to the comparable periods in the prior year. These increases were primarily due to increased insurance and legal costs, and the payment of an entry fee of $100,000 in July 2003 in connection with the Company’s transfer from the Nasdaq Small Cap Market to the Nasdaq National Market System. As a percentage of net revenues, general and administrative expenses decreased by approximately three percentage points and two percentage points, respectively, for the three and nine-month periods ended September 30, 2003 when compared to the comparable periods in the prior year. The decreases as a percentage of sales are primarily due to higher sales levels.

Product development expenses for the three-month period ended September 30, 2003 increased by $47,000, or 9%, compared to the comparable period in the prior year, primarily due to increased engineering supplies and prototyping expenses. Product development expenses for the nine-month period ended September 30, 2003 decreased slightly by $22,000, or 1%. This decrease was primarily due to reduced consulting expenses and other outside services due to the completion of specific projects. The Company will continue to incur product development expenses as it continues its efforts to introduce new and improved technology and cost-efficient products into the market. Product development expenses as a percentage of net revenues for the three and nine-month periods ended September 30, 2003 decreased by approximately one percentage point compared to the comparable periods in the prior year, primarily due to higher sales levels.

During the three and nine-month periods ended September 30, 2003, the Company recorded an income tax benefit of $284,000 and $255,000, respectively, compared to income tax expense of $70,000 and $233,000 for the comparable periods in the prior year. The Company’s effective tax rates for the three and nine-month periods ended September 30, 2003 were 42.4% in both periods, compared to 39.5% and 40.0%, respectively, for the comparable periods in the prior year.

In accordance with SFAS 142, the Company completed a test for goodwill impairment in June 2002 and concluded that consolidated goodwill in the amount of $3,474,000 was impaired as of January 1, 2002. The Company recorded a non-cash charge of approximately $3,474,000 to reduce the carrying value of its goodwill which was recorded as a cumulative effect of a change in accounting principle in 2002. See Note 4 to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2003, cash of $237,000 was used in operating activities consisting of a net loss of $347,000 plus non-cash expenses of $2,045,000, less net changes in operating assets and liabilities of $1,935,000, primarily related to increases in accounts receivable and inventories as a result of increased sales levels.

The Company used cash in investing activities during the nine-month period ended September 30, 2003 aggregating $2,983,000, compared to $2,215,000 for the same period in the prior year. The expenditures in the nine month period ended September 30, 2003 consisted of $2,888,000 used to acquire capital equipment including electronic infusion pumps for the Company’s rental business segment, computer equipment, purchased software, leasehold improvements, furniture, fixtures, tooling and equipment for use in the Company’s operations, and a net outflow related to other assets, primarily patents, of $319,000.

During the nine-month period ended September 30, 2003, cash of $13,118,000 was provided by financing activities consisting of $11,630,000 in net proceeds from a private transaction completed on September 4, 2003 in which the Company issued a total of 1,666,740 shares of its common stock at a price of $7.50 per share. Gross proceeds from the transaction were $12,500,550. The Company also issued warrants entitling the stockholders that participated in this private transaction to purchase up to 250,011 additional shares of common stock at an exercise price of $10.00 per share. The warrants are exercisable for a period of five years.

The Company also received $1,561,000 in proceeds from the exercise of options to purchase common stock during the nine month period ended September 30, 2003. Proceeds from notes payable of $816,000 were offset by $889,000 of net principal payments on notes payable.

As of September 30, 2003, the Company had cash and cash equivalents of $11,269,000, net accounts receivable of $11,860,000, and net working capital of $28,220,000. Management believes the Company’s funds, together with possible borrowings on its existing lines of credit and other bank loans, are sufficient to provide for its short and long-term needs for operations as currently projected. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.

The Company has a working capital line of credit with a bank expiring in December 2003. Under the line of credit, the Company may borrow up to the lesser of $4,000,000 or the sum of 80% of eligible accounts receivable plus 25% of eligible inventory, as defined, at the bank’s prime rate plus 0.50% (4.55% at September 30, 2003). As of September 30, 2003, there were funds available for borrowing of $3,875,000 and no outstanding borrowings. The Company also has a term loan facility with the bank for a maximum amount of $2,000,000, at the bank’s prime rate plus 1.00%, expiring in December 2003. There was no amount outstanding under the term loan as of September 30, 2003.

The Company’s InfuSystem subsidiary has a revolving line of credit with a bank under which it may borrow up to the lesser of $3,500,000 or 80% of eligible accounts receivable, as defined, at the bank’s prime rate less 0.25% (3.75% at September 30, 2003). There were no outstanding borrowings under the line of credit as of September 30, 2003 and there were funds available for borrowing of $2,808,000. The credit line expires June 30, 2004. In addition, InfuSystem has a loan facility under which it may borrow up to $2,500,000 for the purchase of equipment. As of September 30, 2003, there were no outstanding borrowings under the loan facility.

The lines of credit and the notes are collateralized by substantially all of the Company’s assets and require the Company to comply with covenants principally relating to working capital and liquidity. As of September 30, 2003, the Company was in compliance with all such covenants.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 addresses the financial accounting and reporting requirements for acquired goodwill and other intangible assets. The Company adopted the provisions of SFAS 142 effective January 1, 2002. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. See Note 4 to condensed consolidated financial statements.

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

In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company adopted the provisions of SFAS 144 on January 1, 2002 and such adoption did not have a material impact on its consolidated results of operations and financial position.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The Company has adopted the provisions of SFAS 148 effective January 1, 2003, and has included the additional required disclosures below under the heading Accounting for Stock Based Compensation. This adoption did not have a material impact on the Company’s consolidated results of operations and financial position.

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

In May 2003, the FASB issued SFAS No.150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On June 15, 2003, the Company adopted SFAS 150 which had no material impact on the Company’s consolidated results of operations and financial position.

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

Item 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2001, the Board of Directors of the Company approved a restricted stock plan (the “2001 Restricted Stock Plan”) pursuant to which employees of the Company may be offered the opportunity to acquire common stock of the Company. On February 27, 2003, the Board of Directors of the Company approved an amendment to the 2001 Restricted Stock Plan; to authorize an additional 250,000 shares for issuance under the 2001 Restricted Stock Plan; however, subsequent to the Board’s approval, the Board of Directors decided to terminate any future issuances under the 2001 Restricted Stock Plan. As of September 30, 2003, a total of 70,000 shares of restricted common stock were issued and outstanding under the 2001 Restricted Stock Plan. On May 29, 2003, the Board of Directors of the Company approved a new restricted stock plan (the “2003 Restricted Stock Plan”) pursuant to which employees of the Company may be offered the opportunity to acquire common stock of the Company. The Board of Directors authorized a total of 250,000 shares for issuance under the 2003 Restricted Stock Plan. In July 2003, the Company issued 90,000 shares of restricted stock under the 2003 Restricted Stock Plan. Generally, the restrictions on the shares issued under both the 2001 and 2003 Restricted Stock Plans lapse over a period of three years, subject to possible acceleration based upon the achievement of individual performance goals.

On May 8, 2003, in connection with entering into the Amended and Restated Loan and Security Agreement with Silicon Valley Bank, the Company issued a warrant to Silicon Valley Bank to purchase 15,625 shares of the Company’s common stock at an exercise price of $3.84 per share. The warrant is immediately exercisable and expires on May 8, 2010. In addition, the Company granted certain registration rights to Silicon Valley Bank in connection with the issuance of the warrant. Silicon Valley Bank exercised its registration rights and the shares underlying the warrant were registered for resale under the Company’s Registration Statement on Form S-3 (Registration No. 333-109096), declared effective by the Securities and Exchange Commission on September 30, 2003.

On September 4, 2003, the Company completed a private placement with accredited investors for the sale of 1,666,740 shares of the Company’s common stock, together with warrants to purchase up to 250,011 additional shares of the Company’s common stock. The Company’s common stock was sold at a purchase price of $7.50 per share. The warrants to purchase the Company’s common stock are exercisable for a period of five years at an exercise price of $10.00 per share. Gross proceeds to the Company from the private placement were $12,500,550. Pursuant to the terms of the private placement, the Company subsequently filed with the Securities and Exchange Commission a Registration Statement on Form S-3 (Registration No. 333-109096) covering the resale of the shares of its common stock sold in connection with the private placement and issuable upon exercise of outstanding warrants.

The sales and issuances of the foregoing securities were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, as transactions not involving any public offering.

Item 5. Other Information

Risk Factors. We are updating and restating our risk factors as follows:

RISK FACTORS RELATING TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE

We have experienced net losses in prior years and have an accumulated deficit. Future losses are possible.

     As of June 30, 2003, our accumulated deficit was approximately $15.5 million. We had net income/(losses) of $1,612,000, $1,267,000 and ($3,035,000) for the years ended December 31, 2000, 2001, and 2002, respectively. We had net income of $39,000 for the six-month period ended June 30, 2003. We may not achieve or maintain profitability in the future, and further losses may arise.

     For example, during the six month period ended June 30, 2003, our total costs and expenses increased by an amount greater than the increase in revenues, compared to the six month period ended June 30, 2002. There can be no assurance that our revenue growth will be greater than the growth of our costs and expenses. If the increase in our total costs and expenses continues to be greater than the increase in our revenues, we will not be profitable.

We may need to raise additional capital in the future to fund our operations and we may be unable to raise such funds when needed or on acceptable terms.

     During the six-month period ended June 30, 2003, our operating activities used cash of $290,000 and our investing activities (primarily property acquisitions) used an additional $2,050,000 in the same period. As of June 30, 2003, we had cash on hand of $1,517,000, net accounts receivable of $11,657,000, and total debt of $1,807,000, consisting of $1,000,000 on a bank line of credit, $800,000 on a term loan with a bank and $7,000 of other debt. On September 4, 2003, we received approximately $11,500,000, net of expenses, from a private placement transaction. We believe our current funds, together with possible additional borrowings on our existing lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for the next 36 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to curtail our operations and to seek additional financing.

     Any additional equity financings may be dilutive to our existing stockholders and involve the issuance of securities that may have rights, preferences or privileges senior to those possessed by our current stockholders. A debt financing, if available, may involve restrictive covenants on our business that could limit our operational and financial flexibility, and the amount of debt incurred could make us more vulnerable to economic downturns or operational difficulties and limit our ability to compete. Furthermore, financing may not be available when needed and may not be on terms acceptable to us.

We have invested substantial resources into the sales and marketing of the ON-Q® Post-Operative Pain Relief System. If the product does not achieve significant clinical acceptance, our financial condition and operating results would be adversely affected.

     Our current strategy assumes that the ON-Q Post-Operative Pain Relief system will be used in a significant number of surgical cases, ultimately becoming the standard of care for many common procedures. We have invested, and continue to invest, a substantial portion of our resources into the sales and marketing of the ON-Q system. During the six months ended June 30, 2003, we invested approximately $6,500,000 in the sales and marketing of ON-Q. A failure of the ON-Q product to achieve and maintain a significant market presence will have a material adverse effect on our financial condition and results of operations.

Our products are highly regulated by various governmental agencies. Any changes to the existing rules and regulations of these agencies may adversely impact our ability to manufacture and market our products.

     Our activities are regulated by the Food, Drug and Cosmetic Act. Under the Food, Drug and Cosmetic Act, we are required, among other matters, to register our facilities and list our devices with the U.S. Food and Drug Administration, to file notice of our intent to market certain new products under Section 510(K) of the Food, Drug and Cosmetic Act, to track the location of certain of our products, and to report any incidents of death or serious injury relating to our products. If we fail to comply with any of these regulations, or if the FDA subsequently disagrees with the manner in which we sought to comply with these regulations, we could be subjected to substantial civil and criminal penalties and/or a recall, seizure or injunction with respect to the sale of our products.

     Each state also has similar regulations. For example, in California, we are subject to annual production-site inspections in order to maintain our manufacturing license. State regulations also specify standards for the storage and handling of certain chemicals and disposal of their wastes. We are also required to comply with federal, state and local environmental laws. Our failure to comply with any of these laws could expose us to material liabilities.

     Products intended for foreign export are subject to additional regulations, including compliance with ISO 9000. In May 1995, we received ISO 9000 certification, which indicates that our products meet specified uniform standards of quality and testing. We also were granted permission to use the CE mark on certain of our products, which reflects approval of our products for export into 18 member countries of the European Community. In December 1996, our Block operations, including our Mexico facility, were added to our ISO certification and permission was granted to use the CE mark on all disposable elastomeric products acquired with Block Medical in 1996. If we fail to comply with additional foreign regulations or to maintain ISO certification and CE approval, the sale of our products could be suspended in one or more of our foreign markets.

     Furthermore, federal, state, local or foreign governments may enact new laws, rules and regulations that may adversely impact our ability to manufacture and market infusion devices by, for example, increasing our costs. Any impairment of our ability to market our infusion devices or other products could have a material adverse effect on our financial condition and results of operations.

Our compliance with laws frequently involves our subjective judgment. If we are wrong in any of our interpretations of the laws, we could be subjected to substantial penalties for noncompliance.

     In the ordinary course of business, management must frequently make subjective judgments with respect to complying with the Food, Drug and Cosmetic Act, as well as other applicable state, local and foreign laws. If any of these regulatory agencies later disagrees with our interpretation of, or objects to the manner in which we have attempted to comply with, the applicable law, we could be subjected to substantial civil and criminal penalties and/or a recall, seizure or injunction with respect to the sale of our products. These types of actions against us or our products could have a material adverse effect on our financial condition and results of operations.

Our intangible assets are subject to potential impairment charges that would adversely affect our net income.

     As of June 30, 2003, $2,619,000 of our assets consisted of goodwill, an intangible asset acquired through the acquisition of our InfuSystem subsidiary. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our financial statements. For example, we review the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. We also compare market value to book value to determine whether or not any potential impairment of goodwill exists. In fiscal year 2002, we wrote-off $3,474,000 of goodwill related to past acquisitions other than InfuSystem. We cannot guarantee that there will be no additional impairment in the future related to InfuSystem or other acquisitions that may take place in the future. Any impairment charge will adversely affect our net income.

Our customers frequently receive reimbursement from private insurers and governmental agencies. Any change in the overall reimbursement system may adversely impact our business.

     The health care reimbursement system is in a constant state of change, and often such changes provide financial incentives and disincentives that encourage or discourage the use of a particular type of product, therapy, or clinical procedure. Sales and market acceptance of our products may be adversely affected by specific changes or trends within the reimbursement system. Changes to the health care system that favor other technologies or that reduce reimbursement to the provider or the treatment facility may adversely affect our ability to sell our products profitably.

     Hospitals, alternate care site providers and physicians are heavily dependent upon payment for their services by private insurers and governmental agencies. Changes in the reimbursement system could adversely affect our participation in the industry. Our products fall into the general category of infusion devices and related disposable products with regard to reimbursement issues. Reimbursements are not paid directly to us. Rather, users of the product (i.e., healthcare providers) will often request that their patients’ health insurance provider provide them some form of reimbursement for the disposables that are consumed in therapy.

     We believe that the current trend in the insurance industry (both private and governmental) has been to eliminate cost-based reimbursement and move towards fixed or limited fees for service, thereby encouraging providers to use the lowest cost method of delivering medications. This trend may discourage the use of our products, create downward pressure on our average prices and, ultimately, negatively affect our revenues.

     Our subsidiary, InfuSystem, depends primarily upon third-party reimbursement for the collection of its revenues. InfuSystem is paid directly by third-party payors, often on a fixed fee basis, for infusion services provided to its customers. InfuSystem’s revenues comprised 27% of I-Flow’s consolidated revenues for the six month period ended June 30, 2003. If the average fees allowable by insurance carriers were reduced, the negative impact on revenues of InfuSystem could have a material adverse effect on our financial condition and results of operations.

Our industry is intensely competitive and changes rapidly. If we are unable to maintain a technological lead over our competitors, our business operations will suffer.

     The drug infusion industry is highly competitive. We compete in this industry based primarily on price, service, and product performance. Some of our competitors have significantly greater resources than I-Flow for research and development, manufacturing, marketing and sales. As a result, they may be better able to compete for market share, even in areas in which our products may be superior. We continue our efforts to introduce clinically effective, cost-efficient products into the market, but the industry is subject to technological changes and we may not be able to maintain any existing technological advantage long enough to establish our products and to sustain profitability. If we are unable to effectively compete in our market, our financial condition and results of operations may materially suffer.

We rely on independent suppliers for certain parts and materials necessary to assemble our products. Any delay or disruption in the supply of these parts may prevent us from manufacturing our products and negatively impact our operations.

     While we perform final assembly and testing of our completed infusion systems, certain component parts, as well as molded products, are obtained from outside vendors based on our specifications. The loss or breakdown of our relationships with these outside vendors could subject us to substantial delays in the delivery of our products to customers. Significant delays in the delivery of our products could result in possible cancellation of orders and the loss of customers. Furthermore, we have numerous suppliers of components and materials that are sole-source suppliers. Because these suppliers are the only vendors with which we have a relationship for that particular component or material, we may be unable to produce and sell products if one of these suppliers becomes unwilling or unable to deliver components or materials meeting our specifications. Our inability to manufacture and sell products to meet delivery schedules could have a material adverse effect on our reputation in the industry, as well as our financial condition and results of operations.

If one of our products proves to be defective or is misused by a healthcare practitioner or patient, we may be subject to claims of liability that could adversely affect our financial condition and the results of our operations.

     A defect in the design or manufacture of our products, or in the failure of the devices to perform for the use which I-Flow specifies for the system, could have a material adverse effect on our reputation in the industry and subject us to claims of liability for injuries and otherwise. Misuse of our product by a practitioner or patient which results in injury could similarly subject us to claims of liability. We currently have in place product liability insurance in the amount of $5,000,000 for liability losses, including legal defense costs. Any substantial underinsured loss would have a material adverse effect on our financial condition and results of operations. Furthermore, any impairment of our reputation could have a material adverse effect on our sales, revenues and prospects for future business.

We are dependent on our proprietary technology and the patents, copyrights, and trademarks that protect our products. If competitors are able to independently develop products of equivalent or superior capabilities, the results of our operations could be adversely impacted.

     I-Flow relies substantially on proprietary technology and capabilities. We have filed U.S. patent applications for substantially all of our products. The total number of patents now held by I-Flow is approximately 40 and includes patents relating to both the ON-Q Pain Relief System and Soaker™ catheter. We have also filed for intellectual property rights protection in all foreign countries from which we currently derive significant revenue. Our patents generally expire between 2009 to 2015, with the most significant patents expiring in 2009. Without appropriate intellectual property protection, our competitors may be able to sell products identical to ours and cause a downward pressure on the selling price of our products.

     There can be no assurance that pending patent or trademark applications will be approved or that any patents will provide competitive advantages for our products or will not be challenged or circumvented by competitors. Our competitors may also independently develop products with equivalent or superior capabilities or otherwise obtain access to our capabilities.

We manufacture the majority of our products in Mexico. Any difficulties or disruptions in the operation of this foreign plant may adversely impact our operations.

     A substantial portion of our products are manufactured by our Mexican subsidiary, Block Medical de Mexico, S.A. de C.V. We may encounter difficulties with the uncertainties inherent in doing business in a foreign country, including economic, political and regulatory uncertainties. Our stockholders’ equity may also be adversely affected by unfavorable translation adjustments arising from differences in exchange rates from period to period. If there are difficulties or problems in the Mexico facility, or other disruptions in our production and delivery process affecting product availability, these difficulties could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our sales is to customers in foreign countries. We may lose revenues, market share, and profits due to exchange rate fluctuations and other factors related to our foreign business.

     In the six months ended June 30, 2003, sales to customers in foreign countries comprised approximately 20% of our revenues. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.

We currently rely on two distributors for a significant percentage of our sales. If our relationship with these distributors were to deteriorate, our sales may materially decline.

     During the six-month period ending June 30, 2003, sales to B. Braun Celsa S.A. (France) and B. Braun Medical, Inc., a national U.S. distributor, accounted for approximately 11% and 5%, respectively, of our net revenues. Any deterioration in our relationship with B. Braun Celsa or B. Braun Medical could lead to a material decline in our overall sales and a material adverse effect on our business.

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates, judgments and assumptions that may ultimately prove to be incorrect.

     The accounting estimates and judgments that management must make in the ordinary course of business affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. If the underlying estimates are ultimately proven to be incorrect, subsequent adjustments could have a material adverse effect on our operating results for the period or periods in which the change is identified. Additionally, subsequent adjustments could require us to restate our financial statements. Restating financial statements could result in a material decline in the price of our stock.

RISK FACTORS RELATED SPECIFICALLY TO OUR COMMON STOCK

The average trading volume for our stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.

     Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The current monthly average trading volume is approximately 350,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.

     The market price of our common stock has been and is likely to continue to be highly volatile. For example, in the months of June, July and August 2003, the highest reported sale price for the month was an average of 59% higher than the lowest reported sale price for the month. Market prices for securities of biotechnology and medical device companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that appear unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our securities:

•	announcements of technological innovations, new products or clinical studies by I-Flow or others,

•	government regulation,

•	developments in patent or other proprietary rights,

•	future sales of substantial amounts of our common stock by existing stockholders or by I-Flow, and

•	comments by securities analysts and general market conditions.

     The realization of any of the risks described in these “Risk Factors” could have a negative effect on the market price of our common stock.

In the future, our stock may be removed from listing on the Nasdaq quotation system and may not qualify for listing on any stock exchange, in which case it may be difficult to find a market in our stock.

     If our stock is no longer traded on a national trading market it may be more difficult for you to sell shares that you own, and the price of the stock would likely be negatively affected. Currently, our common stock is traded on the Nasdaq National Market. Nasdaq has certain continued listing requirements, including a minimum trading price. Failure to comply with any one of several Nasdaq requirements may cause our stock to be removed from listing on Nasdaq. Should this occur, we may not be able to secure listing on other exchanges or quotation systems which would have a material adverse effect on the price and liquidity of our common stock.

Future sales of our common stock by existing stockholders could negatively affect the market price of our stock and make it more difficult for us to sell stock in the future.

     Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding warrants may be resold pursuant to currently effective registration statements. In addition to the shares of common stock subject to our Registration Statement on Form S-3 (Registration No. 333-109096), as of September 15, 2003, there are:

•	16,193,522 shares of common stock that have been issued in registered offerings and are freely tradable in the public markets,

•	160,000 shares of restricted common stock that have been issued under our various restricted stock plans, and

•	an aggregate of 3,354,219 shares of common stock that may be issued on the exercise of stock options outstanding under our various stock option plans.

     We cannot estimate the number of shares of common stock that may actually be resold in the public market since this will depend on the market price for our common stock, the individual circumstances of the sellers and other factors. If stockholders sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the market price of our common stock could decline significantly.

Anti-takeover devices may prevent a sale, or changes in the management, of I-Flow.

     We have in place several anti-takeover devices, including a stockholder rights plan, that may have the effect of delaying or preventing a sale, or changes in the management, of I-Flow. For example, one anti-takeover device provides for a board of directors that is separated into three classes, with their terms in office staggered over three year periods. This has the effect of delaying a change in control of the board of directors without the cooperation of the incumbent board. In addition, our bylaws do not allow stockholders to call a special meeting of stockholders and require stockholders to give written notice of any proposal or director nomination to us within a certain period of time prior to the stockholder annual meeting.

     We may also issue shares of preferred stock without stockholder approval and upon terms that our board of directors may determine in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding stock, and the holders of such preferred stock could have voting, dividend, liquidation and other rights superior to those of holders of our common stock.

We do not pay dividends and this may negatively affect the price of our stock.

     I-Flow has not and does not anticipate the payment of dividends on its common stock in the foreseeable future. The future price of our common stock may be depressed by the fact that we do not pay dividends.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

          Set forth below is a list of the exhibits included or incorporated by reference as part of this report:

Exhibit No.	Exhibit

2.1	Merger Agreement by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation, dated July 27, 2001 (1)

2.2	Stock Purchase Agreement, dated October 28, 2003, by and between Integra LifeSciences Corporation, a Delaware corporation and I-Flow Corporation, a Delaware corporation

2.3	Agreement and Plan of Merger by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. dated January 13, 2000 (12)

2.4	Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (10)

3.1	Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation (1)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (1)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (15)

4.1	Specimen Common Stock Certificate (2)

4.2	Warrant Agreement between the Company and American Stock Transfer & Trust Company, as Warrant Agent, dated February 13, 1990 (3)

4.3	Reserved.

4.4	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and Form of Election to Purchase (15)

4.5	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (17)

4.6	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (17)

4.7	Form of Warrant, dated September 4, 2003

4.8	Form of Registration Rights Agreement, dated September 4, 2003

10.1	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan Restated as of March 23, 1992 (5) *

10.2	1992 Non-Employee Director Stock Option Plan (6) *

10.3	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (7)

10.4	1996 Stock Incentive Plan (8) *

Exhibit No.	Exhibit

10.5	Agreement for Purchase and Sale of Assets dated as of July 3, 1996 by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (4)

10.6	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (9)

10.7	Reserved.

10.8	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated May 8, 2003 (17)

10.10	I-Flow Corporation 2001 Equity Incentive Plan (2) *

10.11	2001 Restricted Stock Plan of I-Flow Corporation (16) *

10.12	2003 Restricted Stock Plan of I-Flow Corporation (17)*

10.13	Loan Agreement, dated March 31, 2000, by and among InfuSystem, Inc., I-Flow Corporation, and Old Kent Bank (17)

10.14	First Amendment to Loan Agreement, dated April 1, 2002, by and among InfuSystem, Inc., I-Flow Corporation, and Fifth Third Bank (formerly Old Kent Bank) (17)

10.15	Second Amendment to Loan Agreement, dated April 1, 2003, by and among InfuSystem, Inc., I-Flow Corporation, and Fifth Third Bank (formerly Old Kent Bank) (17)

10.16	Second Amended and Restated Promissory Note, dated April 1, 2003, between InfuSystem, Inc. and Fifth Third Bank (formerly Old Kent Bank) (17)

10.17	Employment Agreement with Donald M. Earhart dated May 16, 1990 (13) *

10.18	Amendment #1 to Employment Agreement with Donald M. Earhart dated June 21, 2001 (2)*

10.19	Promissory Note with Donald M. Earhart dated June 15, 2001 (2) *

10.20	Amended and Restated Employment Agreement with James J. Dal Porto dated June 21, 2001 (2) *

10.21	Employment Agreement with James R. Talevich dated June 30, 2000 (14) *

10.22	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001 (2) *

10.23	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (2) *

10.24	Agreement Re: Change in Control with James R. Talevich, dated June 21, 2001 (2) *

Exhibit No.	Exhibit

10.25	Form of Securities Purchase Agreement, dated September 2, 2003

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act on 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act on 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K on August 3, 2001.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#33-32263-LA) declared effective February 1, 1990.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Post Effective Amendment to its Registration Statement (#33-41207-LA) declared effective November 6, 1992.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1991.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#333-16547) declared effective November 20, 1996.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated April 14, 1997.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated February 9, 1998.

(11)	Reserved.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 1990.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2002.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(b)	Reports on Form 8-K

On July 29, 2003, the Company filed a current report on Form 8-K pursuant to which the Company furnished a release regarding its second quarter financial results for 2003. On September 3, 2003, the Company filed a current report on Form 8-K to report that the Company had entered into a private placement with accredited investors for the sale of 1,666,740 shares of the Company’s common stock, together with warrants to purchase up to 250,011 additional shares of the Company’s common stock. On November 3, 2003, the Company filed a current report on Form 8-K pursuant to which it furnished a release regarding its third quarter financial results for 2003 and a transcript of the related earnings conference call.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-FLOW CORPORATION

Date: November 14, 2003	/s/ Donald M. Earhart

Donald M. Earhart
President, Chairman and Chief Executive Officer
(As Principal Executive Officer)

Date: November 14, 2003	/s/ James R. Talevich

James R. Talevich
Chief Financial Officer
(As Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

2.1	Merger Agreement by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation, dated July 27, 2001 (1)

2.2	Stock Purchase Agreement, dated October 28, 2003, by and between Integra LifeSciences Corporation, a Delaware corporation and I-Flow Corporation, a Delaware corporation

2.3	Agreement and Plan of Merger by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. dated January 13, 2000 (12)

2.4	Agreement and Plan of Merger by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., and InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (10)

3.1	Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation (1)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (1)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (15)

4.1	Specimen Common Stock Certificate (2)

4.2	Warrant Agreement between the Company and American Stock Transfer & Trust Company, as Warrant Agent, dated February 13, 1990 (3)

4.3	Reserved.

4.4	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and Form of Election to Purchase (15)

4.5	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (17)

4.6	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (17)

4.7	Form of Warrant, dated September 4, 2003

4.8	Form of Registration Rights Agreement, dated September 4, 2003

10.1	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan Restated as of March 23, 1992 (5) *

10.2	1992 Non-Employee Director Stock Option Plan (6) *

10.3	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (7)

10.4	1996 Stock Incentive Plan (8) *

Exhibit No.	Exhibit

10.5	Agreement for Purchase and Sale of Assets dated as of July 3, 1996 by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (4)

10.6	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (9)

10.7	Reserved.

10.8	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated May 8, 2003 (17)

10.10	I-Flow Corporation 2001 Equity Incentive Plan (2) *

10.11	2001 Restricted Stock Plan of I-Flow Corporation (16) *

10.12	2003 Restricted Stock Plan of I-Flow Corporation (17)*

10.13	Loan Agreement, dated March 31, 2000, by and among InfuSystem, Inc., I-Flow Corporation, and Old Kent Bank (17)

10.14	First Amendment to Loan Agreement, dated April 1, 2002, by and among InfuSystem, Inc., I-Flow Corporation, and Fifth Third Bank (formerly Old Kent Bank) (17)

10.15	Second Amendment to Loan Agreement, dated April 1, 2003, by and among InfuSystem, Inc., I-Flow Corporation, and Fifth Third Bank (formerly Old Kent Bank) (17)

10.16	Second Amended and Restated Promissory Note, dated April 1, 2003, between InfuSystem, Inc. and Fifth Third Bank (formerly Old Kent Bank) (17)

10.17	Employment Agreement with Donald M. Earhart dated May 16, 1990 (13) *

10.18	Amendment #1 to Employment Agreement with Donald M. Earhart dated June 21, 2001 (2)*

10.19	Promissory Note with Donald M. Earhart dated June 15, 2001 (2) *

10.20	Amended and Restated Employment Agreement with James J. Dal Porto dated June 21, 2001 (2) *

10.21	Employment Agreement with James R. Talevich dated June 30, 2000 (14) *

10.22	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001 (2) *

10.23	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (2) *

10.24	Agreement Re: Change in Control with James R. Talevich, dated June 21, 2001 (2) *

Exhibit No.	Exhibit

10.25	Form of Securities Purchase Agreement, dated September 2, 2003

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act on 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act on 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K on August 3, 2001.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#33-32263-LA) declared effective February 1, 1990.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Post Effective Amendment to its Registration Statement (#33-41207-LA) declared effective November 6, 1992.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1991.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Registration Statement (#333-16547) declared effective November 20, 1996.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated April 14, 1997.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated February 9, 1998.

(11)	Reserved.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 1990.
(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2002.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.