Form 10-K
period 2003-12-31
I FLOW CORP /DE/
filed 2004-03-15
CIK 857728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2003 (the last trading day of the second fiscal quarter) was $106,265,316, based on a closing price of $7.43 on the Nasdaq Stock Market on such day. The number of shares of the registrant’s common stock outstanding at March 5, 2004 was 18,424,951.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part II, Item 5 and Part III of this annual report on Form 10-K is incorporated by reference to portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on May 25, 2004, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2003.

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

Since it began in 1985, I-Flow Corporation has established a reputation in the medical and health care industry as an innovator in drug delivery technology. Through product innovation and strategic acquisitions, the Company has emerged as a leader in pain management, offering highly effective therapeutic delivery systems for physicians and their patients. I-Flow’s suite of pain management products provides reliable and simple regional anesthesia techniques that eliminate many of the side effects customarily associated with narcotics and general anesthesia. Patients who use I-Flow’s pain management products generally recover more rapidly after surgery, which results in shorter hospital stays and reduced costs.

I-Flow currently manufactures a line of compact, portable infusion pumps, catheters and pain kits that administer medication directly to the wound site as well as administer local anesthetics, chemotherapies, antibiotics, diagnostic agents, nutritional supplements and other medications. The Company has continued to introduce into the market reliable, lightweight, portable infusion pumps which enable patients to live ambulatory and, therefore, more productive lifestyles. I-Flow sells and distributes its products throughout the United States, Canada, Europe, Asia, Mexico, Brazil, Australia, New Zealand and the Middle East. InfuSystem, Inc., a wholly owned subsidiary of I-Flow Corporation (“InfuSystem”), is primarily engaged in the rental of infusion pumps on a month-to-month basis for the treatment of cancer.

The Company was incorporated in the State of California in July 1985. On July 30, 2001, the Company changed its state of incorporation to Delaware by merging into a wholly owned subsidiary incorporated in Delaware. The Company’s corporate offices are located at 20202 Windrow Drive, Lake Forest, California 92630. I-Flow’s telephone number is (949) 206-2700 and its website is www.iflo.com.

Acquisitions

On January 14, 2000, the Company acquired all of the outstanding stock of Spinal Specialties, Inc. (“Spinal Specialties”), a designer and manufacturer of custom spinal, epidural and nerve block infusion kits based in San Antonio, Texas. Spinal Specialties provides a line of custom, disposable products for chronic and acute pain management that are tailored to the specific needs of a particular hospital, anesthesiologist or pain clinic. I-Flow sold Spinal Specialties on November 1, 2003.

Divestitures

On November 1, 2003, the Company sold Spinal Specialties to Integra LifeSciences Holdings Corporation for approximately $6,000,000 in cash, with net cash proceeds to the Company of approximately $5,000,000. The business of Spinal Specialties is discussed above.

The Products

I-Flow offers health care professionals an array of cost-effective drug delivery devices designed to meet the needs of today’s managed care environment in both hospital and alternate site settings. The I-Flow family of products is focused on three primary market segments – Regional Anesthesia, Intravenous (IV) Infusion Therapy and Oncology Infusion Services.

Regional Anesthesia

Acute Pain Kits

I-Flow’s acute pain kit product line includes the ON-Q® Post-Operative Pain Relief System, the PainBuster® Pain Management System and the C-blocTM Continuous Nerve Block System. I-Flow’s ON-Q and PainBuster systems offer continuous wound site pain management, which is considered to be one of the most ideal treatments for post-operative pain. This approach represents a significant improvement over traditional methods of post-operative pain management because fewer narcotics, which have negative side effects, are used. I-Flow’s C-bloc system combines the advantages of a custom nerve block kit with the added feature of a disposable infusion pump. Studies have shown that ON-Q, when used for the treatment of post-operative pain, reduced average pain scores, reduced the use of narcotics for pain control following surgery, and decreased the average length of hospital stays.

The Company’s SoakerTM Catheters (2.5” and 5” versions) were granted United States Food and Drug Administration (the “FDA”) permission for use for pain management of large surgical incisions in November 1999 and March 2000, respectively. The Soaker Catheter, which attaches to I-Flow’s diverse line of infusion systems, provides the continuous, even infusion of a non-narcotic, local anesthetic directly along surgical incisions for post-operative pain management.

IV Infusion Therapy

Elastomerics

I-Flow’s product line of elastomeric pumps delivers medication from an elastic “balloon” that does not rely on gravity for proper delivery. These pumps are small enough to fit into a patient’s pocket or be clipped to a patient’s clothing. This easy-to-use technology provides health care professionals with a device that is both safe and simple enough for patients to use for self-administration of medication. These characteristics provide patients with better mobility and a quicker transition to rehabilitation. The Company’s elastomeric line of products can be used for antibiotic therapy, pain management medications, chemotherapy or other medications. Elastomeric products include the Company’s patented Homepump Eclipse® and the Homepump Eclipse “C” Series.

Non-Electric IV Bag Delivery Systems

I-Flow’s non-electric products provide a safe and easy-to-use system for controlled infusion. Pumps in this category are drug delivery systems that consist of a reusable mechanical infuser and specially designed administration sets. The pumps provide precise delivery of medications that require slow and continuous infusion. I-Flow’s products in this area include the Paragon® and Sidekick® ambulatory infusion pumps and the Rely-A-Flow® Gravity Set.

Electronic Pumps

The Company’s ambulatory electronic infusion products include the I-Flow VIP™ pump, which has barcode features that can be used with the Company’s VOICELINK® Remote Programming System. The VOICELINK system enables caregivers to monitor and program the devices for their patients with a touch-tone phone. The system is designed to provide accurate and safe remote programming and delivery of up to four individually customized protocols. Revenues from these products have declined and the Company expects to phase out its electronic pump products for the IV Infusion Therapy market during the first quarter of 2004.

Oncology Infusion Services

InfuSystem provides ambulatory infusion pump systems and supplies to oncology offices and chemotherapy clinics. Pumps from a variety of manufacturers are offered to customers primarily on a rental basis. InfuSystem’s revenues are primarily derived from billings to third party insurers.

The Markets

The Company sells into three market segments: Regional Anesthesia, IV Infusion Therapy and Oncology Infusion Services. Over the last three years, I-Flow significantly expanded its product line and distribution capabilities to establish itself as a leading participant in the regional anesthesia market. Management believes that this expansion, coupled with the Company’s innovations in pain management and infusion technologies, has placed I-Flow in a position for future potential growth. The Company operates in two reportable operating segments: manufacturing and marketing medical infusion pumps and rentals of medical infusion pumps. The rental operating segment principally consists of the activities of InfuSystem within the Oncology Infusion Services market segment. See Note 9 in Notes to Consolidated Financial Statements.

The Company believes that the hospital market for I-Flow’s simple, portable regional anesthesia technologies is largely untapped at this time. The Company estimates that there are more than 70 million operative procedures performed in the United States every year. I-Flow believes that its ON-Q and PainBuster systems could be used in more than 15 million of these procedures because there is an incision, a surgeon can visualize the insertion of a catheter and pain management is a concern for patients. The Company estimates that the current penetration by all competitors in this market combined is less than two percent.

The alternate site health care industry has generally supported the need for ambulatory infusion devices. An ambulatory pump enables a patient to leave the hospital earlier, making it attractive to cost-conscious hospitals and to patients who favor home treatment. I-Flow’s sales in the IV Infusion Therapy market include the Company’s intravenous elastomeric pumps, mechanical infusion devices and, to a lesser extent, electronic infusion pumps and disposables.

The Company participates in the Oncology Infusion Services market through the activities of InfuSystem which provides infusion pump rentals and related disposable products, primarily for chemotherapy.

The following table sets forth a summary of the Company’s revenues by market segment, expressed as percentages of the Company’s total net revenues for each fiscal year:

Net Revenues by Market Segment	2003	2002	2001
Regional Anesthesia	34%	25%	18%
IV Infusion Therapy	38%	45%	48%
Oncology Infusion Services	28%	30%	34%

Competition

The drug infusion industry is highly competitive. The Company competes in this industry primarily based on price, service and product performance. Some of the Company’s competitors have greater name recognition and significantly greater resources than the Company for research and development, manufacturing, marketing and sales. As a result, they may be better able to compete for market share, even in areas in which the Company’s products may be superior. The industry is subject to rapid technological changes and there can be no assurance that the Company will be able to maintain any existing technological advantage long enough to establish its products in the market or to achieve and sustain profitability. In the Regional Anesthesia market segment, the Company’s products compete primarily against the conventional use of narcotics for the treatment of post-operative pain.

The number of current known market participants, including the Company, and the Company’s current estimated competitive position in terms of revenue for each of its product lines is noted in the table below.

	Number of Known	Company’s
	Market	Estimated Competitive
U.S. Market Description	Participants*	Position
Regional Anesthesia
Acute Pain Kits (wound site pain management)	10	1
IV Infusion Therapy
Elastomerics	3	1
Non-electric IV Bag Delivery Systems	4	2
Electronic Pumps	7	7
Oncology Infusion Services	**	1

* **	Includes the Company The Oncology Infusion Services market is highly fragmented with numerous local competitors.

Sales and Distribution

The Company currently distributes its products in the United States through its internal sales force as well as through a number of national and regional medical product distributors. The Company relies on regional United States medical product distributors for approximately 7% of its revenue. There are no distribution contracts for the entire I-Flow product line with any of these distributors.

In January 2002, we began to build a direct sales force in the United States to sell ON-Q. As of December 31, 2002, we had 36 people in our sales organization. As of December 31, 2003, we had 99 people in our sales organization. Our sales organization is comprised of inside and outside salespeople, nurses, and customer service representatives.

In 1998, the Company entered into an agreement with B. Braun Medical S.A. (France), a manufacturer and distributor of pharmaceuticals and infusion products, to distribute I-Flow’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The agreement is renewable on an annual basis. For the years ended December 31, 2003, 2002 and 2001, sales to B. Braun Medical S.A. accounted for 10%, 12% and 9% of the Company’s total revenues, respectively. The Company entered into a separate agreement with B. Braun Medical, Inc., a national United States distributor, to distribute I-Flow’s elastomeric pumps to B. Braun Medical, Inc.’s IV Infusion Therapy customers in the United States. The agreement is renewable on a bi-annual basis. For the years ended December 31, 2003, 2002 and 2001, sales to B. Braun Medical, Inc., accounted for 7%, 6% and 9% of the Company’s total revenues, respectively.

In 1999, the Company entered into an agreement with dj Orthopedics LLC (formerly DonJoy, a division of Smith & Nephew, Inc.), a leading provider of orthopedic braces, to distribute the Company’s PainBuster Pain Management System exclusively in the United States and Canada for orthopedic surgery applications. The agreement, as amended, called for dj Orthopedics to make minimum purchases through 2001 in order to maintain exclusive distribution rights. Under the terms of the agreement, dj Orthopedics’ exclusive right to sell into the orthopedic post-operative wound site pain management market converted into a non-exclusive right to sell into this market as of January 1, 2002. The agreement expired on December 31, 2003.

In June 1999, the Company entered into an agreement with Ethicon Endo-Surgery, Inc., a Johnson & Johnson subsidiary (“Ethicon Endo-Surgery”), under which Ethicon Endo-Surgery became the exclusive distributor in the United States of I-Flow’s ON-Q Post-Operative Pain Relief System for all surgical applications other than orthopedics. This multi-year agreement required Ethicon Endo-Surgery to meet minimum purchase commitments to maintain exclusive distribution rights. The agreement was terminated by mutual agreement in October 2001. Under the terms of the termination agreement, Ethicon Endo-Surgery ceased selling the ON-Q Post-Operative Pain Relief System effective January 1, 2002. At that time, the Company regained exclusive United States distribution rights to the ON-Q Post-Operative Pain Relief System, and began selling the products through I-Flow’s direct sales organization. In 2004, the Company changed the name of its ON-Q Post-Operative Pain Relief System to ON-Q Painbuster to consolidate the brand identity of its products.

The Company sells several of its products into the international market and has agreements with distributors in a number of countries. Currently, the Company sells its products through distributors in Canada, Brazil, the Benelux Countries, Germany, England, Ireland, Italy, Mexico, Spain, Korea, Australia, New Zealand and Israel.

Aggregate revenues from countries outside of the United States represented approximately 20%, 26% and 24% of the Company’s total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. The Company does not have any capital investments in any foreign operations except for its manufacturing plant in Mexico.

Total revenues attributable to each geographic area in which the Company has sales is as follows:

Sales to unaffiliated customers:	2003	2002	2001
United States	$37,503,000	$25,697,000	$23,116,000
Europe	7,588,000	7,202,000	5,897,000
Asia / Pacific Rim	969,000	1,095,000	987,000
Other	983,000	669,000	531,000
All Foreign Countries in the Aggregate	9,540,000	8,966,000	7,415,000

Backlog

The Company did not have a significant backlog of unfilled orders as of December 31, 2003 or December 31, 2002.

Manufacturing and Operations

A majority of the Company’s products are manufactured by its Mexican subsidiary, Block Medical de Mexico, S.A. de C.V. (“Block Medical”). This plant has been in operation since 1994 and has historically manufactured, and is currently manufacturing, all of the Company’s disposable IV Infusion Therapy devices and elastomeric Regional Anesthesia products. The Company currently intends to maintain the plant in Mexico and to manufacture a substantial portion of its products there. The Company regularly reviews the use of outside vendors for production versus internal manufacturing, and considers factors such as the quality of the products received from outside vendors, the costs of the products, timely delivery and employee utilization.

Product Development

The Company has focused its product development efforts on products in post-operative pain relief and ambulatory infusion systems markets. In each of the years ended December 31, 2003, 2002 and 2001, the Company incurred expenses of approximately $2,361,000, $2,104,000 and $2,238,000, respectively, for product development.

Patents and Trademarks

The Company has filed patent applications in the United States for substantially all of its products. The Company currently holds approximately 40 patents, including patents that relate to both the ON-Q Post-Operative Pain Relief System and the Soaker Catheter. The Company’s patents generally expire between 2009 to 2015, with significant patents expiring in 2009. The Company has also filed for intellectual property right protection in all foreign countries from which it derives significant revenue. In the opinion of management, there are no limitations on the Company’s intellectual property that would have a material adverse effect on the Company.

All of the Company’s product names are either registered trademarks or have trademark applications pending. There can be no assurance that pending patent or trademark applications will be approved or that any patents will provide competitive advantages for the Company’s products or will not be challenged or circumvented by competitors or others.

Regulations Governing the Company’s Products and Manufacturing Operations

I-Flow’s activities are regulated by the Food, Drug and Cosmetic Act (the “Act”). Under the Act, the Company is required, among other matters, to register its facilities and to list its devices with the FDA, to file notice of its intent to market new products under Section 510(K) of the Act, to track the location of certain of its products and to report any incidents of death or serious injury relating to its products. To date, there have been no reportable conditions found during any FDA inspection. Failure to comply with any of these regulations can result in civil and criminal penalties being imposed upon the Company and/or the recall, seizure or injunction of products.

The State of California also has similar regulations. Each year the Company is subject to production-site inspections in order to maintain its manufacturing license. State regulations also specify the standards for the storage and handling of certain chemicals and disposal of their wastes.

The Company is also required to comply with federal, state and local environmental laws. To date, there has been no significant environmental issue affecting the Company’s capital expenditures, earnings or competitive position and there is currently no significant use of hazardous materials in the manufacture of its products.

Products intended for export are subject to additional regulations, including compliance with ISO 9000. In May 1995, the Company received ISO 9001 certification, which indicates that I-Flow’s products meet specified uniform standards of quality and testing. The Company was also granted permission to use the CE mark on its products, which reflects approval of the Company’s products for export into 18 member countries of the European Community. In December 1996, the Block Medical operations, including its Mexico facility,were added to the Company’s ISO certification and the Company received permission to use the CE mark on the products manufactured by Block Medical.

Employees

As of March 1, 2004, the Company and its subsidiaries had a total of 255 full-time employees in the United States and an additional 265 employees in Mexico. None of the Company’s employees in the United States or Mexico are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good. From time to time, the Company also uses temporary employees. These temporary employees are usually engaged to manufacture the Company’s products.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, are available free of charge through our web site at www.iflo.com as soon as reasonably practicable after we electronically file or furnish the reports with or to the Securities and Exchange Commission.

Item 2. Properties

The Company’s headquarters are located in Lake Forest, California, where the Company leases a 51,000 square foot building. The Company entered a lease for the building in 1997 and it has a term of 10 years. The Company has the option to extend the lease for an additional five years, which the Company currently intends to exercise. The Company also leases a plant in Tijuana, Mexico for the manufacture of its ambulatory infusion devices. The plant lease was entered into in 2000 and has a term of five years. The plant currently operates at approximately 60% of capacity. Additionally, the Company’s Infusystem subsidiary entered into leases in July 2002 for 8,120 square feet of general office space and 3,000 square feet of warehouse space in Madison Heights, Michigan. Both leases have a term of five years. The Company believes that its facilities are adequate to meet its current needs.

Item 3. Legal Proceedings

As of March 1, 2004, the Company was involved in legal proceedings in the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management any resulting future liability will not have a material adverse effect on the Company and its subsidiaries, taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended December 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers of the Company as March 1, 2004. There are no family relationships between any of the executive officers or directors of the Company. The executive officers are chosen annually at the first meeting of the board of directors following the annual meeting of stockholders and, subject to the terms of any employment agreement, serve at the will and pleasure of the board of directors.

Name	Age	Position
Donald M. Earhart	59	President, Chief Executive Officer and Chairman of the Board
James J. Dal Porto	50	Executive Vice President, Chief Operating Officer, Director and Secretary
James R. Talevich	53	Chief Financial Officer and Treasurer

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

James J. Dal Porto joined the Company as Controller in October 1989. Mr. Dal Porto was promoted to Treasurer in October 1990, to Vice President of Finance and Administration in March 1991, to Executive Vice President and Chief Financial Officer in March 1993 and to Chief Operating Officer in February 1994. Mr. Dal Porto served as Financial Planning Manager and Manager of Property Accounting and Local Taxation at CalComp, a high technology manufacturing company, from 1984 to 1989. Mr. Dal Porto holds a B.S. in Economics from the University of California, Los Angeles and a M.B.A. from California State University, Northridge.

James R. Talevich joined the Company as Chief Financial Officer in August 2000. Prior to joining the Company, he was Chief Financial Officer of Gish Biomedical, Inc., a publicly held medical device company, from 1999 to 2000 and Chief Financial Officer of Tectrix Fitness Equipment, Inc., a privately held manufacturing company, from 1995 to 1999. Prior to 1995, he held financial management positions with Mallinckrodt Medical, Inc., Sorin Biomedical, Inc., a medical products subsidiary of Fiat S.p.A., Pfizer, Inc., Sensormedics Corporation, a privately held medical device company, Baxter Travenol Laboratories, Inc. and KPMG Peat Marwick. Mr. Talevich holds a B.A. in Physics from California State University, Fullerton and a M.B.A. from the University of California at Los Angeles, and is a Certified Public Accountant.

RISK FACTORS

I. Risk Factors Relating to Our Business and the Industry in Which We Operate

We have experienced net losses in prior years and have an accumulated deficit. Future losses are possible.

As of December 31, 2003, our accumulated deficit was approximately $15,083,000. We had net income (losses) of $1,267,000, ($3,035,000) and $457,000 for the years ended December 31, 2001, 2002 and 2003, respectively. We may not achieve or maintain profitability in the future, and further losses may arise.

For example, during the year ended December 31, 2003, our total costs and expenses increased by an amount greater than the increase in revenues, compared to the year ended December 31, 2002. There can be no assurance that our future revenue growth, if any, will be greater than the growth of our costs and expenses. If the increase in our total costs and expenses continues to be greater than any increase in our revenues, we will not be profitable.

We may need to raise additional capital in the future to fund our operations. We may be unable to raise funds when needed or on acceptable terms.

During the year ended December 31, 2003, our operating activities used cash of $1,070,000 and our investing activities provided $1,003,000 in the same period. As of December 31, 2003, we had cash on hand of $15,185,000 and net accounts receivable of $12,392,000. We believe our current funds, together with possible additional borrowings on our existing lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to curtail our operations and to seek additional financing.

Any additional equity financings may be dilutive to our existing stockholders and involve the issuance of securities that may have rights, preferences or privileges senior to those of our current stockholders. A debt financing, if available, may involve restrictive covenants on our business that could limit our operational and financial flexibility, and the amount of debt incurred could make us more vulnerable to economic downturns or operational difficulties and limit our ability to compete. Furthermore, financing may not be available when needed and may not be on terms acceptable to us.

We have invested substantial resources into the sales and marketing of the ON-Q® Post-Operative Pain Relief System. If this product does not achieve significant clinical acceptance or if our direct sales strategy is not successful, our financial condition and operating results will be adversely affected.

Our current strategy assumes that the ON-Q Post-Operative Pain Relief system will be used in a significant number of surgical cases, ultimately becoming the standard of care for many common procedures. We have invested, and continue to invest, a substantial portion of our resources into the establishment of a direct sales force for the sales and marketing of ON-Q. During the year ended December 31, 2003, we invested approximately $16,800,000 in the sales and marketing of ON-Q. A failure of ON-Q to achieve and maintain a significant market presence, or the failure to successfully implement our direct sales strategy, will have a material adverse effect on our financial condition and results of operations.

Our products are highly regulated by a number of governmental agencies. Any changes to the existing rules and regulations of these agencies may adversely impact our ability to manufacture and market our products.

Our activities are regulated by the Food, Drug and Cosmetic Act. Under the Food, Drug and Cosmetic Act, we are required, among other matters, to register our facilities and to list our devices with the United States Food and Drug Administration (the “FDA”), to file notice of our intent to market certain new products under Section 510(K) of the Food, Drug and Cosmetic Act, to track the location of certain of our products, and to report any incidents of death or serious injury relating to our products. If we fail to comply with any of these regulations, or if the FDA subsequently disagrees with the manner in which we sought to comply with these regulations, we could be subjected to substantial civil and criminal penalties and a recall, seizure, or injunction with respect to the manufacture or sale of our products.

Each state also has similar regulations. For example, in California, we are subject to annual production-site inspections in order to maintain our manufacturing license. State regulations also specify standards for the storage and handling of certain chemicals and disposal of their wastes. We are also required to comply with federal, state, and local environmental laws. Our failure to comply with any of these laws could expose us to material liabilities.

Products intended for foreign export are subject to additional regulations, including compliance with ISO 9000. In May 1995, we received ISO 9001 certification, which indicates that our products meet specified uniform standards of quality and testing. We also were granted permission to use the CE mark on certain of our products, which reflects approval of our products for export into 18 member countries of the European Community. In December 1996, the operations of Block Medical de Mexico, S.A. de C.V., a wholly owned subsidiary (“Block Medical”), including its manufacturing facility, were added to our ISO certification and we received permission to use the CE mark on all disposable elastomeric products manufactured by us. If we fail to comply with foreign regulations or to maintain ISO certification or CE approval, the sale of our products could be suspended in one or more of our foreign markets.

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

In the ordinary course of business, management frequently makes subjective judgments with respect to complying with the Food, Drug and Cosmetic Act, as well as other applicable state, local and foreign laws. If any of these regulatory agencies disagrees with our interpretation of, or objects to the manner in which we have attempted to comply with, the applicable law, we could be subjected to substantial civil and criminal penalties and a recall, seizure or injunction with respect to the manufacture or sale of our products. These types of actions against us or our products could have a material adverse effect on our financial condition and results of operations.

Our intangible assets are subject to potential impairment charges that could adversely affect our results of operations.

As of December 31, 2003, $2,639,000 of our assets consisted of goodwill, an intangible asset acquired through the acquisition of our wholly owned subsidiary, InfuSystem, Inc. (“InfuSystem”). The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our financial statements. For example, we review the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. We compare fair value of our reporting units to book value, as well as consider other factors, to determine whether or not any potential impairment of goodwill exists. In fiscal year 2002, and as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) effective January 1, 2002, we wrote-off $3,474,000 of goodwill related to past acquisitions other than InfuSystem. We cannot guarantee that there will be no additional impairment in the future related to InfuSystem or other acquisitions we may make in the future. Any impairment charge will adversely affect our results of operations.

Our customers frequently receive reimbursement from private insurers and governmental agencies. Any change in the overall reimbursement system may adversely impact our business.

The health care reimbursement system is in a constant state of change. Changes often create financial incentives and disincentives that encourage or discourage the use of a particular type of product, therapy or clinical procedure. Market acceptance and sales of our products may be adversely affected by changes or trends within the reimbursement system. Changes to the health care system that favor technologies other than ours or that reduce reimbursements to providers or treatment facilities that use our products may adversely affect our ability to sell our products profitably.

Hospitals, alternate care site providers and physicians are heavily dependent on payment for their services by private insurers and governmental agencies. Changes in the reimbursement system could adversely affect our participation in the industry. Our products fall into the general category of infusion devices and related disposable products with regard to reimbursement issues. Except for payments made to our InfuSystem subsidiary, the majority of reimbursements are not paid directly to us. Rather, healthcare providers will often request that their patients’ health insurance providers provide them with some form of reimbursement for the disposables that are consumed in the patients’ therapy.

We believe that the current trend in the insurance industry (both private and governmental) has been to eliminate cost-based reimbursement and to move towards fixed or limited fees for service, thereby encouraging healthcare providers to use the lowest cost method of delivering medications. This trend may discourage the use of our products, create downward pressure on our average prices, and, ultimately, negatively affect our revenues.

Changes in reimbursement rates may adversely impact InfuSytem’s revenues.

InfuSystem depends primarily on third-party reimbursement for the collection of its revenues. InfuSytem is paid directly by private insurers and governmental agencies, often on a fixed fee basis, for infusion services provided by InfuSystem to patients. InfuSystem’s revenues comprised 28% of our consolidated revenues for the year ended December 31, 2003. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues of InfuSystem could have a material adverse effect on our financial condition and results of operations.

Changes in reimbursement rates may adversely impact the revenue that we earn from our developing billing strategy for ON-Q.

Historically, we have charged healthcare providers for each ON-Q unit that they purchase from us. Recently, we, through our InfuSystem subsidiary, have begun to bill private insurers for the use of ON-Q in ambulatory surgery centers, rather than charging these centers for the purchase price of each ON-Q unit. If this sales strategy is successful, we expect to increase our use of this sales strategy for ambulatory surgery centers. Any reduction in the average fees allowable by private insurers for the use of ON-Q in ambulatory surgery centers could negatively affect our ability to generate revenue from the centers and this could have a material adverse effect on our financial condition and results of operations.

Our industry is intensely competitive and changes rapidly. If we are unable to maintain a technological lead over our competitors, our business operations will suffer.

The drug infusion industry is highly competitive. We compete in this industry based primarily on price, service and product performance. Some of our competitors have significantly greater resources than we do for research and development, manufacturing, marketing and sales. As a result, they may be better able to compete for market share, even in areas in which our products may be superior. We continue our efforts to introduce clinically effective, cost-efficient products into the market, but the industry is subject to technological changes and we may not be able to maintain any existing technological advantage long enough to establish our products and to sustain profitability. If we are unable to effectively compete in our market, our financial condition and results of operations will materially suffer.

We rely on independent suppliers for parts and materials necessary to assemble our products. Any delay or disruption in the supply of parts may prevent us from manufacturing our products and negatively impact our operations.

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

A defect in the design or manufacture of our products, or a failure of our products to perform for the use that we specify, could have a material adverse effect on our reputation in the industry and subject us to claims of liability for injuries and otherwise. Misuse of our product by a practitioner or patient that results in injury could similarly subject us to claims of liability. We currently have in place product liability insurance in the amount of $5,000,000 for liability losses, including legal defense costs. Any substantial underinsured loss would have a material adverse effect on our financial condition and results of operations. Furthermore, any impairment of our reputation could have a material adverse effect on our sales, revenues, and prospects for future business.

We are dependent on our proprietary technology and the patents, copyrights, and trademarks that protect our products. If competitors are able to independently develop products of equivalent or superior capabilities, the results of our operations could be adversely impacted.

We rely substantially on proprietary technology and capabilities. We have filed patent applications in the United States for substantially all of our products. As of December 31, 2003, we held approximately 40 patents, including patents that relate to both the ON-Q Pain Relief System and the Soaker™ Catheter. We have also filed for intellectual property rights protection in all foreign countries in which we currently derive significant revenue. Our patents generally expire between 2009 and 2015, with the most significant patents expiring in 2009. Without sufficient intellectual property protection, our competitors may be able to sell products identical to ours and cause a downward pressure on the selling price of our products.

There can be no assurance that pending patent or trademark applications will be approved or that any patents will provide competitive advantages for our products or will not be challenged or circumvented by competitors. Our competitors may also independently develop products with equivalent or superior capabilities or otherwise obtain access to our capabilities.

We manufacture the majority of our products in Mexico. Any difficulties or disruptions in the operation of our plant may adversely impact our operations.

The majority of our products are manufactured by Block Medical, a wholly owned subsidiary. We may encounter difficulties with the uncertainties inherent in doing business in a foreign country, including economic, political and regulatory uncertainties. Our stockholders’ equity may also be adversely affected by unfavorable translation adjustments arising from differences in exchange rates from period to period. In addition, we have not and currently do not hedge or enter into derivative contracts in an effort to address foreign exchange risk. If there are difficulties or problems in our Mexico facility, or other disruptions in our production and delivery process affecting product availability, these difficulties could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our sales is to customers in foreign countries. We may lose revenues, market share, and profits due to exchange rate fluctuations and other factors related to our foreign business.

In the year ended December 31, 2003, sales to customers in foreign countries comprised approximately 20% of our revenues. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.

We currently rely on two distributors for a significant percentage of our sales. If our relationship with these distributors were to deteriorate, our sales may materially decline.

During the year ended December 31, 2003, sales to B. Braun Medical S.A. (France) and B. Braun Medical, Inc., a national distributor in the United States, accounted for approximately 10% and 7%, respectively, of our net revenues. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical, Inc. could cause a material decline in our overall sales and a material adverse effect on our business.

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates, judgments, and assumptions that may ultimately prove to be incorrect.

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

II. Risk Factors Related Specifically to Our Common Stock

The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.

Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the month of February 2004 was approximately 297,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.

The market price of our common stock has been and is likely to continue to be highly volatile. Market prices for securities of biotechnology and medical device companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that appear unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our securities:

•	announcements of technological innovations, new products, or clinical studies by us or others;

•	government regulation;

•	developments in patent or other proprietary rights;

•	future sales of substantial amounts of our common stock by existing stockholders or by us; and

•	comments by securities analysts and general market conditions.

The realization of any of the risks described in these “Risk Factors” could have a negative effect on the market price of our common stock.

In the future, our common stock may be removed from listing on the Nasdaq quotation system and may not qualify for listing on any stock exchange, in which case it may be difficult to find a market in our stock.

If our common stock is no longer traded on a national trading market, it may be more difficult for you to sell shares that you own, and the price of our common stock would likely be negatively affected. Currently, our common stock is traded on the Nasdaq National Market. Nasdaq has a number of continued listing requirements, including a minimum trading price requirement. Failure to comply with any Nasdaq continued listing requirement could cause our common stock to be removed from listing on Nasdaq. Should this occur, we may not be able to secure listing on other exchanges or quotation systems, and this would have a material adverse effect on the price and liquidity of our common stock.

Future sales of our common stock by existing stockholders could negatively affect the market price of our stock and make it more difficult for us to sell stock in the future.

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding warrants may be resold pursuant to currently effective registration statements. As of December 31, 2003, there were:

•	18,305,787 shares of common stock that have been issued in registered offerings and are freely tradable in the public markets;

•	250,011 shares of common stock underlying warrants which have been registered for resale under a Registration Statement on Form S-3 (Registration No. 333-109096);

•	147,000 shares of vested and unvested restricted common stock that have been issued under our restricted stock plans; and

•	an aggregate of 3,237,412 shares of common stock that may be issued on the exercise of stock options outstanding under our equity incentive plans.

•	In addition, pursuant to a registration statement on Form S-3, declared effective February 17, 2004, we registered an aggregate amount of $50,000,000 of our equity securities for issuance from time to time.

We cannot estimate the number of shares of common stock that may actually be resold in the public market because this will depend on the market price for our common stock, the individual circumstances of the sellers, and other factors. If stockholders sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the market price of our common stock could decline significantly.

Anti-takeover devices may prevent a sale, or changes in the management, of I-Flow.

We have in place several anti-takeover devices, including a stockholder rights plan, that may have the effect of delaying or preventing a sale, or changes in the management, of I-Flow. For example, one anti-takeover device provides for a board of directors that is separated into three classes, with their terms in office staggered over three year periods. This has the effect of delaying a change in control of the board of directors without the cooperation of the incumbent board. In addition, our bylaws do not allow stockholders to call a special meeting of stockholders or act by written consent, and also require stockholders to give written notice of any proposal or director nomination to us within a specified period of time prior to any stockholder meeting.

We may also issue shares of preferred stock without stockholder approval and upon terms that our board of directors may determine in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding stock, and the holders of such preferred stock could have voting, dividend, liquidation, and other rights superior to those of holders of our common stock.

We do not pay dividends and this may negatively affect the price of our stock.

I-Flow has not paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. The future price of our common stock may be depressed because we do not pay dividends.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Common Stock Information

The Company’s common stock trades on The Nasdaq National Market under the symbol “IFLO.” Set forth below are the high and low sales prices for the Company’s common stock for each full quarter period within the two most recent fiscal years.

	High	Low
2002
1st Quarter	$3.37	$2.59
2nd Quarter	$3.12	$2.00
3rd Quarter	$2.55	$1.14
4th Quarter	$1.89	$1.06

2003
1st Quarter	$2.90	$1.55
2nd Quarter	$7.75	$2.47
3rd Quarter	$11.49	$6.50
4th Quarter	$15.50	$10.00

American Stock Transfer & Trust Company is the Company’s transfer agent for its common stock. As of March 1, 2004, the Company had 312 stockholders of record. The Company has not paid, and does not currently expect to pay in the foreseeable future, cash dividends on its common stock.

Information About Our Equity Compensation Plans

The information regarding the securities authorized for issuance under the Company’s equity compensation plans required by Item 5 is incorporated by reference to the Company’s proxy statement for its 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2003.

Item 6. Selected Financial Data

The following selected consolidated financial data have been derived from the Company’s audited consolidated financial statements. The information set forth below is not necessarily indicative of the expectations of results for future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(Amounts in thousands, except per share amounts)	2003	2002	2001	2000	1999
Consolidated Statements of Operations Data:(1) (2) (3)
Revenues:
Net product sales	$34,021	$24,370	$20,168	$21,537	$19,272
Rental income and other	13,022	10,293	10,363	8,469	8,512
Licensing fees	—	—	—	—	2,000

Total revenues	47,043	34,663	30,531	30,006	29,784
Cost of revenues:
Product cost of revenues	13,192	8,979	8,734	9,736	9,427
Rental cost of revenues	4,018	3,007	3,182	2,562	2,397

Total cost of revenues	17,210	11,986	11,916	12,298	11,824

Gross Profit	29,833	22,677	18,615	17,708	17,960
Operating expenses:
Selling and marketing	20,412	11,760	4,845	4,615	4,193
General and administrative	10,341	8,099	8,841	7,736	7,604
Product development	2,361	2,104	2,238	2,001	1,710

Total operating expenses	33,114	21,963	15,924	14,352	13,507

Operating income (loss)	(3,281)	714	2,691	3,356	4,453
Interest expense (income), net	46	(6)	44	265	404

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(3,327)	720	2,647	3,091	4,049
Income tax provision (benefit)	(1,173)	305	1,067	1,262	(4,763)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(2,154)	415	1,580	1,829	8,812

Discontinued operations:
Income (loss) from discontinued operations, net of tax	328	24	(313)	(217)	—
Gain on sale of discontinued operations, net of tax	2,283	—	—	—	—

Income before cumulative effect of a change in accounting principle	457	439	1,267	1,612	8,812
Cumulative effect of a change in accounting principle for goodwill	—	(3,474)	—	—	—

Net income (loss)	$457	$(3,035)	$1,267	$1,612	$8,812

Per share of common stock, basic:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(0.13)	$0.03	$0.10	$0.12	$0.61
Income (loss) from discontinued operations, net of tax	0.02	—	(0.02)	(0.01)	—
Gain on sale of discontinued operations, net of tax	0.14	—	—	—	—

Income before cumulative effect of a change in accounting principle	0.03	0.03	0.08	0.11	0.61
Cumulative effect of a change in accounting principle	—	(0.23)	—	—	—

Net income (loss)	$0.03	$(0.20)	$0.08	$0.11	$0.61

Per share of common stock, diluted:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(0.13)	$0.03	$0.10	$0.12	$0.58
Income (loss) from discontinued operations, net of tax	0.02	—	(0.02)	(0.02)	—
Gain on sale of discontinued operations, net of tax	0.14	—	—	—	—

Income before cumulative effect of a change in accounting principle	0.03	0.03	0.08	0.10	0.58
Cumulative effect of a change in accounting principle	—	(0.22)	—	—	—

Net income (loss)	$0.03	$(0.19)	$0.08	$0.10	$0.58

Weighted-average common shares outstanding:
Basic	16,384	15,368	15,231	15,002	14,387
Diluted	16,384	15,879	15,749	15,647	15,116

Consolidated Balance Sheet Data: (1) (2) (3)
Working capital	$31,467	$16,657	$15,822	$14,441	$13,565
Total assets	51,896	33,061	35,704	35,215	31,768
Long-term obligations	—	1	83	1,303	1,548
Total stockholders’ equity	44,773	27,470	29,769	27,618	24,670

(1)	Certain amounts previously reported have been reclassified to conform with the 2003 presentation.

(2)	Effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.” The Company recognized a transitional goodwill impairment loss of $3,474,000 as a cumulative effect of a change in accounting principle during the six months ended June 30, 2002. The amounts previously reported for the first quarter of 2002 have been revised to include the $3,474,000 cumulative effect of this change in accounting principle. The effect of the change on the first quarter 2002 results was to reduce net income by $3,474,000, or $0.22 per diluted share, for the cumulative effect of this accounting change.

(3)	In November 2003, the Company sold Spinal Specialties, Inc., a wholly owned subsidiary. The operations of Spinal Specialties have been excluded from continuing operations for all periods presented. See Note 3 of Notes to Consolidated Financial Statements.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share amounts)

2003	Mar. 31	June 30	Sept. 30	Dec. 31 (3)
Total revenues	$10,135	$11,383	$11,822	13,703	$47,043
Gross profit	6,680	7,351	7,510	8,292	29,833
Loss from continuing operations before income taxes	(76)	(98)	(850)	(2,303)	(3,327)
Loss from continuing operations	(44)	(56)	(507)	(1,547)	(2,154)
Income from discontinued operations, net of tax	61	78	121	68	328
Gain on sale of discontinued operations, net of tax	—	—	—	2,283	2,283
Net income (loss)	17	22	(386)	804	457
Per share of common stock - basic and diluted:
Loss from continuing operations	0.00	0.00	(0.03)	(0.09)	—
Net income (loss)	0.00	0.00	(0.02)	0.04	0
Weighted-average common shares - basic and diluted	15,434	15,516	16,445	18,037	—

2002	Mar. 31 (2)	June 30	Sept. 30	Dec. 31 (1)
Total revenues	$7,870	$8,703	$8,695	$9,395	$34,663
Gross profit	4,969	5,521	5,654	6,533	$22,677
Income from continuing operations before income taxes	271	157	129	163	$720
Income from continuing operations before cumulative effect of a change in accounting principle	162	94	77	82	$415
Income (loss) from discontinued operations, net of tax	(26)	12	30	8	$24
Cumulative effect of a change in accounting principle	(3,474)	—	—	—	$(3,474)
Net income (loss)	(3,338)	106	107	90	$(3,035)
Per share of common stock - basic:
Income from continuing operations before cumulative effect of a change in accounting principle	0.01	0.01	0.01	0.01
Net income (loss)	(0.22)	0.01	0.01	0.01
Weighted-average common shares - basic	15,366	15,363	15,367	15,389
Per share of common stock - diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	0.01	0.01	0.00	0.01
Net income (loss)	(0.21)	0.01	0.01	0.01
Weighted-average common shares - diluted	16,210	16,033	15,701	15,573

(1)	During the fourth quarter of 2002, the Company recorded approximately $750,000 of inventory variances as an increase in inventory and a reduction of cost of sales due primarily to lower than planned production levels.

(2)	Effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.” The Company recognized a transitional goodwill impairment loss of $3,474,000 as a cumulative effect of a change in accounting principle during the six months ended June 30, 2002. The amounts previously reported for the first quarter of 2002 have been revised to include the $3,474,000 cumulative effect of this change in accounting principle. The effect of the change on the first quarter 2002 results was to reduce net income by $3,474,000, or $0.22 per diluted share, for the cumulative effect of this accounting change.

(3)	In November 2003, the Company sold Spinal Specialties, Inc., a wholly owned subsidiary. The operations of Spinal Specialties have been excluded from continuing operations for all periods presented. See Note 3 of Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s current opinions about trends and factors that may impact future operating results. Statements that use words such as “believes,” “anticipates,” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those expected, and readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report which seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include reliance on the success of the home health care industry, the Company’s success in pursuing its direct sales strategy, the reimbursement system currently in place and future changes to that system, competition in the industry, economic and political conditions in foreign countries, currency exchange rates, inadequacy of booked reserves, technological changes, and product availability. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

Critical Accounting Policies

I-Flow prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States. Accordingly, the Company is required to make estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting policies which the Company believes are the most important to aid in fully understanding and evaluating its reported financial results include the following:

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment and passage of title. The Company offers the right of return for defective products and continuously monitors and tracks product returns. The Company records a provision for the estimated amount of future returns based upon historical experience and any notification received of pending returns. Although such returns have historically been insignificant, the Company cannot guarantee that it will continue to experience the same return rates as it has in the past. Any significant increase in product returns could have a material adverse impact on the Company’s operating results for the period or periods in which the returns materialize.

The Company recognizes rental revenues from medical pumps over the term of the related agreement, generally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which often differ from contractually allowable rates provided by third party payors such as Medicare, Medicaid and commercial insurance carriers. The Company records net rental revenues at the estimated realizable amounts from patients and third party payors. The Company experiences significant extended payment terms with certain of these third party payors, but it continuously monitors reimbursement rates from third party payors and timing of payments. Any change in reimbursement or collection rates could have a material impact on the Company’s operating results for the period or periods in which the change is identified.

Accounts Receivable

The Company performs various analyses to evaluate accounts receivable balances. It records an allowance for bad debts based upon the estimated collectibility of the accounts such that the recorded amounts reflect estimated net realizable value. The Company applies specified percentages to the accounts receivable agings to estimate the amount that will ultimately be uncollectible and therefore should be reserved. The percentages are increased as the accounts age. If the actual uncollected amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly and adversely affected.

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

Deferred Taxes

The Company recognizes deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based upon historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If the Company operates at a profit in the future and generates sufficient future taxable income, it could be required to reverse the current valuation allowance against the deferred tax assets which would result in a substantial decrease in the Company’s effective tax rate. Likewise, if the Company is unable to operate at a profit and unable to generate sufficient future taxable income, it could be required to establish an additional valuation allowance against all or a significant portion of its deferred tax assets, resulting in a substantial increase in the Company’s effective tax rate and a material adverse impact on operating results.

Intangible Assets

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), required the Company to cease amortizing goodwill and indefinite life intangibles effective January 1, 2002. The Company’s business combinations have at various times resulted in the acquisition of goodwill and other intangible assets, which may affect the amount of future period amortization expense and impairment expense that the Company may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect its consolidated financial statements. The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The Company compares fair value of its reporting units to their carrying value, as well as other factors, to determine whether or not any potential impairment of goodwill exists. If a potential impairment exists, an impairment loss is recognized to the extent the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company cannot guarantee that there will be no impairment in the future. See Note 2 to Consolidated Financial Statements.

Divestiture of Spinal Specialties

The Company sold Spinal Specialties, Inc., a wholly owned subsidiary, on November 1, 2003 to Integra LifeSciences Holdings Corporation for approximately $6,000,000 in cash and net proceeds of approximately $5,000,000. Assets and liabilities included in the sale consisted primarily of approximately $722,000 of accounts receivable, $1,155,000 of inventory, $400,000 of fixed assets, and $313,000 of accounts payable and accrued liabilities. The Company recorded a pretax gain on the sale of $2,999,000, a tax provision on the gain of $716,000, and an after-tax gain of $2,283,000. The reported gain has been reduced by a charge of $327,000 related to the acceleration of vesting of certain stock options upon the closing of the sale. This amount has been accounted for as an increase in common stock.

The net income of Spinal Specialties prior to divestiture is presented in the Company’s Consolidated Statements of Operations and Comprehensive Operations as income (loss) from discontinued operations, net of tax. Reported in income (loss) from discontinued operations, net of tax, are net product sales from Spinal Specialties of $3,795,000, $3,454,000 and $2,774,000 in 2003, 2002 and 2001, respectively, and income (loss) before taxes from Spinal Specialties of $532,000, $42,000 and $(524,000) in 2003, 2002 and 2001, respectively. Also reported in income (loss) from discontinued operations, net of tax, is income tax expense (benefit) of $204,000, $18,000 and $(211,000) for 2003, 2002, and 2001, respectively.

Consolidated Results of Operations for the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Revenue

Net revenues during the year ended December 31, 2003 were $47,043,000 compared to $34,663,000 for the prior year, an increase of 36%. Net product revenues increased 40% in 2003 to $34,021,000 compared to $24,370,000 in 2002. Rental income, comprised of the revenues of the Company’s InfuSystem subsidiary, increased by 27% to $13,022,000 for the year ended December 31, 2003 from $10,293,000 for the prior year.

The Company’s product revenues during 2003 and 2002 were generated in two primary market segments: Regional Anesthesia and IV Infusion Therapy. Regional Anesthesia product revenues for 2003, which included revenue from the PainBuster and ON-Q Post-Operative Pain Relief Systems and the Soaker Catheter, increased by 88% to $16,112,000 in 2003 compared to $8,582,000 for fiscal 2002. The increase was primarily due to increased clinical usage of the ON-Q Post-Operative Pain Relief System by surgeons in the United States. Average selling prices have remained fairly constant throughout the year. Significant factors in the revenue increase and trend toward the use of regional anesthesia for post-operative pain include the progressive increase during 2003 in the size of the Company’s direct sales force and favorable results in published clinical studies.

IV Infusion Therapy product sales, which included the Company’s intravenous elastomeric pumps, mechanical infusion devices and electronic infusion pumps and disposables, increased 13% in 2003 to $17,909,000 from $15,788,000 in 2002. The year-to-year increase primarily resulted from increased sales of IV Infusion Therapy products to distributors in the United States. Pursuant to a distribution agreement, B. Braun Medical, Inc. distributes I-Flow’s elastomeric pumps to B. Braun Medical Inc.’s IV Infusion Therapy customers in the United States. The Company has a separate agreement with B. Braun Medical S.A. (France), a manufacturer and distributor of pharmaceuticals and infusion products, to distribute I-Flow’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa.

Rental revenues provided by the Company’s InfuSystem subsidiary within the Oncology Infusion Services market increased 27% to $13,022,000 in 2003 compared to $10,293,000 in 2002. The revenue increase is substantially due to InfuSystem’s co-marketing activities with major pharmaceutical companies, which contributed to an increased usage of new drugs and clinical protocols requiring the use of ambulatory electronic pumps as opposed to oral application of chemotherapy drugs. This increase in rental billings was slightly offset by changes to initial estimates of contractual rental revenue of approximately $400,000 recorded during fiscal year 2003 as a result of lower reimbursement levels than initially projected. InfuSystem revenues fluctuate based upon a number of factors, including the number of client facilities utilizing the InfuSystem pump management system, the number of contracts with managed care organizations and the number of potential patients covered by those contracts, and periodic fluctuations in the prevalence of continuous infusional administration of chemotherapy as opposed to oral administration of drug therapies.

Cost of Revenue

Cost of revenues was $17,210,000 during the year ended December 31, 2003 compared to $11,986,000 in the prior year, an increase of 44%. Cost of revenues in 2003 included a write-down of $582,000 for tooling and inventory related to the Company’s declining electronic IV pump business. The write-down consisted of $394,000 for excess and obsolete inventory and $188,000 for tooling. The Company expects to phase out its electronic pump products for the IV Infusion Therapy Market during the first quarter of 2004. As a percentage of net product sales, product cost of revenue increased by approximately two percentage points in 2003 to 39% due to the write-down of assets related to the electronic IV pump business. Rental cost of revenues increased by $1,011,000, or 34%, to $4,018,000 due to increases in operating supplies and material costs, and increased depreciation expense due to the increasing size of the Company’s rental fleet of chemotherapy pumps. As a percentage of rental revenues, rental cost of revenue increased by approximately two percentage points.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2003 increased $8,652,000, or 74%, from the prior year. This increase was primarily attributable to increases in direct sales force salaries and commissions ($4,398,000), travel and entertainment ($865,000), non-cash compensation expense related to the vesting of restricted stock granted to sales personnel ($327,000), increases in marketing expenses ($866,000) and other costs related to the hiring and operation of an expanded direct sales force in the United States during fiscal 2003 to support sales and marketing of the ON-Q Post-Operative Pain Relief System. As a percentage of total revenues, selling and marketing expenses increased by 9 percentage points, to 43%. The Company intends to continue to invest significant resources to promote ON-Q during 2004. As of December 31, 2003, the Company employed 99 sales professionals in support of its ON-Q sales effort, an increase of approximately 175% compared to December 31, 2002.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2003 increased $2,242,000 or 28% from the prior year. The increase is attributable to increases in compensation ($881,000), provision for bad debts ($573,000), investor relations ($84,000), telephone ($90,000), depreciation expense ($91,000) and other costs associated with the growth of the business. The increase in compensation resulted from increased staffing and year-end bonuses. The increase in the provision for bad debts includes a $279,000 accrual for the estimated amount of uncollectible 2003 billings by the Company’s rental business and other bad debt reserves determined based upon the growth in the Company’s operations and analyses of the accounts receivable agings. As a percentage of total revenues, general and administrative expenses decreased for fiscal 2003 by one percentage point to 22%.

Product Development Expenses

Product development expenses include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses for the year ended December 31, 2003 increased $257,000, or 12%, as compared to fiscal 2002. The increase included a $90,000 write-down of the carrying value of patents related to the Company’s declining electronic IV pump business, and increased compensation, consulting fees and outside services. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market. Product development expense as a percentage of net product sales decreased by approximately two percentage points to 7% during 2003 compared to 2002.

Income Taxes

During the year ended December 31, 2003, the Company recorded an income tax benefit from continuing operations of $1,173,000, compared to income tax expense of $305,000 recorded for the year ended December 31, 2002. The Company’s effective tax rate decreased to 35.9% in the year ended December 31, 2003 compared to 42.4% in 2002. The reduction in the effective tax rate is the result of the method of taxation by the State of

Michigan. This tax, which is based upon the activity of InfuSystem only, was calculated in a way that generated a current year tax for 2003, even though the overall activity of the Company resulted in a loss. As a result, the overall benefit received from the current year loss is reduced.

Goodwill

In accordance with SFAS 142, the Company completed its adoption test for goodwill impairment in June 2002 and concluded that consolidated goodwill in the amount of $3,474,000 was impaired effective January 1, 2002. The Company recorded a non-cash charge of approximately $3,474,000 to reduce the carrying value of its goodwill which was recorded as a cumulative effect of a change in accounting principle. See Note 2 to the Notes to Consolidated Financial Statements, “Goodwill and Other Intangible Assets.” There was no impairment in 2003.

Consolidated Results of Operations for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Revenue

Net revenues from continuing operations during the year ended December 31, 2002 were $34,663,000 compared to $30,531,000 for the prior year, an increase of 14%. Net product revenues increased 21% in 2002 to $24,370,000 compared to $20,168,000 in 2001. Rental income, comprised of the revenues of the Company’s InfuSystem subsidiary, decreased by 1% to $10,293,000 for the year ended December 31, 2002 from $10,363,000 for the prior year.

Regional Anesthesia revenues from continuing operations for 2002 and 2001 exclude revenues of $3,454,000 and $2,774,000, respectively, related to discontinued operations, specifically the Company’s former Spinal Specialties subsidiary which was sold on November 1, 2003. Regional Anesthesia product revenues for 2002, which included revenue from the PainBuster and ON-Q Post-Operative Pain Relief Systems and the Soaker Catheter, increased by 57% to $8,582,000 in 2002 compared to $5,467,000 for fiscal 2001. The increase was primarily due to increased sales of ON-Q in the United States, which included the effect of higher average selling prices related to a change in the Company’s method of distribution, effective January 1, 2002, from a single United States distributor to a direct Company-employed sales force. The increase from the prior year also included the effect of an inventory repurchase of approximately $963,000 from Ethicon Endo-Surgery in December 2001 which was accounted for as a sales return. The repurchase was initiated in connection with the termination of the Company’s distribution agreement with Ethicon Endo-Surgery, previously the Company’s exclusive United States distributor for the ON-Q Post-Operative Pain Relief System. Under the termination agreement, the Company regained the exclusive United States distribution rights to the ON-Q Post-Operative Pain Relief System effective January 1, 2002.

IV Infusion Therapy product sales, which included the Company’s intravenous elastomeric pumps, mechanical infusion devices and electronic infusion pumps and disposables, increased 7% in 2002 to $15,788,000 from $14,701,000 in 2001. The year-to-year increase resulted from increased sales of IV Infusion Therapy products to international distributors.

Revenues for Oncology Infusion Services provided by the Company’s InfuSystem subsidiary decreased 1% to $10,293,000 in 2002 compared to $10,363,000 in 2001 as noted above. InfuSystem revenues fluctuate based upon a number of factors, including the number of client facilities utilizing the InfuSystem pump management system, the number of contracts with managed care organizations and the number of potential patients covered by those contracts, and periodic fluctuations in the prevalence of continuous infusional administration of chemotherapy as opposed to oral administration of drug therapies. No material changes to initial estimates of contractual rental revenue were recorded during the fiscal year.

Cost of Revenue

Cost of revenues was $11,986,000 during the year ended December 31, 2002 compared to $11,916,000 in the prior year, an increase of 1%. As a percentage of total revenues, cost of revenues decreased by four percentage points to 35% for the year ended December 31, 2002 compared to the prior year, primarily due to higher average selling prices for the Company’s ON-Q Post-Operative Pain Relief System caused by the change in the manner of distribution of those products. As a percentage of net product sales, product cost of revenue decreased by approximately six percentage points in 2002 to 37 percent, primarily due to the change in distribution of the ON-Q Post-Operative Pain Relief System from an OEM basis to direct sales. As a percentage of rental revenues, rental cost of revenue decreased by approximately two percentage points due to reduced direct operating costs.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2002 increased $6,915,000, or 143%, from the prior year. This increase was primarily attributable to additional salaries, commissions, travel expenses, and recruiting costs related to the hiring and operation of a new direct sales force during fiscal 2002 necessary to support sales of the ON-Q Post-Operative Pain Relief System. The increase in selling and marketing expenses in 2002 compared to the prior year related to the cost of the new direct sales force amounted to $5,826,000. The remaining charge of $994,000 resulted from increased marketing expenses. As a percentage of total revenues, selling and marketing expenses increased 18 percentage points to 34% in 2002 over the prior year.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2002 decreased $742,000, or 8%, from the prior year. The total decrease included a reduction of approximately $628,000 in goodwill amortization expense due to the cessation of goodwill amortization effective January 1, 2002 in accordance with SFAS 142. See “New Accounting Pronouncements” on page 25 and Note 2 to Notes to Consolidated Financial Statements. The remainder of the decrease is attributable to reduced employee bonus expense. As a percentage of total revenues, general and administrative expenses decreased by approximately six percentage points to 34% in 2002 compared to the prior year.

Product Development Expenses

Product development expenses include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses for the year ended December 31, 2002 decreased $134,000 or 6% primarily due to reduced consulting expenses and engineering project materials. Product development expense as a percentage of net product sales decreased by approximately two percentage points to 9% during 2002 compared to 2001.

Income Taxes

During the year ended December 31, 2002, the Company recorded income tax expense from continuing operations of $305,000, compared to income tax expense of $1,067,000 recorded for the year ended December 31, 2001. The Company’s effective tax rate increased slightly to 42.4% in the year ended December 31, 2002 compared to 40.3% in 2001.

Goodwill

In accordance with SFAS 142, and as noted above, the Company completed a test for goodwill impairment in June 2002 and concluded that consolidated goodwill in the amount of $3,474,000 was impaired as of January 1, 2002. The Company recorded a non-cash charge of approximately $3,474,000 to reduce the carrying value of its goodwill which was recorded as a cumulative effect of a change in accounting principle. See Note 2 to the Notes to Consolidated Financial Statements, “Goodwill and Other Intangible Assets.”

Liquidity and Capital Resources

During the year ended December 31, 2003, cash of $1,070,000 was used in operating activities consisting primarily of net income of $457,000, which included income from discontinued operations of $328,000, and the gain on the sale of Spinal Specialties of $2,283,000, plus non-cash expenses of $3,952,000, less net changes in operating assets and liabilities of $2,812,000 and net cash used in discontinued operations of $56,000. The increases in accounts receivable and inventory resulted from the overall increase in revenues.

During the year ended December 31, 2003, cash of $1,003,000 was provided by investing activities of the Company. This amount was primarily attributable to the sale of Spinal Specialties which resulted in net cash proceeds to the Company of $5,044,000, partially offset by the acquisition of leasehold improvements, furniture, fixtures, equipment and other assets of $3,671,000 for use in the Company's operations. The Company anticipates capital expenditures of approximately $3,000,000 in 2004 that will be paid for by existing cash and cash equivalents and working capital balances.

During the year ended December 31, 2003, cash of $13,556,000 was provided by financing activities consisting primarily of $11,563,000 in net proceeds to the Company from the sale of 1,666,740 shares of the Company’s common stock in a private placement transaction at a sales price of $7.50 per share. In addition, the Company received $2,070,000 in proceeds from the exercise of stock options and warrants which was partially offset by payments on capital lease obligations of $77,000.

As of December 31, 2003, the Company had cash and cash equivalents of $15,185,000, net receivables of $12,392,000 and net working capital of $31,467,000. Management believes the Company’s funds, together with possible borrowings on its existing lines of credit and other bank loans, are sufficient to provide for its short and long-term needs for operations as currently projected. The Company may decide to sell additional equity securities or to increase its borrowings in order to fund an increase its expenditures for selling and marketing expenses, to fund increased product development, to make acquisitions, or for other purposes.

The Company has a working capital line of credit with Silicon Valley Bank. The line of credit facility expired in December 2003 and was renewed in January 2004. Under the terms of the original agreement, the Company could borrow up to the lesser of $4,000,000 or the sum of 80% of eligible accounts receivable plus 25% of eligible inventory, as defined, at the bank’s prime rate plus 0.50% (a total rate of 4.5% at December 31, 2003). Under the terms of the renewed agreement, the interest rate on the line of credit is the bank’s prime rate (4.0% at December 31, 2003), and the borrowing limit remained unchanged. The amended agreement expires on April 30, 2005. As of December 31, 2003, there were no outstanding borrowings.

The Company also had a term loan facility with Silicon Valley Bank that provided for borrowings up to a maximum amount of $2,000,000 at the bank’s prime rate plus 1.00%. There was no amount outstanding under the term loan as of December 31, 2003. The term loan facility expired according to its terms in December 2003 and was not renewed.

The Company’s InfuSystem subsidiary has a revolving line of credit with a bank under which it may borrow up to the lesser of $3,500,000 or 80% of eligible accounts receivable, as defined, at the bank’s prime rate less 0.25% (3.75% at December 31, 2003). There were no outstanding borrowings under the line of credit as of December 31, 2003 and there were funds available for borrowing of $3,500,000. The credit line expires June 30, 2004. In addition, InfuSystem has a loan facility under which it may borrow up to $2,500,000 for the purchase of equipment. As of December 31, 2003, there were no outstanding borrowings under the loan facility.

The Company’s lines of credit are collateralized by substantially all of the Company’s assets and require the Company to comply with certain covenants principally relating to working capital and liquidity. As of December 31, 2003, the Company was in compliance with all such covenants.

Contractual Obligations and Commercial Commitments

As of December 31, 2003, future payments related to contractual obligations and commercial commitments are as follows:

	Payment Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Capital Lease Obligations	$1,000	$—	$—	$—	$1,000
Operating Lease Obligations for Facilities	699,000	1,144,000	930,000	1,499,000	4,272,000
Purchase Commitments with Suppliers	2,324,000	—	—	—	2,324,000

Total Contractual Obligations and Commercial Commitments	$3,024,000	$1,144,000	$930,000	$1,499,000	$6,597,000

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted the provisions of SFAS 143 and such adoption did not have a material impact on its consolidated results of operations and financial position.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF Issue 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002 and such adoption did not have a material impact on the Company’s consolidated results of operations and financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on its consolidated financial statements. The Company adopted the recognition provisions of FIN 45 on January 1, 2003 and such adoption did not have a material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The provisions of SFAS 148 are effective in fiscal years ending after December 15, 2002. The Company has evaluated the provisions of SFAS 148 and those provisions did not have a material adverse impact on its consolidated financial statements since the Company has not adopted the fair value method. See Note 1 to the Consolidated Financial Statements for calculation of pro forma net income (loss).

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidated requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. As the Company has determined that it does not have any SPE’s to which these interpretations apply, the Company will adopt FIN46R in the first quarter of 2004. The Company does not believe that the adoption of FIN 46R will have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

•	a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•	a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and required the issuer to settle the obligation by transferring assets; and

•	a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

In November 2003, the FASB issued FASB Staff Position (FSP) No. 150-3 which deferred the effective dates for applying certain provisions of FSAS No. 150 related to mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests for public and nonpublic entities.

For public entities, SFAS No. 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003.

For mandatorily redeemable noncontrolling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS No. 150 are deferred indefinitely. For other mandatorily redeemable non controlling interests that were issued before November 5, 2003, the measurement provisions of SFAS No. 150 are deferred indefinitely. For those instruments, the measurement guidance for redeemable shares and noncontrolling interests in other literature shall apply during the deferral period.

SFAS No. 150 is to be implemented by reporting a cumulative effect of a change in accounting principle. The Company does not believe that the adoption of SFAS No. 150 will have a material impact on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company’s financial instruments include cash and cash equivalents and long-term debt. At December 31, 2003, the carrying values of the Company’s financial instruments approximated fair values based upon current market prices and rates.

The Company has a subsidiary in Mexico. As a result, the Company is exposed to potential transaction gains and losses resulting from fluctuations in foreign currency exchange rates. The Company has not and currently does not hedge or enter into derivative contracts in an effort to address the foreign exchange risk.

Item 8. Financial Statements and Supplementary Data

Financial Statements

The Independent Auditors’ Report and the Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements” in Item 15 are filed as part of this report.

Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to Costs		Balance at End of
Classification	Beginning of Period	and Expenses	Deductions (1)	Period
YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts	$2,487,000	$71,000	$(41,000)	$2,517,000
Reserve for obsolete inventories	1,508,000	375,000	(167,000)	1,716,000
YEAR ENDED DECEMBER 31, 2002:
Allowance for doubtful accounts	2,517,000	134,000	(676,000)	1,975,000
Reserve for obsolete inventories	1,716,000	193,000	(188,000)	1,721,000
YEAR ENDED DECEMBER 31, 2003:
Allowance for doubtful accounts	1,975,000	701,000	(978,000)	1,698,000
Reserve for obsolete inventories	1,721,000	799,000	(364,000)	2,156,000

The above schedule has been restated to exclude discontinued operations.

(1)	Deductions in all years reported represent reductions to the reserve accounts and the related asset accounts. Specifically, deductions from the reserve for allowance for doubtful accounts represent the write-off of uncollectible accounts receivable balances. Deductions from the reserve for obsolete inventories represent the write-off and disposal of specific inventory items.

Selected Quarterly Financial Data

See information set forth above under the heading “Selected Quarterly Financial Data” on page 17.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

(b) There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Except for information concerning our executive officers which is included in this report under the heading “Executive Officers of the Registrant”, the information required by Item 10 is incorporated by reference to the Company’s proxy statement for its 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2003.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the Company’s proxy statement for its 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the Company’s proxy statement for its 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2003.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the Company’s proxy statement for its 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2003.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the Company’s proxy statement for its 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Page in This
Report
(a)	Documents filed as part of this report:

(1) Financial Statements

	The documents described in the “Index to Consolidated Financial Statements” are included in this report.	F-1

(2) Financial Statement Schedules included herein:

	Schedule II - “Valuation and Qualifying Accounts”	27

All other schedules are omitted, as the required information is inapplicable.

(3) Exhibits

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

(b)	Reports on Form 8-K

On November 3, 2003, the Company filed a current report on Form 8-K pursuant to which the Company furnished a release regarding its third quarter financial results for 2003 and a copy of the transcript of its earnings conference call held on October 29, 2003. On November 17, 2003, the Company filed a current report on Form 8-K to report that the Company had sold Spinal Specialties, Inc., a wholly owned subsidiary. On December 10, 2003, the Company filed an amended current report on Form 8-K/A to indicate that no pro forma financial information was required to be filed pursuant to Item 7(b) of Form 8-K with respect to the sale of Spinal Specialties.

Independent Auditors’ Report

To the Board of Directors and Stockholders of
    I-Flow Corporation:

We have audited the accompanying consolidated balance sheets of I-Flow Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of I-Flow Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets during 2002 as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed in Note 3 to the consolidated financial statements, on November 1, 2003, the Company completed the sale of its wholly-owned subsidiary, Spinal Specialties, Inc. The consolidated statements of operations and comprehensive operations and of cash flows referred to above have been restated to reflect Spinal Specialties, Inc. as a discontinued operation for all periods presented.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Costa Mesa, California
March 11, 2004

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Amounts in thousands, except share and per share amounts)	2003	2002

Assets
Current assets:
Cash and cash equivalents	$15,185	$1,700
Accounts receivable, less allowance for doubtful accounts of $1,698 and $2,034 at December 31, 2003 and 2002, respectively	12,392	10,483
Inventories, net	6,815	7,046
Prepaid expenses and other current assets	652	477
Deferred taxes	3,546	2,541

Total current assets	38,590	22,247
Property, net	6,744	5,626
Goodwill	2,639	2,639
Other intangible assets, net	1,214	1,134
Other long-term assets	147	155
Deferred taxes	2,562	1,260

Total assets	$51,896	$33,061

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,570	$3,898
Accrued payroll and related expenses	2,961	1,349
Income taxes payable	236	207
Other current liabilities	356	136

Total current liabilities	7,123	5,590

Other long-term liabilities	—	1
Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized, 18,305,787 and 15,473,138 shares issued and outstanding at December 31, 2003 and 2002, respectively	60,049	43,106
Accumulated other comprehensive loss	(192)	(95)
Accumulated deficit	(15,084)	(15,541)

Net stockholders’ equity	44,773	27,470

Total liabilities and shareholders’ equity	$51,896	$33,061

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS

	Years ended December 31,

(Amounts in thousands, except per share amounts)	2003	2002	2001

Revenues:
Net product sales	$34,021	$24,370	$20,168
Rental income and other	13,022	10,293	10,363

Total revenues	47,043	34,663	30,531
Cost of revenues:
Product cost of revenues	13,192	8,979	8,734
Rental cost of revenues	4,018	3,007	3,182

Total cost of revenues	17,210	11,986	11,916

Gross profit	29,833	22,677	18,615

Operating expenses
Selling and marketing	20,412	11,760	4,845
General and administrative	10,341	8,099	8,841
Product development	2,361	2,104	2,238

Total operating expenses	33,114	21,963	15,924

Operating income (loss)	(3,281)	714	2,691
Interest expense (income), net	46	(6)	44

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(3,327)	720	2,647
Income tax provision (benefit)	(1,173)	305	1,067

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(2,154)	415	1,580

Discontinued operations:
Income (loss) from discontinued operations, net of tax	328	24	(313)
Gain on sale of discontinued operations, net of tax	2,283	—	—

Income before cumulative effect of a change in accounting principle	457	439	1,267
Cumulative effect of a change in accounting principle for goodwill	—	(3,474)	—

Net income (loss)	$457	$(3,035)	$1,267

Per share of common stock, basic:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(0.13)	$0.03	$0.10
Income (loss) from discontinued operations, net of tax	0.02	—	(0.02)
Gain on sale of discontinued operations, net of tax	0.14	—	—

Income before cumulative effect of a change in accounting principle	0.03	0.03	0.08
Cumulative effect of a change in accounting principle	—	(0.23)	—

Net income (loss)	$0.03	$(0.20)	$0.08

Per share of common stock, diluted:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(0.13)	$0.03	$0.10
Income (loss) from discontinued operations, net of tax	0.02	—	(0.02)
Gain on sale of discontinued operations, net of tax	0.14	—	—

Income before cumulative effect of a change in accounting principle	0.03	0.03	0.08
Cumulative effect of a change in accounting principle	—	(0.22)	—

Net income (loss)	$0.03	$(0.19)	$0.08

Comprehensive Operations:
Net income (loss)	$457	$(3,035)	$1,267
Foreign currency translation adjustments	(97)	(96)	(34)

Comprehensive income (loss)	$360	$(3,131)	$1,233

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated
			Other
	Common Stock		Comprehensive
			Income	Accumulated
(Amounts in thousands)	Shares	Amount	(Loss)	Deficit	Net

Balance, December 31, 2000	15,052	$41,356	$35	$(13,773)	$27,618
Exercise of common stock options	293	156			156
Tax benefit from exercise of stock options		129			129
Stock based compensation		633			633
Foreign currency translation adjustment			(34)		(34)
Net income				1,267	1,267

Balance, December 31, 2001	15,345	$42,274	$1	$(12,506)	$29,769

Balance, December 31, 2000	15,052	$84,548	$2	$(25,012)	$59,538
Exercise of common stock options	55	63			63
Tax benefit from exercise of stock options		17			17
Stock based compensation	73	752			752
Foreign currency translation adjustment			(96)		(96)
Net loss				(3,035)	(3,035)

Balance, December 31, 2002	15,473	$43,106	$(95)	$(15,541)	$27,470

Exercise of common stock options and warrants	1,092	2,070			2,070
Tax benefit from exercise of stock options		2,000			2,000
Stock based compensation	74	1,268			1,268
Sale of common stock, net	1,667	11,563			11,563
Grant of common stock warrants		42			42
Foreign currency translation adjustment			(97)		(97)
Net income				457	457

Balance, December 31, 2003	18,306	$60,049	$(192)	$(15,084)	$44,773

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

(Amounts in thousands)	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$457	$(3,035)	$1,267
Income from discontinued operations	(328)	$(24)	$313
Gain on sale of subsidiary	(2,283)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	(1,257)	235	573
Depreciation and amortization	2,513	2,020	2,405
Expense related to common stock warrants	42	—	—
Cumulative effect of a change in accounting principle	—	3,474	—
Loss on disposal of property	213	8	3
Stock based compensation	941	752	633
Provision for inventory obsolescence	799	193	375
Provision for doubtful accounts receivable	701	134	71
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable	(3,171)	(690)	2,699
Inventories	(1,360)	(87)	(2,898)
Prepaid expenses and other	(243)	(12)	26
Accounts payable and accrued payroll and related expenses	1,636	12	870
Income taxes payable	30	(51)	(68)
Other liabilities	296	31	9

Net cash provided by (used in) operating activities from continuing operations	(1,014)	2,960	6,278
Net cash provided by (used in) operating activities of discontinued operations	(56)	137	(701)

Net cash (used in) provided by operating activities	(1,070)	3,097	5,577

Cash flows from investing activities:
Capital expenditures	(3,671)	(2,634)	(1,686)
Cash paid for acquisition, net of cash received	—	—	(165)
Net Proceeds from sale of subsidiary	5,044	—	—
Change in other assets	12	(478)	(417)

Net cash provided by (used in) investing activities from continuing operations	1,385	(3,112)	(2,268)
Net cash used in investing activities from discontinued operations	(382)	(43)	(133)

Net cash provided by (used in) investing activities	1,003	(3,155)	(2,401)

Cash flows from financing activities:
Repayments on line of credit	—	—	(500)
Net proceeds from sale of common stock	11,563
Principal payments on debt	(77)	(226)	(1,975)
Proceeds from exercise of stock options and warrants	2,070	63	156

Net cash provided by (used in) financing activities	13,556	(163)	(2,319)

Effect of exchange rates on cash	(4)	(112)	(8)

Net increase (decrease) in cash and cash equivalents	13,485	(333)	849
Cash and cash equivalents at beginning of year	1,700	2,033	1,184

Cash and cash equivalents at end of year	$15,185	$1,700	$2,033

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$65	$11	$98

Income tax payments	$29	$139	$413

Tax benefit from exercise of stock options	$2,000	$17	$129

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations - I-Flow Corporation (“I-Flow” or the “Company”) was incorporated in California on July 17, 1985. On July 30, 2001, the Company reincorporated in the State of Delaware by merging into a wholly owned subsidiary incorporated in Delaware. The Company designs, develops, manufactures and markets technically advanced, low-cost ambulatory infusion systems that seek to redefine the standard of care by providing life enhancing, cost effective solutions for pain management and infusion therapy. The Company’s products are used both in hospitals and alternate site settings. I-Flow manufactures a growing line of compact, portable infusion pumps, catheters and pain kits that administer medication directly to the wound site as well as administer local anesthetic, chemotherapy, antibiotics, nutritional supplements and other medications. InfuSystem, Inc., a wholly-owned subsidiary, is primarily engaged in the rental of infusion pumps on a month-to-month basis for the treatment of cancer.

Principles of Consolidation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash in the bank and money-market funds with immediate availability. The Company maintains its cash and cash equivalents primarily with a single financial institution.

Inventories - Inventories are stated at the lower of cost (determined on a first in, first out basis) or market. Inventories consisted of the following as of December 31:

	2003	2002

Raw Materials	$5,368,000	$5,566,000
Work in Process	765,000	527,000
Finished Goods	2,838,000	2,792,000
Reserve for Obsolescence	(2,156,000)	(1,839,000)

Total	$6,815,000	$7,046,000

Long Lived Assets – The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. During the fourth quarter of 2003, the Company determined that the carrying value of certain tooling and patents related to the Company’s electronic IV infusion pump products within the manufacturing and marketing operating segment was impaired due to a cessation of sales of the products to which the assets related. The write-down of the tooling assets and patents resulted in charges of $188,000 to cost of sales and $90,000 to product development expenses, respectively, in 2003. Also see note 3.

Property – Property is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Leasehold improvements are amortized using the straight-line method over the life of the asset or the remaining term of the lease, whichever is shorter. Property consisted of the following as of December 31:

	2003	2002

Furniture, fixtures and equipment	$8,243,000	$8,585,000
Rental and demonstration equipment	8,454,000	6,386,000
Accumulated depreciation and amortization	(9,953,000)	(9,345,000)

Total	$6,744,000	$5,626,000

Goodwill – Prior to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, the excess of cost over fair value of net assets acquired was amortized on a straight-line basis over five to fifteen years. Prior to the adoption of SFAS No. 142, the Company periodically evaluated the recoverability of goodwill based upon the future undiscounted cash flows and had determined that there was no impairment of goodwill. Effective January 1, 2002, goodwill is no longer amortized but is tested for impairment at least annually. A transitional impairment charge of $3,474,000 was recognized upon adoption of SFAS No. 142. See Note 2 to Notes to Consolidated Financial Statements. The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The Company compares fair value of its reporting units to their carrying value, as well as other factors, to determine whether or not any potential impairment of goodwill exists. If a potential impairment exists, an impairment loss is recognized to the extent the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities.

Revenue Recognition – Revenue from product sales is recognized at the time of shipment and passage of title. Provision is made currently for estimated returns of defective products and warranty obligations. Amounts incurred have been within management’s expectations and historically insignificant.

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

Accounts Receivable – Management performs periodic analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions.

Product Warranties – The Company maintains a reserve for estimated defective product returns based upon historical activity. The Company does not provide an explicit product warranty for its products and warranty claims have been insignificant in the past.

Income Taxes – The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all or any deferred tax assets will not be realized.

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

Because the Company has adopted the disclosure-only provisions of SFAS No. 123, no compensation cost has been recognized for stock option grants to employees and non-employee directors with exercise prices equal to the fair market value of the underlying shares at the grant date. Had compensation cost for the Company’s option plans been determined based upon the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

	Years Ended December 31,

(Amounts in thousands, except per share amounts)	2003	2002	2001

Net income (loss) – as reported	$457	$(3,035)	$1,267
Stock-based employee compensation included in net income (loss), net of tax	$471	$397	$330
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	$(1,024)	$(1,017)	$(886)

Net income (loss) – pro forma	$(96)	$(3,655)	$711

Basic earnings (loss) per share – as reported	$0.03	$(0.20)	$0.08
Basic earnings (loss) per share – pro forma	$(0.01)	$(0.24)	$0.05
Diluted earnings (loss) per share - as reported	$0.03	$(0.19)	$0.08
Diluted earnings (loss) per share – pro forma	$(0.01)	$(0.23)	$0.05

The amounts in the above table related to stock-based employee compensation included in net income (loss), net of tax relate to employee stock options only and exclude compensation expense related to consultant stock options and restricted stock.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001: no dividend yield; expected volatility 93% in 2003, 94% in 2002 and 90% in 2001; risk-free interest rate of 3.08% in 2003, 3.04% in 2002 and 4.75% in 2001; and expected lives of 5 years.

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

The following is a reconciliation between weighted average shares used in the basic and diluted earnings per share calculations:

	Years ended December 31,

	2003	2002	2001

Basic net income per share
Weighted-average number of common shares outstanding	16,384,000	15,368,000	15,231,000
Effect of dilutive securities:
Stock options and unvested restricted stock	—	511,000	518,000

Diluted net income per share
Weighted-average number of common shares outstanding	16,384,000	15,879,000	15,749,000

Options to purchase 179,000, 2,426,164 and 1,851,492 shares of common stock have been excluded from the treasury stock method calculation for diluted weighted average common shares for the years ended December 31, 2003, 2002 and 2001, respectively, as their exercise prices exceeded the average market price of the Company’s common stock for these periods.

Comprehensive Income – Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company has included a calculation of comprehensive income (loss) in its accompanying consolidated statements of operations and comprehensive operations for the years ended December 31, 2003, 2002 and 2001.

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

Foreign Currency – The financial position and results of operations of the Company’s foreign subsidiary are generally measured using the local currency as the functional currency. Assets and liabilities of the subsidiary are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as a separate component within shareholders’ equity. Realized gains or losses from foreign currency transactions are included in operations as incurred and historically have not been significant.

New Accounting Pronouncements – In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted the provisions of SFAS 143 and such adoption did not have a material impact on its consolidated results of operations and financial position.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF Issue 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002 and such adoption did not have a material impact on the Company’s consolidated results of operations and financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on its consolidated financial statements. The Company adopted the recognition provisions of FIN 45 on January 1, 2003, and such adoption did not have a material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The provisions of SFAS 148 are effective in fiscal years ending after December 15, 2002. The Company has evaluated the provisions of SFAS 148 and those provisions did not have a material adverse impact on its consolidated financial statements since the Company has not adopted the fair value method. See Note 1 to the Consolidated Financial Statements for calculation of pro forma net income (loss).

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidated requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. As the Company has determined that it does not have any SPE’s to which these interpretations apply, the Company will adopt FIN46R in the first quarter of 2004. The Company does not believe that the adoption of FIN 46R will have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

•	a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•	a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and required the issuer to settle the obligation by transferring assets; and

•	a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

In November 2003, the FASB issued FASB Staff Position (FSP) No. 150-3 which deferred the effective dates for applying certain provisions of FSAS No. 150 related to mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests for public and nonpublic entities.

For public entities, SFAS No. 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003.

For mandatorily redeemable noncontrolling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS No. 150 are deferred indefinitely. For other mandatorily redeemable noncontrolling interests that were issued before November 5, 2003, the measurement provisions of SFAS No. 150 are deferred indefinitely. For those instruments, the measurement guidance for redeemable shares and noncontrolling interests in other literature shall apply during the deferral period.

SFAS No. 150 is to be implemented by reporting and cumulative effect of a change in accounting principle. The Company does not believe that the adoption of SFAS No. 150 will have a material impact on its consolidated financial statements.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Goodwill and Other Intangible Assets

SFAS 142 addresses the financial accounting and reporting requirements for acquired goodwill and other intangible assets. The Company adopted the provisions of SFAS 142 in January 2002. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are consistent with the operating segments underlying the reporting segments identified in Note 9. – Operating Segments and Revenue Data.

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

The total impairment amount of $3,474,000 is attributable to the Company’s manufacturing and marketing operating segment, and represents the previously unamortized goodwill resulting from the Company’s purchase of substantially all of the assets of Block Medical, Inc. on July 22, 1996, and the Company’s acquisition of all of the outstanding stock of Spinal Specialties, Inc. on January 14, 2000. In calculating the impairment charge, the fair value of the impaired reporting unit was estimated using a market multiple methodology. The impairment of the goodwill associated with the manufacturing and marketing operating segment resulted from the low profitability of the operating segment.

The changes in carrying amount of goodwill by operating segment for the years ended December 31, 2003 and 2002 are as follows:

	Manufacturing and
	Marketing	Rentals	Total

Balance as of January 1, 2002	$3,474,000	$2,639,000	$6,113,000
Impairment loss	(3,474,000)		(3,474,000)

Balance as of December 31, 2002 and 2003	—	2,639,000	2,639,000

As of December 31, 2003, the remaining goodwill of $2,639,000 is attributable to the Company’s rentals operating segment and the Company has determined that there was no impairment of this goodwill as of December 31, 2003.

The following schedule presents net income (loss) and per share amounts as if the Company had adopted the non-amortization provisions of SFAS 142 effective January 1, 2001.

	For the years ended December 31,

	2003	2002	2001

Reported net income (loss)	$457,000	$(3,035,000)	$1,267,000
Add back:
Goodwill amortization	—	—	837,000
Less: Tax effect of goodwill Amortization	—	—	(162,000)

Adjusted net income (loss)	457,000	(3,035,000)	1,942,000

Basic earnings per share
Reported net income (loss)	0.03	(0.20)	0.08
Goodwill amortization, net of tax	—	—	0.05

Adjusted net income (loss)	$0.03	$(0.20)	$0.13

Diluted earnings per share
Reported net income (loss)	0.03	(0.19)	0.08
Goodwill amortization, net of tax	—	—	0.04

Adjusted net income	$0.03	$(0.19)	$0.12

Amortizable intangible assets in the accompanying consolidated balance sheets are as follows:

	As of December 31, 2003

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,960,000	$746,000	$1,214,000
Licensing Rights	150,000	150,000	—

Total	$2,110,000	$896,000	$1,214,000

	As of December 31, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,817,000	$713,000	$1,104,000
Licensing Rights	150,000	120,000	30,000

Total	$1,967,000	$833,000	$1,134,000

The Company amortizes patents and licensing rights over a period of seven and five years, respectively. Amortization expense was $299,000 and $256,000 for the years ended December 31, 2003 and 2002, respectively. Annual amortization expense of intangible assets recorded as of December 31, 2003 is expected to be approximately $230,000 in each of the next five fiscal years. During the fourth quarter of 2003, the Company determined that the carrying value of certain patents related to the Company’s electronic IV infusion pump products, within the manufacturing and marketing operating segment, were impaired. The write-down of the patents resulted in a charge of $90,000 to product development expense in 2003.

3.	Divesture of Spinal Specialties

The Company sold Spinal Specialties, Inc., a wholly owned subsidiary, on November 1, 2003 to Integra LifeSciences Holdings Corporation for approximately $6,000,000 in cash and net proceeds of approximately $5,000,000. Assets and liabilities included in the sale consisted primarily of approximately $722,000 of accounts receivable, $1,155,000 of inventory, $400,000 of fixed assets, and $313,000 of accounts payable and accrued liabilities. The Company recorded a pretax gain on the sale of $2,999,000, a tax provision on the gain of $716,000, and an after-tax gain of $2,283,000. The reported gain includes the effect of a charge of $327,000 related to the acceleration of vesting of certain stock options upon the closing of the sale. This amount has been accounted for as an increase in common stock.

The net income of Spinal Specialties prior to divestiture is presented in the Company’s Consolidated Statements of Operations and Comprehensive Operations as income (loss) from discontinued operations, net of tax. Reported in income (loss) from discontinued operations, net of tax, are net product sales from Spinal Specialties of $3,795,000, $3,454,000 and $2,774,000 in 2003, 2002 and 2001, respectively, and income (loss) before taxes from Spinal Specialties of $532,000, $42,000 and $(524,000) in 2003, 2002 and 2001, respectively. Also reported in income (loss) from discontinued operations, net of tax, is income tax expense (benefit) of $204,000, $18,000 and $(211,000) for 2003, 2002, and 2001, respectively.

4.	Lines of Credit

The Company has a working capital line of credit with Silicon Valley Bank. The line of credit facility expired in December 2003 and was renewed in January 2004. Under the terms of the original agreement, the Company could borrow up to the lesser of $4,000,000 or the sum of 80% of eligible accounts receivable plus 25% of eligible inventory, as defined, at the bank’s prime rate plus 0.50% (a total rate of 4.5% at December 31, 2003). Under the terms of the renewed agreement, the interest rate on the line of credit is the bank’s prime rate (4.0% at December 31, 2003), and the borrowing limit remained unchanged. The amended agreement expires on April 30, 2005. As of December 31, 2003, there were no outstanding borrowings.

The Company also had a term loan facility with Silicon Valley Bank that provided for borrowings up to a maximum amount of $2,000,000 at the bank’s prime rate plus 1.00%. There was no amount outstanding under the term loan as of December 31, 2003. The term loan facility expired according to its terms in December 2003 and was not renewed.

The Company’s InfuSystem subsidiary has a revolving line of credit with a bank under which it may borrow up to the lesser of $3,500,000 or 80% of eligible accounts receivable, as defined, at the bank’s prime rate less 0.25% (3.75% at December 31, 2003). There were no outstanding borrowings under the line of credit as of December 31, 2003 and there were funds available for borrowing of $3,500,000. The credit line expires June 30, 2004. In addition, InfuSystem has a loan facility under which it may borrow up to $2,500,000 for the purchase of equipment. As of December 31, 2003, there were no outstanding borrowings under the loan facility.

The Company’s lines of credit are collateralized by substantially all of the Company’s assets and require the Company to comply with certain covenants principally relating to working capital and liquidity. As of December 31, 2003, the Company was in compliance with all such covenants.

5.	Stockholders’ Equity

Preferred Stock - As of December 31, 2003, the Company was authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share, in one or more series. There were no shares of preferred stock issued and outstanding as of December 31, 2003, 2002 or 2001.

On March 8, 2002, in connection with the adoption of a Stockholder Rights Plan (discussed below), the Company filed a Certificate of Designation with the State of Delaware designating 300,000 shares of preferred stock as Series A Junior Participating Cumulative Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock is nonredeemable and, unless otherwise provided, is subordinate to any other series of the Company’s preferred stock. A holder of a share of Series A Preferred Stock is entitled to receive when, as and if declared, the greater of (i) cash and non-cash dividends in an amount equal to 100 times the dividends declared on each share of common stock or (ii) a preferential annual dividend of $1.00 per preferred share ($0.01 per one one-hundredth (1/100) of a preferred share). Each share of Series A Preferred Stock has one hundred (100) votes per share (one vote per one one-hundredth (1/100) of a preferred share), voting together with the shares of common stock. In the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, the holder of a share of Series A Preferred Stock shall be entitled to receive 100 times the amount received per common share. The rights of the Series A Preferred Stock as to dividends, voting and liquidation preferences are protected by antidilution provisions.

Stockholder Rights Plan - On February 26, 2002, the Board of Directors of the Company adopted a Stockholder Rights Plan (the “Rights Plan”). The Rights Plan provides for a dividend of one right (a “Right”) to purchase fractions of shares of the Company’s Series A Preferred Stock for each share of the Company’s common stock. Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock, the Rights permit the holders (other than the 15% holder) to purchase the Company’s common stock at a 50% discount upon payment of an exercise price of $30 per Right. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquirer at a 50% discount. Under certain conditions, the Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $0.001 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company’s common stock. The Rights shall expire on February 26, 2012, unless earlier redeemed or exchanged, unless the distribution date has previously occurred and the Rights have separated from the shares of common stock, in which case the Rights will remain outstanding for 10 years from the date they separate.

Common Stock - In December 2001 the Board of Directors of the Company approved a restricted stock plan (the “2001 Restricted Stock Plan”) pursuant to which employees of the Company may be offered the opportunity to acquire common stock of the Company. Shares granted under the plan generally vest, and the restrictions on the shares lapse, over a period of three years, subject to possible acceleration of vesting based upon the achievement of individual performance goals. A total of 125,000 shares were authorized for issuance under the 2001 Restricted Stock Plan. As of December 31, 2001, no shares were issued under the 2001 Restricted Stock Plan. As of December 31, 2002, 73,500 shares were issued and outstanding under the 2001 Restricted Stock Plan, of which 3,000 were vested. Compensation expense of $32,000 related to such shares was recognized in 2002. As of December 31, 2003, 64,000 shares were issued and outstanding under the plan of which 52,000 were vested (3,000 vested in 2002 and 49,000 vested in 2003). Compensation expense of $83,000 related to such shares was recognized in 2003. In 2003, the Board of Directors decided to terminate all future grants under the 2001 Restricted Stock Plan. As of December 31, 2003, deferred compensation expense related to the unvested shares was approximately $12,000.

On May 29, 2003, the Board of Directors of the Company approved a new restricted stock plan (the “2003 Restricted Stock Plan”) pursuant to which employees of the Company may be offered the opportunity to acquire common stock of the Company. Shares granted under the 2003 Restricted Stock Plan generally vest, and the restrictions on the shares lapse, over a period of three years, subject to possible acceleration of vesting based upon the achievement of individual performance goals. The Board of Directors authorized a total of 250,000 shares for issuance under the 2003 Restricted Stock Plan. In July 2003, the Company issued 91,000 shares of restricted stock under the 2003 Restricted Stock Plan. As of December 31, 2003, 83,000 shares were issued and outstanding under the plan (30,000 vested during 2003 and 167,000 shares remained available for future issuances). Compensation expense of $276,000 related to such shares was recognized in 2003. As of December 31, 2003, deferred compensation expense related to the unvested shares as of December 31, 2003 was approximately $311,000.

In a private placement transaction completed on September 4, 2003, the Company sold 1,666,740 shares of its common stock at $7.50 per share for net proceeds to the Company of $11,563,000. Gross proceeds from the transaction were $12,500,550. The Company also granted warrants entitling the stockholders that participated in this private placement transaction to purchase up to 250,011 additional shares of common stock at an exercise price of $10.00 per share. The warrants are exercisable for a period of five years. (See discussion below).

Stock Options and Warrants - In connection with the sale of common stock in the private placement transaction completed on September 4, 2003, the Company granted the investors warrants to purchase up to 250,011 shares of common stock at an exercise price of $10.00 per share. The estimated fair value of these warrants on the grant date was $1,272,000 as calculated using the Black-Scholes pricing model. These warrants are immediately exercisable and expire five years from the date of grant. All of these warrants remain outstanding as of December 31, 2003. The following weighted average assumptions were used to calculate the fair value of these warrants using the Black-Scholes pricing model: contractual life of five years; stock volatility of 87%; risk-free interest rate of 2.73%; and no dividends during the term. The fair value of the warrants is included in common stock in the accompanying balance sheet.

In May 2003 and in connection with an amendment to its existing line of credit agreement, the Company granted warrants to a financial institution to purchase 15,625 shares of the Company’s common stock at an exercise price of $3.84 per share. The estimated fair value of these warrants on the grant date was $42,000 as calculated using the Black-Scholes pricing model. These warrants were immediately exercisable and expire seven years from the date of grant. The following weighted average assumptions were used to calculate the fair value of these warrants using the Black-Scholes pricing model: contractual life of seven years, stock volatility of 75%, risk-free interest rate of 2.73%, and no dividends during the term. The estimated fair value of these warrants of $42,000 was recorded as interest expense over the term of the amended line of credit agreement and is included in common stock in the accompanying balance sheet. As of December 31, 2003, all of these warrants had been exercised.

The Company had a stock option plan approved by the shareholders in 1992 which provided for the granting of options to non-employee directors (the “1992 Director Plan”) to purchase up to 400,000 shares of the Company’s common stock at exercise prices not less than the fair market value of the Company’s common stock at the date of grant. Under the terms of the plan, options to purchase 10,000 shares of the Company’s common stock were to be granted to each non-employee director serving in such capacity as of the first business day of January of each year as long as the plan remains in existence. Options granted became exercisable in four equal installments, with one installment occurring at the end of each calendar quarter subsequent to the date of grant. The options expire at the earlier of five years from the date of grant or two years after termination of the option holder’s status as a director. The 1992 Director Plan was terminated on May 23, 2002. Options granted under the 1992 Director Plan which were currently outstanding as of the date of plan termination were unaffected by the plan termination and continued to vest under their original terms.

In May 1996, the shareholders of the Company approved an equity incentive plan (the “1996 Plan”) which provided for the grant of stock options (including incentive stock options or nonqualified stock options) and other stock-based benefits to directors, officers, employees, consultants and advisors of the Company and its affiliated entities. The maximum number of shares of common stock which may be the subject of awards granted under the 1996 Plan could not exceed 2,500,000 shares in the aggregate, subject to adjustments for stock splits or other adjustments. Options granted become exercisable at such times as determined by the Compensation Committee of the Board of Directors and expired on various dates up to 10 years from the date of grant. The 1996 Plan was terminated on May

17, 2001 concurrent with the shareholder approval of the I-Flow Corporation 2001 Equity Incentive Plan (the “2001 Plan”). Options granted under the 1996 Plan that were outstanding as of the date of plan termination were unaffected by the plan termination and continued to vest under their original terms.

On May 17, 2001, the shareholders of the Company approved the I-Flow Corporation 2001 Equity Incentive Plan (the “2001 Plan”) which provides for the grant of stock options (including incentive stock options or nonqualified stock options), restricted stock, and other stock-based benefits to officers, employees, consultants and advisors of the Company and its affiliated entities. The 2001 Plan was amended on May 23, 2002 to make non-employee directors eligible for grants under the plan. The maximum number of shares of Common Stock which may be the subject of awards granted under the 2001 Plan, as amended, may not exceed 3,000,000 shares in the aggregate, subject to adjustments for stock splits or other adjustments as defined. Options granted become exercisable at such times as determined by the Compensation Committee of the Board of Directors and expire on various dates up to 10 years from the date of grant.

Prior to the approval of the 2001 Plan, the Company issued options under the 1996 Plan to purchase an aggregate of 651,336 shares of its common stock to certain key employees at exercise prices below fair market value at the date of grant as deferred compensation for services rendered. In addition, as of December 31, 2003 the Company has issued options under the 2001 Plan to purchase an aggregate of 91,702 shares of its common stock to certain key employees at exercise prices below fair market value at the date of grant as deferred compensation. Compensation expense related to stock options and restricted stock, including stock options granted to non-employees as discussed below, aggregating $1,268,000, $752,000 and $633,000 has been recorded for each of the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, the remaining deferred compensation expense related to unvested stock options was approximately $400,000 and will be amortized as the related awards are earned and vested through 2007.

During fiscal year 2001, the Company granted options to non-employees to purchase 15,000 shares of the Company’s common stock in connection with consulting services. These options have exercise prices equal to the fair market value of the underlying shares at the date of grant and vest over one year. The fair value of these options was determined using the Black-Scholes Pricing Model with the following weighted-average assumptions: expected life, contractual life of 5 years; 90% stock volatility; average risk-free interest rate of 4.75%; and no dividends during the expected term.

During fiscal year 2003 and 2002, the Company granted options to non-employees to purchase 22,000 and 48,600 shares of the Company’s common stock, respectively, in connection with consulting services. These options have exercise prices equal to the fair market value of the underlying shares at the date of grant and vest over one to five years. Of these options, 67,000 have been accounted for as a variable award as the consultant’s performance was not complete, and a performance commitment date had not been satisfied in accordance with the provisions of EITF No. 96-18. During fiscal year 2003 and 2002, the Company recorded stock based compensation of $182,000 and $31,000, respectively, related to these options calculated using the Black-Scholes pricing model with the following weighted-average assumptions: expected life, contractual life of 5 years; 79% volatility in 2003 and 94%

volatility in 2002; average risk-free interest rate of 2.73% in 2003 and 3.04% in 2002; and no dividends during the expected term.

Stock-based compensation expense recognized in each of the years ended December 31, 2003, 2002 and 2001 related to stock options granted to employees, stock options granted to consultants, and restricted stock granted to employees is summarized as follows:

	2003	2002	2001

Options to Employees	$400,000	$689,000	$565,000
Options to Consultants	182,000	31,000	68,000
Restricted Stock	359,000	32,000	0
Employee Options Related to Discontinued Operations	327,000	0	0

Total	$1,268,000	$752,000	$633,000

Stock option activity for all plans is summarized as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price

Balance, January 1, 2001 (2,140,504 exercisable at a weighted-average price of $2.31)	3,503,093	2.49
Granted (weighted-average fair value of $1.21 per share)	1,402,629	1.43
Canceled/Expired	(356,784)	2.33
Exercised	(292,621)	2.04

Balance, December 31, 2001 (2,397,074 exercisable at a weighted-average price of $2.34)	4,256,317	$2.18
Granted (weighted-average fair value of $2.01 per share)	976,302	$2.32
Canceled/Expired	(673,610)	$2.45
Exercised	(55,088)	$1.79

Balance, December 31, 2002 (2,611,385 exercisable at a weighted-average price of $2.31)	4,503,921	$2.19
Granted (weighted-average fair value of $4.50 per share)	527,000	$6.02
Canceled/Expired	(711,069)	$2.63
Exercised	(1,082,440)	$2.02

Balance, December 31, 2003 (1,680,888 exercisable at a weighted-average price of $2.25)	3,237,412	$2.77

Options to purchase 1,667,743 shares of the Company’s Common Stock were available for grant under the 2001 Plan as of December 31, 2002.

The following table summarizes information concerning outstanding and exercisable options for all plans and grants as of December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-
		Average			Weighted-
	Number	Remaining	Weighted-	Number	Average
	Of Shares	Contractual	Average	Of Shares	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Price

$1.04 - $1.04	120,000	5.00	$1.04	120,000	$1.04
$1.12 - $1.28	769,450	3.49	$1.27	278,232	$1.28
$1.33 - $1.75	489,464	2.93	$1.46	225,175	$1.54
$1.76 - $2.44	212,037	1.80	$1.94	169,895	$1.92
$2.47 - $2.47	526,768	3.01	$2.47	176,208	$2.47
$2.50 - $3.37	851,948	3.32	$3.05	673,643	$3.04
$3.52 - $14.99	267,745	4.11	$10.62	37,735	$3.96

Total	3,237,412	3.28	$2.77	1,680,888	$2.25

6.	Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109 Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled.

The income tax provision (benefit) for the years ended December 31, 2003, 2002 and 2001 is summarized as follows:

	Years Ended December 31,

	2003	2002	2001

Current:
Federal	$—	$—	$414,000
State	84,000	70,000	80,000

	84,000	70,000	494,000
Deferred:
Federal	(1,161,000)	462,000	545,000
State	(96,000)	(227,000)	28,000

Subtotal	(1,257,000)	235,000	573,000
Total income tax (benefit) provision	$(1,173,000)	$305,000	$1,067,000

The change in the net deferred tax assets in 2003 includes the deferred income tax benefit of $1,257,000 and the tax benefit from the exercise of stock options of $2,000,000 offset by approximately $950,000 related to discontinued operations.

A deferred tax asset in the amount of $465,000 was acquired in conjunction with the acquisition of InfuSystem II, Inc. and Venture Medical, Inc. in 1998. A valuation allowance of $465,000 was established for the deferred tax asset. If this deferred tax asset is realized, the benefit will first go to reduce any unamortized goodwill remaining from the acquisition.

The reconciliations of the effective income tax rate to the federal statutory rate of 35% are as follows:

	Years Ended December 31,

	2003	2002	2001

Tax at federal statutory rate	(35.0%)	35.0%	35.0%
State income taxes, net of federal benefit	(2.5%)	11.3%	5.5%
Foreign operations	(1.2%)	(5.0%)	(2.3%)
Research credit	(1.4%)	(4.1%)	(5.0%)
Goodwill amortization	0.0%	0.0%	7.3%
Nondeductible charges	3.7%	5.4%	0.5%
Other	1.1%	(0.2%)	(0.7%)

Total	(35.3%)	42.4%	40.3%

As of December 31, 2003 and 2002, the Company had net deferred tax assets comprised of the following:

	December 31,

Deferred Tax Assets:	2003	2002

Net operating losses	$3,517,000	$1,409,000
Amortization of goodwill and other intangibles	2,645,000	2,815,000
Reserves not currently deductible	3,138,000	2,514,000
State taxes	(388,000)	(326,000)
Credits	1,052,000	978,000
Depreciation	(407,000)	(140,000)

Total deferred income taxes	9,557,000	7,250,000
Valuation allowance	(3,449,000)	(3,449,000)

Net deferred income taxes	$6,108,000	$3,801,000

At December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $9,758,000 and $3,137,000, respectively, which begin to expire in the year 2006. Due to certain tax regulations, future use of a portion of the federal net operating loss carryforwards is limited to approximately $600,000 per year. Tax credits for federal and state taxes of approximately $776,000 and $276,000, respectively, begin to expire in 2007.

The net deferred tax assets of December 31, 2003 were offset by a valuation allowance of $3,449,000. As of December 31, 2003, the future realization of the reserved portion of the net deferred tax assets was determined by management to be unlikely, based upon current and projected taxable income.

7.	Commitments and Contingencies

In July 1997, the Company entered into a noncancelable-operating lease for a 51,000 square foot building for its primary facility. The lease agreement contains certain scheduled rent increases (which are accounted for on a straight-line basis) and expires in June 2007. There is an option to extend the lease for an additional five years, which the Company currently intends to exercise. In January 2000, the Company entered into a noncancelable-operating lease for a facility in Tijuana, Mexico. The lease expires in December 2005. Additionally, the Company’s Infusystem subsidiary entered into leases in July 2002 for 8,120 square feet of general office space and 3,000 square feet of warehouse space in Madison Heights, Michigan. Each lease has a term of five years.

Future minimum lease payments under these leases are as follows:

Years Ended December 31,

2004	$699,000
2005	570,000
2006	574,000
2007	502,000
2008	428,000
Thereafter	1,499,000

Total	$4,272,000

Rent expense for the years ended December 31, 2003, 2002 and 2001 was $833,000, $844,000 and $629,000, respectively.

The Company is involved in litigation arising from the normal course of operations. In the opinion of management, the ultimate impact of such litigation will not have a material adverse effect on the Company’s financial position and results of operations.

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

The terms of such obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no liabilities have been recorded for these obligations on its balance sheets as of December 31, 2003.

8.	Employee Benefit Plan

The Company has a 401(k) retirement plan in which any full time employee may participate. The Company contributes $0.33 for each dollar of employee contribution up to a maximum employer contribution of 1.32% of participants’ annual salaries. The maximum employer contribution at 1.32% corresponds to an employee contribution of 4% of annual salary. Such contributions totaled $86,000, $102,000 and $88,000 for the years ended December 31, 2003, 2002, and 2001, respectively. The Company does not provide post-retirement benefits to its employees.

9.	Operating Segments and Revenue Data

The Company operates in two reportable operating segments: the manufacturing and marketing of medical infusion pumps (the “Manufacturing and Marketing” operating segment), and the rental and third party insurance billing of electronic medical infusion pumps that are manufactured by companies other than I-Flow Corporation (the “Rentals” operating segment). The Rentals operating segment principally consists of the activities of InfuSystem, Inc. within the Oncology Infusion Services market segment.

Management has chosen to organize the enterprise around differences in products and services, which is the level at which the Company’s chief operating decision maker regularly reviews operating results to make decisions about resource allocation and segment performance. The products within the Manufacturing and Marketing operating segment are predominately assembled from common subassembly components in an integrated manufacturing facility. The Company believes it is most meaningful for the purposes of revenue analyses, however, to group the product lines within the Manufacturing and Marketing operating segment into two categories representing specific clinical applications – IV Infusion Therapy and Regional Anesthesia. Revenues from sales of IV Infusion Therapy products in 2003, 2002 and 2001 were $17,909,000, $15,788,000 and $14,701,000, respectively. Revenues from sales of Regional Anesthesia products in 2003, 2002 and 2001 were $16,112,000, $8,582,000 and $5,467,000, respectively.

The accounting policies of the two operating segments are the same as those described in the summary of significant accounting policies (Note 1). Operating segment information is as follows for the years ended December 31, 2003, 2002 and 2001:

	Manufacturing and
	Marketing	Rentals	Consolidated

2003:
Revenues	$34,021,000	$13,022,000	$47,043,000
Operating income (loss)	(5,404,000)	2,123,000	(3,281,000)
Assets	41,026,000	10,870,000	51,896,000
Depreciation and amortization	1,305,000	1,208,000	2,513,000
Property additions	1,135,000	2,536,000	3,671,000

2002:
Revenues	$24,370,000	$10,293,000	$34,663,000
Operating income (loss)	(1,600,000)	2,314,000	714,000
Assets	21,778,000	11,283,000	33,061,000
Depreciation and amortization	1,069,000	951,000	2,020,000
Property additions	1,648,000	986,000	2,634,000

2001:
Revenues	$20,168,000	$10,363,000	$30,531,000
Operating income	598,000	2,093,000	2,691,000
Assets	24,458,000	11,246,000	35,704,000
Depreciation and amortization	1,238,000	1,167,000	2,405,000
Property additions	868,000	818,000	1,686,000

The Company had a major customer which accounted for 10%, 12%, and 9% of total revenues for the years ended December 31, 2003, 2002, and 2001, respectively.

All of the Company’s rental revenue is domestic. Export sales of medical products represented 20%, 26% and 24% of total revenue during 2003, 2002 and 2001, respectively. Total revenue by geographical region is summarized as follows:

Sales to unaffiliated customers:	2003	2002	2001

United States	$37,503,000	$25,697,000	$23,116,000
Europe	7,588,000	7,202,000	5,897,000
Asia / Pacific Rim	969,000	1,095,000	987,000
Other	983,000	669,000	531,000

Total	$47,043,000	$34,663,000	$30,531,000

10.	Related Party Transactions

During June 2001, the Company loaned its chief executive officer $150,000 for personal use. The unsecured note receivable due from the chief executive officer bears interest at 5.58% per annum and is to be repaid over a 10 year period through bi-weekly payroll deductions. As of December 31, 2003, the amount due to the Company under the note receivable is approximately $120,000, the majority of which is included in other long-term assets in the accompanying consolidated balance sheets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-FLOW CORPORATION

Dated:	March 15, 2004	By:	/s/Donald M. Earhart

Donald M. Earhart
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 9, 2004 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/Donald M. Earhart Donald M. Earhart	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/James J. Dal Porto James J. Dal Porto	Executive Vice President, Chief Operating Officer, Director and Secretary

/s/James R. Talevich James R. Talevich	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/John H. Abeles John H. Abeles, M.D.	Director

/s/Jack H. Halperin Jack H. Halperin	Director

/s/Joel S. Kanter Joel S. Kanter	Director

/s/Erik H. Loudon Erik H. Loudon	Director

/s/Henry Tsutomu Tai Henry Tsutomu Tai, Ph.D., M.D.	Director

INDEX TO EXHIBITS

Exhibit No.	Exhibit

2.1	Stock Purchase Agreement, dated October 28, 2003, by and between Integra LifeSciences Corporation and I-Flow Corporation (1)

2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation (2)

2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. (3)

2.4	Agreement and Plan of Merger, dated February 9, 1998, by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (4)

2.5	Agreement for Purchase and Sale of Assets, dated July 3, 1996, by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (5)

3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation (6)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (2)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (7)

4.1	Specimen Common Stock Certificate (20)

4.2	Warrant Agreement, dated February 13, 1990, between the Company and American Stock Transfer & Trust Company, as warrant agent (9)

4.3	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as rights agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase (7)

4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.6	Form of Warrant, dated September 4, 2003 (1)

4.7	Form of Registration Rights Agreement, dated September 4, 2003 (1)

10.1	Form of Securities Purchase Agreement, dated September 2, 2003 (1)

10.2	I-Flow Corporation Amended and Restated 2001 Equity Incentive Plan (11)*

10.3	2003 Restricted Stock Plan of I-Flow Corporation (10)*

10.4	2001 Restricted Stock Plan of I-Flow Corporation (12)*

10.5	1996 Stock Incentive Plan (13)*

10.6	1992 Non-Employee Director Stock Option Plan (14)*

10.7	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan, restated as of March 23, 1992 (15)*

10.8	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (16)

10.9	Reserved.

10.10	Reserved.

10.11	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (17)

10.12	Block Medical de Mexico lease agreement dated December 7, 1999

10.13	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated January 30, 2004.

10.14	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated May 8, 2003 (10)

10.15	Loan Agreement, dated March 31, 2000, by and among InfuSystem, Inc., I-Flow Corporation and Old Kent Bank (10)

10.16	First Amendment to Loan Agreement, dated April 1, 2002, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank) (10)

10.17	Second Amendment to Loan Agreement, dated April 1, 2003, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank) (10)

10.18	Second Amended and Restated Promissory Note, dated April 1, 2003, between InfuSystem, Inc. and Fifth Third Bank (formerly Old Kent Bank) (10)

10.19	Promissory Note with Donald M. Earhart dated June 15, 2001 (8)*

10.20	Reserved.

10.21	Employment Agreement with Donald M. Earhart, dated May 16, 1990 (18)*

10.22	Amendment No. 1 to Employment Agreement with Donald M. Earhart, dated June 21, 2001 (8)*

10.23	Amended and Restated Employment Agreement with James J. Dal Porto, dated June 21, 2001 (8)*

10.24	Employment Agreement with James R. Talevich, dated June 30, 2000 (19) *

10.25	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001 (8)*

10.26	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (8)*

10.27	Agreement Re: Change in Control with James R. Talevich, dated June 21, 2001 (8)*

21.1	List of Subsidiaries

23.1	Independent Auditors’ Consent

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act on 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act on 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Definitive Proxy Statement filed on March 27, 1996.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Post-Effective Amendment to its Registration Statement (No. 33-41207) filed on October 27, 1992.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated April 14, 1997.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(19)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(20)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.