Form 10-Q
period 2004-03-31
I FLOW CORP /DE/
filed 2004-05-10
CIK 857728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     As of May 1, 2004 there were 21,429,168 shares of common stock outstanding.

I-FLOW CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

I-FLOW CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,761,000	$15,185,000
Accounts receivable, less allowance for doubtful accounts of $1,897,000 and $1,698,000 at March 31, 2004 and December 31, 2003, respectively	11,953,000	12,392,000
Inventories, net	6,361,000	6,815,000
Prepaid expenses and other current assets	627,000	652,000
Deferred taxes	4,926,000	3,546,000

Total current assets	36,628,000	38,590,000

Property, net	7,691,000	6,744,000
Goodwill	2,639,000	2,639,000
Other intangible assets, net	1,239,000	1,214,000
Other long-term assets	147,000	147,000
Deferred taxes	2,562,000	2,562,000

TOTAL	$50,906,000	$51,896,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,456,000	$3,134,000
Accrued payroll and related expenses	3,008,000	2,961,000
Income taxes payable	257,000	236,000
Other liabilities	741,000	792,000

Total current liabilities	6,462,000	7,123,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 40,000,000 shares authorized; 18,417,894 and 18,305,787 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	61,243,000	60,049,000
Accumulated other comprehensive loss	(215,000)	(192,000)
Accumulated deficit	(16,584,000)	(15,084,000)

Net stockholders’ equity	44,444,000	44,773,000

TOTAL	$50,906,000	$51,896,000

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Net product sales	$9,906,000	$7,105,000
Net rental income and other	4,263,000	3,030,000

Total revenues	14,169,000	10,135,000

Cost of revenues:
Product cost of revenues	3,522,000	2,579,000
Rental cost of revenues	1,160,000	876,000

Total cost of revenues	4,682,000	3,455,000

Gross Profit	9,487,000	6,680,000
Operating expenses:
Selling and marketing	7,683,000	3,803,000
General and administrative	3,617,000	2,459,000
Product development	579,000	502,000

Total operating expenses	11,879,000	6,764,000

Operating loss	(2,392,000)	(84,000)
Interest income, net	36,000	8,000

Loss from continuing operations before income taxes	(2,356,000)	(76,000)
Income tax benefit	(856,000)	(32,000)

Loss from continuing operations	(1,500,000)	(44,000)
Income from discontinued operations, net of tax	—	61,000

Net income (loss)	$(1,500,000)	$17,000

Loss per share from continuing operations:
Basic and diluted	$(0.08)	$—
Net income (loss) per share:
Basic and diluted	$(0.08)	$—

Comprehensive Operations:
Net income (loss)	$(1,500,000)	$17,000
Foreign currency translation loss	(23,000)	(72,000)

Comprehensive loss	$(1,523,000)	$(55,000)

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,500,000)	$17,000
Income from discontinued operations	—	(61,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	(877,000)	—
Depreciation and amortization	737,000	422,000
Stock based compensation	269,000	153,000
Provision for doubtful accounts receivable	621,000	(29,000)
Provision for inventory obsolescence	373,000	68,000
Changes in operating assets and liabilities:
Accounts receivable	(183,000)	(502,000)
Inventories	82,000	(429,000)
Prepaid expenses and other current assets	10,000	(374,000)
Accounts payable, accrued payroll and related expenses	(630,000)	985,000
Income taxes payable	21,000	17,000
Other liabilities	(50,000)	(2,000)

Net cash provided by (used in) operating activities from continuing operations	(1,127,000)	265,000
Net cash used in operating activities from discontinued operations	—	(56,000)

Net cash provided by (used in) operating activities	(1,127,000)	210,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(1,620,000)	(913,000)
Patent acquisitions	(100,000)	(46,000)

Net cash used in investing activities from continuing operations	(1,720,000)	(959,000)
Net cash used in investing activities from discontinued operations	—	(26,000)

Net cash used in investing activities	(1,720,000)	(985,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings	—	300,000
Principal payments on notes payable	(1,000)	(36,000)
Proceeds from exercise of stock options and warrants	421,000	169,000

Net cash provided by financing activities	420,000	433,000

Effect of exchange rates on cash	3,000	(78,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,424,000)	(420,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,185,000	1,700,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,761,000	$1,280,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$2,000

Income taxes paid	$—	$—

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at March 31, 2004, the results of its operations and cash flows for the three-month periods ended March 31, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

The financial statements included herein should be read in conjunction with the financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

The Company sold Spinal Specialties, Inc., a wholly owned subsidiary (“Spinal Specialties”), on November 1, 2003 to Integra LifeSciences Holdings Corporation for approximately $6,000,000 in cash and net proceeds of approximately $5,000,000.

The Company has restated its financial statements for the three-month period ended March 31, 2003 to present the operations of Spinal Specialties as discontinued operations. Reported in income from discontinued operations, net of tax, for the three months ended March 31, 2003 are net product sales from Spinal Specialties of $1,029,000, income before taxes of $105,000, and income tax expense of $44,000.

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

New Accounting Pronouncements – In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidated requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. As the Company has determined that it does not have any SPE’s to which these interpretations apply, the Company adopted FIN46R in the first quarter of 2004 and such adoption did not have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

•	a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•	a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

•	a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

In November 2003, the FASB issued FASB Staff Position (FSP) No. 150-3 which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests for public and nonpublic entities.

For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003.

For mandatorily redeemable noncontrolling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. For other mandatorily redeemable noncontrolling interests that were issued before November 5, 2003, the measurement provisions of SFAS 150 are deferred indefinitely. For those instruments, the measurement guidance for redeemable shares and noncontrolling interests in other literature shall apply during the deferral period.

The adoption of the other provisions of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

Accounting for Stock-Based Compensation – The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and has adopted the disclosure-only alternative of SFAS 123, Accounting for Stock-Based Compensation. Stock options issued to consultants and vendors are accounted for at fair value.

Because the Company has adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for stock option grants to employees and non-employee directors with exercise prices equal to the fair market value of the underlying shares at the grant date. Had compensation cost for the Company’s option plans been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2004	2003
Net income (loss) – as reported	$(1,500)	$17
Stock-based employee compensation included in net income (loss), net of tax	$133	$56
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	$(876)	$(182)

Net loss – pro forma	$(2,243)	$(109)

Basic earnings (loss) per share – as reported	$(0.08)	$—
Basic earnings (loss) per share – pro forma	$(0.12)	$(0.01)
Diluted earnings (loss) per share – as reported	$(0.08)	$—
Diluted earnings (loss) per share – pro forma	$(0.12)	$(0.01)

The amounts in the above table related to stock-based employee compensation included in net income (loss), net of tax relate to employee stock options only and exclude compensation expense related to consultant stock options and restricted stock.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2004 and 2003: no dividend yield; expected volatility 94% in 2003 and 90% in 2004; risk-free interest rate of 3.04% in 2003 and 3.64% in 2004; and expected lives of 5 years.

Reclassifications – Certain prior year amounts have been reclassified to conform to the presentation at March 31, 2004.

2. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2004	2003
Raw Materials	$5,046,000	$5,368,000
Work in Process	1,345,000	765,000
Finished Goods	2,493,000	2,838,000
Reserve for Obsolescence	(2,523,000)	(2,156,000)

Total	$6,361,000	$6,815,000

3. Earnings (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented, excluding unvested restricted stock which the Company has a right to repurchase in the event of early termination of employment of 65,000 shares and 84,500 shares as of March 31, 2004 and 2003, respectively.

Diluted net income (loss) per share is computed using the weighted average number of common and potential common shares outstanding during the periods utilizing the treasury stock method for stock options, warrants and unvested restricted stock, if dilutive.

The following is a reconciliation between the number of shares used in the basic and diluted net income (loss) per share calculations:

	Three Months Ended March 31,
(Amounts in thousands)	2004	2003
Net income (loss)	$(1,500)	$17

Basic net income (loss) per share
Weighted average number of common shares outstanding	18,282	15,434
Effect of dilutive securities:
Stock options and unvested restricted stock	—	—

Diluted net income (loss) per share
Weighted average number of common and common equivalent shares outstanding	18,282	15,434

Options to purchase 1,000 and 1,860,533 shares of common stock have been excluded from the treasury stock method of calculation for diluted weighted average common shares for the three-month periods ended March 31, 2004 and 2003, respectively, as their exercise prices exceeded the average market price of the Company’s common stock for these periods and their effect would be anti-dilutive.

4. Other Intangible Assets

Amortizable intangible assets included in the accompanying condensed consolidated balance sheets are as follows:

	As of March 31, 2004
	Carrying	Accumulated
	Amount	Amortization	Net
Patents	$2,027,000	$788,000	$1,239,000

	As of December 31, 2003
	Carrying	Accumulated
	Amount	Amortization	Net
Patents	$1,960,000	$746,000	$1,214,000

The Company amortizes patents over a period of seven years. Amortization expense for the three months ended March 31, 2004 was $74,000 compared to $72,000 for the same period in the prior year. Amortization expense of intangible assets recorded as of March 31, 2004 is expected to be approximately $245,000 in each of the next five fiscal years.

5. Stockholders’ Equity

During September 2003, the Company sold 1,666,740 shares of common stock at $7.50 per share with net proceeds to the Company of $11,563,000. In connection with the sale of the common stock, the Company granted the investors warrants to purchase 250,011 shares of common stock with an exercise price of $10.00 per share. The estimated fair value of these warrants on the grant date was $1,272,000 as calculated by the Black-Scholes pricing model. These warrants are fully exercisable and expire five years from the date of grant. As of March 31, 2004, warrants to purchase 225,111 shares of common stock were outstanding. The following weighted average assumptions were used to calculate the fair value of these warrants using the Black-Scholes pricing model: contractual life of five years; stock volatility of 87%; risk-free interest rate of 2.730%; and no dividends during the term.

6. Operating Segments and Revenue Data

The Company operates in two reportable operating segments: the manufacturing and marketing of medical infusion pumps (the “Manufacturing and Marketing” operating segment) and the rental and third party billing of electronic medical infusion pumps that are manufactured by companies other than I-Flow Corporation (the “Rentals” operating segment.) The Manufacturing and Marketing operating segment consists of two major market segments, the IV Infusion Therapy market segment and Regional Anesthesia market segment. The Rentals operating segment consists of the activities of InfuSystem, Inc., which provides infusion pumps for chemotherapy to the Oncology Infusion Services market segment.

Operating segment information is as follows for the three-month periods ended March 31, 2004 and 2003.

	Manufacturing and
(Amounts in thousands)	Marketing	Rentals	Consolidated
Three months ended March 31, 2004
Revenues	$9,906	$4,263	$14,169
Operating income (loss)	(3,292)	900	(2,392)
Assets	38,827	12,079	50,906
Depreciation and amortization	369	368	737
Property additions	524	1,096	1,620

Three months ended March 31, 2003
Revenues	$7,105	$3,030	$10,135
Operating income (loss)	(747)	663	(84)
Assets	23,374	11,448	34,822
Depreciation and amortization	331	91	422
Property additions	373	540	913

The Company had a major customer which accounted for 9% and 13% of the total revenues for the three month periods ended March 31, 2004 and 2003, respectively.

7. Guarantees and Indemnifications

From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnifications to either (a) purchasers of the Company’s businesses or assets or (b) entities from which the Company is acquiring assets or businesses; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities and other claims arising from the Company’s use of the leased premises; (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; and (iv) license, consulting, distribution and purchase agreements with the Company’s customers and other parties, under which the Company may be required to indemnify such parties for intellectual property infringement claims, product liability claims and other claims arising from the Company’s provision of products or services to such parties.

The terms of such obligations vary. Generally, a maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations. The Company had not issued any significant indemnities, commitments or guarantees during the three-month periods ended March 31, 2004 and 2003 requiring recognition, thus, no liabilities have been recorded.

8. Subsequent Event

On April 19, 2004, the Company completed a public offering of 2,990,000 shares of common stock, of which 390,000 shares were issued pursuant to the exercise of the underwriters’ over-allotment option. The shares were sold at a price to the public of $15.50 per share resulting in net proceeds to the Company of approximately $43,000,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s current opinions about trends and factors that may impact future operating results. Statements that use words such as “believes,” “anticipates,” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those expected, and readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-K, 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include, among others: implementation of our direct sales strategy; dependence on our suppliers and distributors; reliance on the success of the home health care industry; our continuing compliance with applicable laws and regulations, such as the Food, Drug and Cosmetic Act, and the FDA’s concurrence with our management’s subjective judgment on compliance issues; the reimbursement system currently in place and future changes to that system; competition in the industry; economic and political conditions in foreign countries; currency exchange rates; inadequacy of booked reserves; technological changes; and product availability and acceptance. All forward-looking statements, whether made in this release or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

Critical Accounting Policies

I-Flow prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States. Accordingly, the Company is required to make estimates, judgments and assumptions that the Company believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting policies which the Company believes are the most important to aid in fully understanding and evaluating its reported financial results are:

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

The Company recognizes rental revenues from medical pumps over the term of the related agreement, generally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which often differ from contractually allowable rates provided by third party payors such as Medicare, Medicaid and commercial insurance carriers. The Company records net rental revenues at the estimated realizable amounts from patients and third party payors. The Company experiences significant extended payment terms with certain of these third party payors, but it continuously monitors reimbursement rates of the third party payors and the timing of such payments. Any change in reimbursement or collection rates could have a material negative impact on the Company’s operating results for the period or periods in which the change is identified.

Accounts Receivable

The Company performs various analyses to evaluate accounts receivable balances. It records an allowance for bad debts based on the estimated collectibility of the accounts such that the recorded amounts reflect estimated net realizable value. The Company applies specified percentages to the accounts receivable agings to estimate the amount that will ultimately be uncollectible and therefore should be reserved. The percentages are increased as the accounts age. If the actual uncollected amounts are less than the previously estimated allowance, a favorable adjustment would result. If the actual uncollected amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly and adversely affected.

Inventories

The Company values inventory at the lower of the actual cost to purchase or manufacture the inventory and the current estimated market value of the inventory. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory on specifically identified items based primarily upon the estimated forecast of product demand and production requirements for the next two years. A significant increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, the Company’s estimates of future product demand may prove to be inaccurate and thus the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have over-reported cost of goods sold in previous periods and would be required to recognize additional operating income at the time of sale. Therefore, although the Company seeks to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and reported operating results.

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

Intangible Assets

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), required the Company to cease amortizing goodwill and indefinite life intangibles effective January 1, 2002. The Company’s business combinations have at various times resulted in the acquisition of goodwill and other intangible assets, which may affect the amount of future period amortization expense and impairment expense that the Company may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect its consolidated financial statements. The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The Company compares fair value of its reporting units to their carrying value, as well as other factors, to determine whether or not any potential impairment of goodwill exists. If a potential impairment exists, an impairment loss is recognized to the extent the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company cannot guarantee that there will be no impairment in the future. See Note 4 to Condensed Consolidated Financial Statements.

Divestiture of Spinal Specialties

The Company sold Spinal Specialties, Inc., a wholly owned subsidiary (“Spinal Specialties”), on November 1, 2003 to Integra LifeSciences Holdings Corporation for approximately $6,000,000 in cash and net proceeds of approximately $5,000,000.

The net income of Spinal Specialties prior to divestiture is presented in the Company’s operations as income from discontinued operations, net of tax. Reported in income from discontinued operations, net of tax, for the three months ended March 31, 2003 are net product sales from Spinal Specialties of $1,029,000, income before taxes of $105,000 and income tax expense of $44,000.

Overview

We design, develop and market technically advanced, low-cost drug delivery systems and services that provide life-enhancing, cost-effective solutions for pain relief and intravenous infusion therapy. We focus on three distinct markets: Regional Anesthesia, IV Infusion Therapy and Oncology Infusion Services. Our products are used in hospitals, ambulatory surgery centers, physicians’ offices and patients’ homes.

Our strategic focus for future growth is on the Regional Anesthesia market and, more specifically, on our pain relief products marketed under our ON-Q brand. We intend to continue to expand our sales and marketing efforts to further penetrate the United States post-surgical pain relief market for our ON-Q products.

Results of Operations

Revenue

Net revenues during the three-month period ended March 31, 2004 were $14,169,000 compared to $10,135,000 for the same period in the prior year, representing an increase of 40%. Net product revenues increased 39% to $9,906,000 during the three months ended March 31, 2004 compared to the same period in the prior year. Rental income, comprised of the revenues of the Company’s InfuSystem subsidiary, increased by 41% to $4,263,000 for the three months ended March 31, 2004 from $3,030,000 for the same period in the prior year.

The Company’s product revenues from the Manufacturing and Marketing operating segment during the three months ended March 31, 2004 and 2003 were generated in two primary market segments: Regional Anesthesia and IV Infusion Therapy. Regional Anesthesia product revenues increased by 90% to $5,721,000 during the three months ended March 31, 2004 compared to $3,015,000 for the same period in the prior year. This increase resulted from increased market penetration by the Company’s ON-Q® PainBuster® Post-Operative Pain Relief System. Regional anesthesia products include the ON-Q® PainBuster® Post-Operative Pain Relief System, the ON-Q® C-bloc® Continuous Nerve Block System and the SoakerTM Catheter.

IV Infusion Therapy product sales, which included the Company’s intraveneous elastomeric pumps, mechanical infusion devices and electronic infusion pumps and disposables, increased 2% to $4,185,000 for the three months ended March 31, 2004 from $4,090,000 for the same period in the prior year.

Revenues from the Rental operating segment provided by the Company’s InfuSystem subsidiary within the Oncology Infusion Services market increased 41% to $4,263,000 for the three months ended March 31, 2004 from $3,030,000 for the same period in the prior year. This increase resulted primarily from the increased clinical usage of new chemotherapy drugs and protocols requiring the use of continuous intravenous pump services.

Cost of Revenue

The Company incurred cost of sales of $4,682,000 during the three-month period ended March 31, 2004 compared to $3,455,000 for the comparable period in the prior year. This represents an increase of 36%. This increase is primarily due to higher sales volume. As a percentage of net product sales, product cost of revenues decreased by approximately one percentage point compared to the same period in the prior year. This decrease was due to increased sales of higher-margin products, including the Company’s ON-Q® PainBuster® Post-Operative Pain Relief System, during the three-month period ended March 31, 2004. As a percentage of rental revenues, rental cost of revenue decreased by approximately two percentage points compared to the same period in the prior year due to reduced direct operating costs.

Selling and Marketing Expenses

Selling and marketing expenses for the three-month period ended March 31, 2004 increased over the same period in the prior year by $3,880,000, or 102%. As a percentage of net revenues, selling and marketing expenses increased by 17 percentage points for the three-month period ended March 31, 2004 over the comparable period in the prior year. This increase was primarily attributable to increases in salaries and commissions ($2,184,000), increases in travel and entertainment expenses ($483,000), increases in training costs ($292,000) and other costs related to the expansion of the Company’s direct sales force. The increase also consisted of increased marketing expenses ($186,000) related to the Company’s ON-Q® PainBuster® Post-Operative Pain Relief System.

General and Administrative Expenses

General and administrative expenses for the three-month period ended March 31, 2004 increased by $1,158,000, or 47%, compared to the comparable period in the prior year. This increase included increased bad debt provision primarily for the Company’s Infusystem subsidiary ($506,000), increased compensation expenses ($163,000), general insurance expenses ($55,000), consulting fees ($24,000) and investor relations expenses ($19,000), as well as overall increases due to growth of the Company. As a percentage of net revenues, general and administrative expenses increased by approximately one percentage point for the three-month period ended March 31, 2004 compared to the same period in the prior year.

Product Development Expenses

Product development expenses for the three-month period ended March 31, 2004 increased by $77,000, or 15%, compared to the same period in the prior year, primarily due to increased salaries and wages and consulting fees. The Company will continue to incur product development expenses as it continues its efforts to introduce new and improved technology and cost-efficient products into the market. Product development expenses as a percentage of net revenues for the three-month period ended March 31, 2004 decreased by approximately one percentage point compared to the same period in the prior year, primarily due to higher sales levels.

Income Taxes

During the three-month period ended March 31, 2004, the Company recorded an income tax benefit of $856,000 compared to an income tax benefit of $32,000 for the same period in the prior year. The Company’s effective tax rate for the three-month period ended March 31, 2004 was 36.3% compared to 42.1% for the same period in the prior year, due to changes in deductible amortization of intangible assets and changes in consolidated state tax rates.

Liquidity and Capital Resources

During the three-month period ended March 31, 2004, cash of $1,127,000 was used in operating activities consisting of a net loss of $1,500,000 partially offset by net non-cash expenses of $1,123,000, less net changes in operating assets and liabilities of $750,000, primarily related to a decrease in accounts payable and accrued liabilities due to timing of payments to vendors.

During the three-month period ended March 31, 2004, cash of $1,720,000 was used in investing activities, compared to $985,000 for the same period in the prior year. The expenditures in the three-month period ended March 31, 2004 consisted of $1,620,000 used to acquire capital equipment, including electronic infusion pumps for the Company’s rental business segment, computer equipment, purchased software, leasehold improvements, furniture, fixtures, tooling and equipment for use in the Company’s operations and a net outflow related to the acquisition of other assets, primarily patents, of $100,000.

During the three-month period ended March 31, 2004, net cash of $420,000 was provided by financing activities consisting primarily of $421,000 in proceeds from the exercise of stock options and warrants to purchase common stock.

As of March 31, 2004, the Company had cash and cash equivalents of $12,761,000, net accounts receivable of $11,953,000 and net working capital of $30,167,000. Management believes the Company’s funds, together with possible borrowings on its existing lines of credit and other bank loans, are sufficient to provide for its short and long-term needs for operations as currently projected. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes. On April 19, 2004, the Company completed a public offering of 2,990,000 shares of common stock which resulted in net proceeds to the Company of approximately $43,000,000. See Note 8 to the Condensed Consolidated Financial Statements.

The Company has a working capital line of credit with Silicon Valley Bank which expires on April 30, 2005. Under the line of credit, the Company may borrow up to the lesser of $4,000,000 or the sum of 80% of eligible accounts receivable plus 25% of eligible inventory, as defined, at the bank’s prime rate (4.0% at March 31, 2004). As of March 31, 2004, there were funds available for borrowing of $3,700,000 and no outstanding borrowings.

The Company’s InfuSystem subsidiary has a revolving line of credit with a bank under which it may borrow up to the lesser of $3,500,000 or 80% of eligible accounts receivable, as defined, at the bank’s prime rate less 0.25% (3.75% at March 31, 2004). There were no outstanding borrowings under the line of credit as of March 31, 2004 and there were funds available for borrowing of $3,500,000. The credit line expires on June 30, 2004. In addition, InfuSystem has a loan facility under which it may borrow up to $2,500,000 for the purchase of equipment. As of March 31, 2004, there were no outstanding borrowings under the loan facility.

The lines of credit and the notes are collateralized by substantially all of the Company’s assets and require the Company to comply with covenants principally relating to working capital and liquidity. As of March 31, 2004, the Company was in compliance with all such covenants.

Contractual Obligations and Commercial Commitments

As of March 31, 2004, future payments related to contractual obligations and commercial commitments are as follows:

	Payment Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating Lease Obligations for Facilities	667,000	1,145,000	894,000	1,392,000	4,098,000
Purchase Commitments with Suppliers	2,381,000	—	—	—	2,381,000

Total Contractual Obligations and Commercial Commitments	$3,048,000	$1,145,000	$894,000	$1,392,000	$6,479,000

New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidated requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. As the Company has determined that it does not have any SPE’s to which these interpretations apply, the Company adopted FIN46R in the first quarter of 2004 and such adoption did not have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

•	a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•	a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

•	a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

In November 2003, the FASB issued FASB Staff Position (FSP) No. 150-3 which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests for public and nonpublic entities.

For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003.

For mandatorily redeemable noncontrolling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. For other mandatorily redeemable noncontrolling interests that were issued before November 5, 2003, the measurement provisions of SFAS 150 are deferred indefinitely. For those instruments, the measurement guidance for redeemable shares and noncontrolling interests in other literature shall apply during the deferral period.

The adoption of the other provisions of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

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

Item 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of May 10, 2004, the Company was involved in legal proceedings in the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management any resulting future liability will not have a material adverse effect on the Company and its subsidiaries, taken as a whole.

Item 5. OTHER INFORMATION

Risk Factors. We are updating and restating our risk factors as follows:

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We have experienced net losses in prior years and have an accumulated deficit. We may not achieve profitability in the future.

As of March 31, 2004, our accumulated deficit was approximately $16,584,000. We had a net loss of $1,500,000 for the three-month period ended March 31, 2004. We had net income (loss) of $1,267,000, ($3,035,000) and $457,000 for the years ended December 31, 2001, 2002 and 2003, respectively. We may not achieve or maintain profitability in the future, and further losses may arise.

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

We have invested substantial resources into the sales and marketing of our ON-Q products. If these products do not achieve significant clinical acceptance or if our direct sales strategy is not successful, our financial condition and operating results will be adversely affected.

Our current strategy assumes that our ON-Q products will be used in a significant number of surgical procedures, ultimately becoming the standard of care for many common procedures. We have invested, and continue to invest, a substantial portion of our resources into the establishment of a direct sales force for the sales and marketing of our ON-Q products. During the year ended December 31, 2003, we invested approximately $16,800,000 in the sales and marketing of our ON-Q products. A failure of our ON-Q products to achieve and maintain a significant market presence, or the failure to successfully implement our direct sales strategy, will have a material adverse effect on our financial condition and results of operations.

We may need to raise additional capital in the future to fund our operations. We may be unable to raise funds when needed or on acceptable terms.

During the three-month period ended March 31, 2004, our operating activities used cash of $1,127,000 and our investing activities used cash of $1,720,000. As of March 31, 2004, we had cash on hand of $12,761,000 and net accounts receivable of $11,953,000. We believe our current funds, together with possible additional borrowings on our existing lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to curtail our operations and/or seek additional financing.

Any additional equity financings may be dilutive to our existing stockholders and may involve the issuance of securities that have rights, preferences or privileges senior to those of our current stockholders. A debt financing, if available, may involve restrictive covenants on our business that could limit our operational and financial flexibility, and the amount of debt incurred could make us more vulnerable to economic downturns or operational difficulties and limit our ability to compete. Furthermore, financing may not be available when needed and, if available, may not be on terms acceptable to us.

Our products are highly regulated by a number of governmental agencies. Any changes to the existing rules and regulations of these agencies may adversely impact our ability to manufacture and market our products.

Our activities are regulated by the Food, Drug and Cosmetic Act. Under the Food, Drug and Cosmetic Act, we are required, among other matters, to register our facilities and to list our devices with the FDA, to file notice of our intent to market certain new products under Section 510(k) of the Food, Drug and Cosmetic Act, to track the location of certain of our products, and to report any incidents of death or serious injury relating to our products. If we fail to comply with any of these regulations, or if the FDA subsequently disagrees with the manner in which we sought to comply with these regulations, we could be subjected to substantial civil and criminal penalties and a recall, seizure or injunction with respect to the manufacture or sale of our products.

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

Products intended for foreign export are subject to additional regulations, including compliance with ISO 9000. In May 1995, we received ISO 9001 certification, which indicates that our products meet specified uniform standards of quality and testing. We also were granted permission to use the CE mark on certain of our products, which reflects approval of our products for export into the 15 member countries of the European Union (the “EU”) and three non-EU countries. In December 1996, the operations of Block Medical de Mexico, S.A. de C.V., a wholly-owned subsidiary (“Block Medical”), including its manufacturing facility, were added to our ISO certification and we received permission to use the CE mark on all disposable elastomeric products we manufacture. If we fail to comply with foreign regulations or to maintain ISO certification or CE approval, the sale of our products could be suspended in one or more of our foreign markets.

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

As of March 31, 2004, $2,639,000 of our assets consisted of goodwill, an intangible asset acquired through the acquisition of InfuSystem. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our financial statements. For example, we review the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. We compare market value of our reporting units to book value, as well as consider other factors, to determine whether or not any potential impairment of goodwill exists. In fiscal year 2002, and as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, we wrote-off $3,474,000 of goodwill related to past acquisitions other than InfuSystem. We cannot guarantee that there will be no additional impairment in the future related to InfuSystem or other acquisitions we may make in the future. Any impairment charge will adversely affect our results of operations.

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

Hospitals, alternate care site providers and physicians are heavily dependent on payment for their services by private insurers and governmental agencies. Changes in the reimbursement system could adversely affect our participation in the industry. Our products fall into the general category of infusion devices and related disposable products with regard to reimbursement issues. Except for payments made to our InfuSystem subsidiary, the majority of reimbursements are currently not paid directly to us. Rather, health care providers will often request that their patients’ health insurance providers provide them with some form of reimbursement for the disposables that are consumed in the patients’ therapy.

We believe that the current trend in the insurance industry (both private and governmental) has been to eliminate cost-based reimbursement and to move towards fixed or limited fees for service, thereby encouraging health care providers to use the lowest cost method of delivering medications. This trend may discourage the use of our products, create downward pressure on our average prices and, ultimately, negatively affect our revenues.

Changes in reimbursement rates may adversely impact InfuSystem’s revenues.

InfuSystem depends primarily on third-party reimbursement for the collection of its revenues. InfuSystem is paid directly by private insurers and governmental agencies, often on a fixed fee basis, for infusion services provided by InfuSystem to patients. InfuSystem’s revenues comprised 30% of our consolidated revenues for the three-month period ended March 31, 2004. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues of InfuSystem could have a material adverse effect on our financial condition and results of operations.

Changes in reimbursement rates may adversely impact the revenue that we earn from our developing billing strategy for our ON-Q products.

Historically, we have charged health care providers for each ON-Q unit that they purchase from us. Recently, we, through our InfuSystem subsidiary, have begun to bill private insurers for the use of our ON-Q products in ambulatory surgery centers, rather than charging these centers for the purchase price of each ON-Q unit. If this sales strategy is successful, we expect to increase our use of this sales strategy for ambulatory surgery centers. Any reduction in the average fees allowable by private insurers for the use of our ON-Q products in ambulatory surgery centers could negatively affect our ability to generate revenue from the centers and this could have a material adverse effect on our financial condition and results of operations.

Our industry is intensely competitive and changes rapidly. If we are unable to maintain a technological lead over our competitors, our business operations will suffer.

The drug infusion industry is highly competitive. We compete in this industry based primarily on product performance, service and price. Some of our competitors have significantly greater resources than we do for research and development, manufacturing, marketing and sales. As a result, they may be better able to compete for market share, even in areas in which our products may be superior. We continue our efforts to introduce clinically effective, cost-efficient products into the market, but the industry is subject to technological changes and we may not be able to maintain any existing technological advantage long enough to establish our products and to sustain profitability. We may also see significant pricing pressure if new competitors enter into our target markets. If we are unable to effectively compete in our market, our financial condition and results of operations will materially suffer.

We rely on independent suppliers for parts and materials necessary to assemble our products. Any delay or disruption in the supply of parts may prevent us from manufacturing our products and negatively impact our operations.

Although we perform the final assembly and testing of our infusion systems, certain component parts, as well as molded products, are obtained from outside vendors based on our specifications. The loss or breakdown of our relationships with these outside vendors could subject us to substantial delays in the delivery of our products to customers. Significant delays in the delivery of our products could result in possible cancellation of orders and the loss of customers. Furthermore, we have numerous suppliers of components and materials that are sole-source suppliers. Because these suppliers are the only vendors with which we have a relationship for a particular component or material, we may be unable to produce and sell products if one of these suppliers becomes unwilling or unable to deliver components or materials meeting our specifications. Our inability to manufacture and sell products to meet delivery schedules could have a material adverse effect on our reputation in the industry, as well as our financial condition and results of operations.

If one of our products proves to be defective or is misused by a health care practitioner or patient, we may be subject to claims of liability that could adversely affect our financial condition and the results of our operations.

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

We are dependent on our proprietary technology and the patents, copyrights and trademarks that protect our products. If competitors are able to independently develop products of equivalent or superior capabilities, the results of our operations could be adversely impacted.

We rely substantially on proprietary technology and capabilities. We have filed patent applications in the United States for substantially all of our products. We currently hold approximately 40 patents, including patents that relate to both the ON-Q® Post-Operative Pain Relief System (now known as the ON-Q® PainBuster® Post-Operative Pain Relief System) and the SoakerTM Catheter. We have also filed for intellectual property right protection in all foreign countries in which we currently derive significant revenue. Our patents generally expire between 2009 and 2015, with significant patents expiring in 2009. Without sufficient intellectual property right protection, our competitors may be able to sell products identical to ours and cause a downward pressure on the selling price of our products.

There can be no assurance that pending patent or trademark applications will be approved or that any patents will provide competitive advantages for our products or will not be challenged or circumvented by competitors or others. Our competitors may also independently develop products with equivalent or superior capabilities or otherwise obtain access to our capabilities.

We manufacture the majority of our products in Mexico. Any difficulties or disruptions in the operation of our plant may adversely impact our operations.

The majority of our products are manufactured by Block Medical, a wholly-owned subsidiary. We may encounter difficulties with the uncertainties inherent in doing business in a foreign country, including economic, political and regulatory uncertainties. Our stockholders’ equity may also be adversely affected by unfavorable translation adjustments arising from differences in exchange rates from period to period. In addition, we have not and currently do not hedge or enter into derivative contracts in an effort to address foreign exchange risk. If there are difficulties or problems in our Mexico facility, or other disruptions in our production and delivery process affecting product availability, these difficulties could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our sales is to customers in foreign countries. We may lose sales, market share and profits due to exchange rate fluctuations and other factors related to our foreign business.

For the three-month period ended March 31, 2004, sales to customers in foreign countries comprised approximately 17% of our revenues. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.

We currently rely on two distributors for a significant percentage of our sales. If our relationship with one or both of these distributors were to deteriorate, our sales may materially decline.

During the three-month period ended March 31, 2004, sales to B. Braun Medical S.A. (France), a distributor in Europe, and B. Braun Medical, Inc., a national distributor in the United States, accounted for approximately 9% and 3%, respectively, of our net revenues. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical, Inc. could cause a material decline in our overall sales and have a material adverse effect on our business.

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

RISKS RELATED TO OUR COMMON STOCK

The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.

Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the month of April 2004 was approximately 354,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.

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

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding warrants may be resold pursuant to currently effective registration statements. As of May 1, 2004, there were:

•	21,282,168 shares of common stock that have been issued in registered offerings and are freely tradable in the public markets;

•	225,111 shares of common stock underlying warrants which have been registered for resale under a Registration Statement on Form S-3 (Registration No. 333-109096);

•	147,000 shares of vested and unvested restricted common stock that have been issued under our restricted stock plans; and

•	an aggregate of 4,128,103 shares of common stock that may be issued upon the exercise of stock options and stock rights outstanding under our equity incentive plans.

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

We may also issue shares of preferred stock without stockholder approval and upon terms that our board of directors may determine in the future. The issuance of preferred stock could have the effect of making it more difficult for a third-party to acquire a majority of our outstanding stock, and the holders of such preferred stock could have voting, dividend, liquidation and other rights superior to those of holders of our common stock.

We do not pay dividends and this may negatively affect the price of our stock.

We have not paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The future price of our common stock may be depressed because we do not pay dividends.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Incorporated by reference to the Exhibit Index included herewith.

(b)	Reports on Form 8-K

On February 24, 2004, the Company filed a current report on Form 8-K pursuant to which it furnished a release regarding its fourth quarter and year end financial results. On March 22, 2004, the Company filed a current report on Form 8-K to report certain expectations regarding its first quarter financial results. On April 12, 2004, the Company filed a current report on Form-8-K that contained revised expectations regarding its first quarter financial results. On April 14, 2004, the Company filed a current report on Form 8-K to report that it had entered into an underwriting agreement pursuant to which it had agreed to sell up to 2,990,000 shares of its common stock in an underwritten public offering. On April 27, 2004, the Company filed a current report on Form 8-K pursuant to which it furnished a release regarding its first quarter financial results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-FLOW CORPORATION
Date: May 10, 2004	/s/ Donald M. Earhart
Donald M. Earhart
President, Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: May 10, 2004	/s/ James R. Talevich
James R. Talevich
Chief Financial Officer (As Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement, dated October 28, 2003, by and between Integra LifeSciences Corporation and I-Flow Corporation (1)

2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation (2)

2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. (3)

2.4	Agreement and Plan of Merger, dated February 9, 1998, by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (4)

2.5	Agreement for Purchase and Sale of Assets, dated July 3, 1996, by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (5)

3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation (6)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (2)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (7)

4.1	Specimen Common Stock Certificate (20)

4.2	Warrant Agreement, dated February 13, 1990, between the Company and American Stock Transfer & Trust Company, as warrant agent (9)

4.3	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as rights agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase (7)

4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.6	Form of Warrant, dated September 4, 2003 (1)

4.7	Form of Registration Rights Agreement, dated September 4, 2003 (1)

10.1	Form of Securities Purchase Agreement, dated September 2, 2003 (1)

10.2	I-Flow Corporation Amended and Restated 2001 Equity Incentive Plan (11)*

10.3	2003 Restricted Stock Plan of I-Flow Corporation (10)*

10.4	2001 Restricted Stock Plan of I-Flow Corporation (12)*

10.5	1996 Stock Incentive Plan (13)*

10.6	1992 Non-Employee Director Stock Option Plan (14)*

10.7	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan, restated as of March 23, 1992 (15)*

10.8	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (16)

10.9	Underwriting Agreement, dated April 13, 2004 (21)

10.10	Reserved.

Exhibit No.	Exhibit
10.11	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (17)

10.12	Block Medical de Mexico lease agreement dated December 7, 1999 (22)

10.13	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated January 30, 2004 (22)

10.14	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated May 8, 2003 (10)

10.15	Loan Agreement, dated March 31, 2000, by and among InfuSystem, Inc., I-Flow Corporation and Old Kent Bank (10)

10.16	First Amendment to Loan Agreement, dated April 1, 2002, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank) (10)

10.17	Second Amendment to Loan Agreement, dated April 1, 2003, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank) (10)

10.18	Second Amended and Restated Promissory Note, dated April 1, 2003, between InfuSystem, Inc. and Fifth Third Bank (formerly Old Kent Bank) (10)

10.19	Promissory Note with Donald M. Earhart dated June 15, 2001 (8)*

10.20	Reserved.

10.21	Employment Agreement with Donald M. Earhart, dated May 16, 1990 (18)*

10.22	Amendment No. 1 to Employment Agreement with Donald M. Earhart, dated June 21, 2001 (8)*

10.23	Amended and Restated Employment Agreement with James J. Dal Porto, dated June 21, 2001 (8)*

10.24	Employment Agreement with James R. Talevich, dated June 30, 2000 (19) *

10.25	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001 (8)*

10.26	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (8)*

10.27	Agreement Re: Change in Control with James R. Talevich, dated June 21, 2001 (8)*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act on 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act on 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Definitive Proxy Statement filed on March 27, 1996.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Post-Effective Amendment to its Registration Statement (No. 33-41207) filed on October 27, 1992.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated April 14, 1997.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(19)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(20)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(21)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on April 14, 2004.

(22)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.