Form 10-Q
period 2004-06-30
I FLOW CORP /DE/
filed 2004-08-09
CIK 857728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X ] No  [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [ X ] No  [  ]

     As of July 28, 2004 there were 21,435,489 shares of common stock outstanding.

I-FLOW CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

I-FLOW CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,036,000	$15,185,000
Accounts receivable, less allowance for doubtful accounts of $2,024,000 and $1,698,000 at June 30, 2004 and December 31, 2003, respectively	12,317,000	12,392,000
Inventories, net	6,802,000	6,815,000
Prepaid expenses and other current assets	1,067,000	652,000
Deferred taxes	5,991,000	3,546,000

Total current assets	79,213,000	38,590,000

Property, net	8,969,000	6,744,000
Goodwill	2,639,000	2,639,000
Other intangible assets, net	1,309,000	1,214,000
Other long-term assets	147,000	147,000
Deferred taxes	2,562,000	2,562,000

TOTAL	$94,839,000	$51,896,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,421,000	$3,134,000
Accrued payroll and related expenses	3,221,000	2,961,000
Income taxes payable	257,000	236,000
Other liabilities	1,150,000	792,000

Total current liabilities	8,049,000	7,123,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 40,000,000 shares authorized; 21,435,489 and 18,305,787 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	105,116,000	60,049,000
Accumulated other comprehensive loss	(239,000)	(192,000)
Accumulated deficit	(18,087,000)	(15,084,000)

Net stockholders’ equity	86,790,000	44,773,000

TOTAL	$94,839,000	$51,896,000

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Net product sales	$12,691,000	$8,069,000	$22,597,000	$15,174,000
Net rental income and other	4,476,000	3,314,000	8,739,000	6,344,000

Total revenues	17,167,000	11,383,000	31,336,000	21,518,000
Cost of revenues:
Product cost of revenues	3,876,000	3,053,000	7,398,000	5,632,000
Rental cost of revenues	1,345,000	979,000	2,505,000	1,855,000

Total cost of revenues	5,221,000	4,032,000	9,903,000	7,487,000
Gross Profit	11,946,000	7,351,000	21,433,000	14,031,000
Operating expenses:
Selling and marketing	9,940,000	4,611,000	17,623,000	8,414,000
General and administrative	3,823,000	2,313,000	7,440,000	4,772,000
Product development	691,000	520,000	1,270,000	1,022,000

Total operating expenses	14,454,000	7,444,000	26,333,000	14,208,000
Operating loss	(2,508,000)	(93,000)	(4,900,000)	(177,000)
Interest income (expense), net	74,000	(5,000)	110,000	3,000

Loss from continuing operations before income taxes	(2,434,000)	(98,000)	(4,790,000)	(174,000)
Income tax benefit	(930,000)	(42,000)	(1,786,000)	(74,000)

Loss from continuing operations	(1,504,000)	(56,000)	(3,004,000)	(100,000)
Income from discontinued operations, net of tax	—	78,000	—	139,000

Net income (loss)	$(1,504,000)	$22,000	$(3,004,000)	$39,000

Loss per share from continuing operations:
Basic and diluted	$(0.07)	$—	$(0.15)	$(0.01)
Net loss per share:
Basic and diluted	$(0.07)	$—	$(0.15)	$—
Comprehensive Operations:
Net income (loss)	$(1,504,000)	22,000	$(3,004,000)	$39,000
Foreign currency translation gain (loss)	(24,000)	14,000	(47,000)	(58,000)

Comprehensive income (loss)	$(1,528,000)	36,000	$(3,051,000)	$(19,000)

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,004,000)	$39,000
Income from discontinued operations	—	(139,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	(1,829,000)	—
Depreciation and amortization	1,516,000	1,070,000
Stock based compensation	695,000	321,000
Provision for doubtful accounts receivable	1,076,000	28,000
Provision for inventory obsolescence	311,000	149,000
Changes in operating assets and liabilities:
Accounts receivable	(1,002,000)	(1,150,000)
Inventories	(298,000)	(864,000)
Prepaid expenses and other current assets	(430,000)	(389,000)
Accounts payable, accrued payroll and related expenses	548,000	406,000
Income taxes payable	20,000	14,000
Other liabilities	361,000	251,000

Net cash (used in) provided by operating activities from continuing operations	(2,036,000)	(264,000)
Net cash used in operating activities from discontinued operations	—	(26,000)

Net cash used in operating activities	(2,036,000)	(290,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(3,600,000)	(2,006,000)
Patent acquisitions	(248,000)	(10,000)

Net cash used in investing activities from continuing operations	(3,848,000)	(2,016,000)
Net cash used in investing activities from discontinued operations	—	(34,000)

Net cash used in investing activities	(3,848,000)	(2,050,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings	—	1,000,000
Proceeds from issuance of notes payable	—	816,000
Principal payments on notes payable	(1,000)	(87,000)
Net proceeds from common stock offering	43,284,000	—
Proceeds from exercise of stock options and warrants	470,000	490,000

Net cash provided by financing activities	43,753,000	2,219,000

Effect of exchange rates on cash	(18,000)	(62,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,851,000	(183,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,185,000	1,700,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,036,000	$1,517,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$9,000

Income taxes paid	$22,000	$20,000

Tax benefit from exercise of stock options	$618,000	$—

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at June 30, 2004 and the results of its operations and cash flows for the three and six-month periods ended June 30, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

The financial statements included herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 15, 2004.

The Company sold Spinal Specialties, Inc., a wholly owned subsidiary (“Spinal Specialties”), on November 1, 2003 to Integra LifeSciences Holdings Corporation for approximately $6,000,000 in cash and net proceeds of approximately $5,000,000.

The Company has restated its financial statements for the three and six-month periods ended June 30, 2003 to present the operations of Spinal Specialties as discontinued operations. Reported in income from discontinued operations, net of tax, for the three and six-month periods ended June 30, 2003 are net product sales from Spinal Specialties of $1,180,000 and $2,209,000, income before taxes of $137,000 and $242,000, and income tax expense of $59,000 and $103,000, respectively.

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

New Accounting Pronouncements – In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003, the FASB issued FIN 46R which, among other matters, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE’s”). The consolidated requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. As the Company has determined that it does not have any SPE’s to which these interpretations apply, the Company adopted FIN46R in the first quarter of 2004 and such adoption did not have a material impact on its financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity, and requires an issuer to classify the following instruments as liabilities in its balance sheet:

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

Accounting for Stock-Based Compensation – The Company accounts for employee and director stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and has adopted the disclosure-only alternative of SFAS 123, Accounting for Stock-Based Compensation. Stock options issued to consultants and vendors are accounted for at fair value.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2004	2003	2004	2003
Net income (loss) – as reported	$(1,504)	$22	$(3,004)	$39
Stock-based employee and director compensation included in net income (loss), net of tax	$244	$56	$377	$111
Total stock-based employee and director compensation expense determined under fair value based method for all awards, net of tax	$(1,017)	$(154)	$(1,893)	$(336)

Net loss – pro forma	$(2,277)	$(76)	$(4,520)	$(186)

Basic earnings (loss) per share – as reported	$(0.07)	$—	$(0.15)	$—
Basic earnings (loss) per share – pro forma	$(0.11)	$—	$(0.23)	$(0.01)
Diluted earnings (loss) per share – as reported	$(0.07)	$—	$(0.15)	$—
Diluted earnings (loss) per share – pro forma	$(0.11)	$—	$(0.23)	$(0.01)

The amounts in the above table related to stock-based employee and director compensation included in net income (loss), net of tax (using the effective tax rate for the periods presented) relate to employee and director stock options only and exclude compensation expense related to consultant stock options and restricted stock.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2004 and 2003: no dividend yield; expected volatility 94% in 2003 and 90% in 2004; risk-free interest rate of 3.04% in 2003 and 3.64% in 2004; and expected lives of 5 years.

Reclassifications – Certain prior year amounts have been reclassified to conform to the presentation at June 30, 2004.

2. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2004	2003
Raw Materials	$4,755,000	$5,368,000
Work in Process	1,393,000	765,000
Finished Goods	3,098,000	2,838,000
Reserve for Obsolescence	(2,444,000)	(2,156,000)

Total	$6,802,000	$6,815,000

3. Earnings (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented, excluding unvested restricted stock which the Company has a right to repurchase in the event of early termination of employment of 65,000 shares and 70,000 shares as of June 30, 2004 and 2003, respectively.

Diluted net income (loss) per share is computed using the weighted average number of common and potential common shares outstanding during the periods utilizing the treasury stock method for stock options, warrants and unvested restricted stock, if dilutive.

The following is a reconciliation between the number of shares used in the basic and diluted net income (loss) per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in thousands)	2004	2003	2004	2003
Net income (loss)	$(1,504)	$22	$(3,004)	$39

Basic net income (loss) per share
Weighted average number of common shares outstanding	20,933	15,516	19,604	15,513
Effect of dilutive securities:
Stock options and unvested restricted stock	—	—	—	—

Diluted net income (loss) per share
Weighted average number of common and common equivalent shares outstanding	20,933	15,516	19,604	15,513

Options to purchase 163,000 and 20,000 shares of common stock have been excluded from the treasury stock method of calculation for diluted weighted average common shares for the three and six-month periods ended June 30, 2004, respectively, as their exercise prices exceeded the average market price of the Company’s common stock for these periods and their effect would be anti-dilutive.

Options to purchase 28,000 and 730,000 shares of common stock have been excluded from the treasury stock method of calculation for diluted weighted average common shares for the three and six-month periods ended June 30, 2003, respectively, as their exercise prices exceeded the average market price of the Company’s common stock for these periods and their effect would be anti-dilutive.

4. Other Intangible Assets

Amortizable intangible assets included in the accompanying condensed consolidated balance sheets are as follows:

	As of June 30, 2004
	Carrying	Accumulated
	Amount	Amortization	Net
Patents	$2,161,000	$852,000	$1,309,000

	As of December 31, 2003
	Carrying	Accumulated
	Amount	Amortization	Net
Patents	$1,960,000	$746,000	$1,214,000

The Company amortizes patents over a period of seven years. Amortization expense for the three and six months ended June 30, 2004 was $79,000 and $153,000, respectively, compared to $66,000 and $130,000 for the same periods in the prior year. Amortization expense of intangible assets recorded as of June 30, 2004 is expected to be approximately $245,000 in each of the next five fiscal years.

5. Stockholders’ Equity

During September 2003, the Company sold 1,666,740 shares of common stock at $7.50 per share with net proceeds to the Company of $11,563,000. In connection with the sale of the common stock, the Company granted the investors warrants to purchase 250,011 shares of common stock with an exercise price of $10.00 per share. The estimated fair value of these warrants on the grant date was $1,272,000 as calculated by the Black-Scholes pricing model. These warrants are fully exercisable and expire five years from the date of grant. As of June 30, 2004, warrants to purchase 225,111 shares of common stock were outstanding. The following weighted average assumptions were used to calculate the fair value of these warrants using the Black-Scholes pricing model: contractual life of five years; stock volatility of 87%; risk-free interest rate of 2.730%; and no dividends during the term.

On April 19, 2004, the Company completed a public offering of 2,990,000 shares of common stock at $15.50 per share, of which 390,000 shares were issued pursuant to the exercise of the underwriters’ over-allotment option. The shares were sold at a price to the public of $15.50 per share resulting in net proceeds to the Company of approximately $43,000,000.

6. Operating Segments and Revenue Data

The Company operates in two reportable operating segments: the manufacturing and marketing of medical infusion pumps (the “Manufacturing and Marketing” operating segment) and the rental and third party billing of electronic medical infusion pumps that are manufactured by companies other than I-Flow Corporation (the “Rentals” operating segment.) The Manufacturing and Marketing operating segment consists of two major market segments, the IV Infusion Therapy market segment and Regional Anesthesia market segment. The Rentals operating segment consists of the activities of InfuSystem, Inc., a wholly owned subsidiary of the Company, which provides infusion pumps for chemotherapy to the Oncology Infusion Services market segment.

Operating segment information is as follows for the three and six-month periods ended June 30, 2004 and 2003:

	Manufacturing and
(Amounts in thousands)	Marketing	Rentals	Consolidated
Three months ended June 30, 2004
Revenues	$12,691	$4,476	$17,167
Operating income (loss)	(3,636)	1,128	(2,508)
Assets	81,618	13,221	94,839
Depreciation and amortization	326	453	779
Property additions	206	1,774	1,980

Six months ended June 30, 2004
Revenues	$22,597	$8,739	$31,336
Operating income (loss)	(6,974)	2,074	(4,900)
Assets	81,618	13,221	94,839
Depreciation and amortization	695	821	1,516
Property additions	730	2,870	3,600

Three months ended June 30, 2003
Revenues	$8,069	$3,314	$11,383
Operating income (loss)	(917)	824	(93)
Assets	25,333	11,179	36,512
Depreciation and amortization	183	465	648
Property additions	375	718	1,093

Six months ended June 30, 2003
Revenues	$15,174	$6,344	$21,518
Operating income (loss)	(1,664)	1,487	(177)
Assets	25,333	11,179	36,512
Depreciation and amortization	514	556	1,070
Property additions	748	1,258	2,006

The Company had a major customer which accounted for 10% of total revenues for the three and six month periods ended June 30, 2004 and 12% of the total revenues for the three and six-month periods ended June 30, 2003.

7. Guarantees and Indemnifications

From time to time, the Company enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnifications to either (a) purchasers of the Company’s businesses or assets or (b) entities from which the Company is acquiring assets or businesses; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities and other claims arising from the Company’s use of the leased premises; (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; and (iv) license, consulting, distribution and purchase agreements with the Company’s customers and other parties, under which the Company may be required to indemnify such parties for intellectual property infringement claims, product liability claims and other claims arising from the Company’s provision of products or services to such parties.

The terms of such obligations vary. Generally, a maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations. The Company has not issued any significant indemnities, commitments or guarantees during the three or six month periods ended June 30, 2004 and 2003 requiring recognition; thus, no liabilities have been recorded.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s current opinions about trends and factors that may impact future operating results. Statements that use words such as “believes,” “anticipates” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those expected, and readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-K, 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include, among others: implementation of our direct sales strategy; dependence on our suppliers and distributors; reliance on the success of the home health care industry; our continuing compliance with applicable laws and regulations, such as the Food, Drug and Cosmetic Act, and the FDA’s concurrence with our management’s subjective judgment on compliance issues; the reimbursement system currently in place and future changes to that system; competition in the industry; economic and political conditions in foreign countries; currency exchange rates; inadequacy of booked reserves; technological changes; and product availability and acceptance. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

Critical Accounting Policies

I-Flow prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States. Accordingly, the Company is required to make estimates, judgments and assumptions that the Company believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting policies that the Company believes are the most important to aid in fully understanding and evaluating its reported financial results are:

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

Inventories

The Company values inventory at the lower of the actual cost to purchase or manufacture the inventory and the current estimated market value of the inventory. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory on specifically identified items based primarily on the estimated forecast of product demand and production requirements for the next two years. A significant increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, the Company’s estimates of future product demand may prove to be inaccurate and thus the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have over-reported cost of goods sold in previous periods and would be required to recognize additional operating income at the time of sale. Therefore, although the Company seeks to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and reported operating results.

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

Goodwill

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), required the Company to cease amortizing goodwill and indefinite life intangible assets effective January 1, 2002. The Company’s business combinations have at various times resulted in the acquisition of goodwill and other intangible assets, which may affect the amount of future period amortization expense and impairment expense that the Company may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect its consolidated financial statements. The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The Company compares fair value of its reporting units to their carrying value, as well as other factors, to determine whether or not any potential impairment of goodwill exists. If a potential impairment exists, an impairment loss is recognized to the extent the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company cannot guarantee that there will be no impairment in the future. See Note 4 to Condensed Consolidated Financial Statements.

Divestiture of Spinal Specialties

The Company sold Spinal Specialties, Inc., a wholly owned subsidiary (“Spinal Specialties”), on November 1, 2003 to Integra LifeSciences Holdings Corporation for approximately $6,000,000 in cash and net proceeds of approximately $5,000,000.

The net income of Spinal Specialties prior to divestiture is presented in the Company’s operations as income from discontinued operations, net of tax. Reported in income from discontinued operations, net of tax, for the three and six months ended June 30, 2003 are net product sales from Spinal Specialties of $1,180,000 and $2,209,000, income before taxes of $137,000 and $242,000, and income tax expense of $59,000 and $103,000, respectively.

Overview

The Company designs, develops and markets technically advanced, low-cost drug delivery systems and services that provide life-enhancing, cost-effective solutions for pain relief and intravenous infusion therapy. The Company focuses on three distinct markets: Regional Anesthesia, IV Infusion Therapy and Oncology Infusion Services. The Company’s products are used in hospitals, ambulatory surgery centers, physicians’ offices and patients’ homes.

The Company’s strategic focus for future growth is on the Regional Anesthesia market and, more specifically, on the Company’s pain relief products marketed under its ON-Q® brand. The Company intends to continue to expand its sales and marketing efforts to further penetrate the United States post-surgical pain relief market for its ON-Q products.

Results of Operations

Revenue

Net revenues during the three and six-month periods ended June 30, 2004 were $17,167,000 and $31,336,000 compared to $11,383,000 and $21,518,000, respectively, for the same periods in the prior year, representing increases of 51% and 46%, respectively. During the three and six-month periods ended June 30, 2004, net product revenues increased 57%, to $12,691,000, and 49%, to 22,597,000, respectively, compared to the same period in the prior year. Rental income, comprised of the revenues of the Company’s InfuSystem subsidiary, increased by 35%, to $4,476,000, and 38%, to $8,739,000 for the three and six-month periods ended June 30, 2004, respectively, compared to the same period in the prior year.

The Company’s product revenues from the Manufacturing and Marketing operating segment during the three and six months ended June 30, 2004 and 2003 were generated in two primary market segments: Regional Anesthesia and IV Infusion Therapy. Regional Anesthesia product revenues increased by 96%, to $7,513,000, and by 93%, to $13,234,000, during the three and six months ended June 30, 2004, respectively, compared to $3,839,000 and $6,854,000 for the same periods in the prior year. This increase resulted from increased market penetration by the Company’s ON-Q® PainBuster® Post-Operative Pain Relief System, which resulted from rapid expansion of the Company’s sales force and a significant increase in awareness and adoption of the product. Regional Anesthesia products include the ON-Q® PainBuster® Post-Operative Pain Relief System, the ON-Q® C-bloc® Continuous Nerve Block System and the Soaker TM Catheter.

IV Infusion Therapy product sales, which included the Company’s intravenous elastomeric pumps, mechanical infusion devices and electronic infusion pumps and disposables, increased 22% and 13%, to $5,178,000 and $9,363,000, for the three and six months ended June 30, 2004, respectively, from $4,230,000 and $8,320,000 for the same periods in the prior year.

Revenues from the Rentals operating segment provided by the Company’s InfuSystem subsidiary within the Oncology Infusion Services market increased 35%, to $4,476,000, and 38%, to $8,739,000, for the three and six-month periods ended June 30, 2004, respectively, from $3,314,000 and $6,344,000 for the same periods in the prior year. This increase resulted primarily from the increased clinical usage of new chemotherapy drugs and protocols requiring the use of continuous intravenous pump services.

Cost of Revenue

The Company incurred cost of sales of $5,221,000 and $9,903,000 during the three and six-month periods ended June 30, 2004, respectively, compared to $4,032,000 and $7,487,000 for the comparable periods in the prior year. This represents increases of 29% and 32%, respectively. These increases are primarily due to higher sales volume. As a percentage of net product sales, product cost of revenues decreased for the three and six-month periods ended June 30, 2004 by approximately seven percentage points and four percentage points, respectively, compared to the same periods in the prior year. This decrease was due to increased sales of higher-margin products, including the

Company’s ON-Q® PainBuster® Post-Operative Pain Relief System, during the three and six-month periods ended June 30, 2004. As a percentage of rental revenues, rental cost of revenue was relatively constant for the three months ended June 30, 2004 compared to the same period in the prior year. For the six months ended June 30, 2004 rental cost of revenue as a percentage of rental revenue was unchanged as compared to the same period in the prior year.

Selling and Marketing Expenses

Selling and marketing expenses for the three and six-month periods ended June 30, 2004 increased over the same periods in the prior year by $5,329,000, or 116%, and $9,209,000, or 109%, respectively. For the three months ended June 30, 2004, these increases were primarily attributable to increases in compensation and related expenses ($3,427,000), travel and entertainment ($644,000), temporary help ($200,000), outside commissions and royalties ($217,000), conferences and conventions ($146,000), and other costs related to the expansion of the Company’s direct sales force. As a percentage of net revenues, selling and marketing expenses for the three months ended June 30, 2004 increased by 17 percentage points compared to the same period in the prior year.

For the six-month period ended June 30, 2004, the increase included increases in compensation and related expenses ($5,904,000), travel and entertainment ($1,149,000), temporary help ($271,000), outside commissions and royalties ($299,000), conferences and conventions ($186,000), and other costs related to the expansion of the Company’s direct sales force. The number of quota-carrying sales representatives in the Company’s hospital sales force as of June 30, 2004 was approximately double the number in the previous year. As a percentage of net revenues, selling and marketing expenses for the six months ended June 30, 2004 increased by 17 percentage points compared to the same period in the prior year.

General and Administrative Expenses

General and administrative expenses for the three and six-month periods ended June 30, 2004 increased by $1,510,000, or 65%, and $2,668,000, or 56%, respectively, compared to the comparable periods in the prior year. For the three months ended June 30, 2004, these increases included increases in bad debt provision, primarily for the Company’s Infusystem subsidiary ($309,000), compensation and related expenses ($614,000), depreciation expenses ($215,000), legal expenses ($187,000) and investor relations expenses ($121,000), as well as other increases due to growth of the Company. As a percentage of net revenues, general and administrative expenses increased by two percentage points compared to the same period in the prior year.

For the six-month period ended June 30, 2004, the increases included increases in bad debt provision, primarily for the Company’s Infusystem subsidiary ($814,000), increased compensation and related expenses ($959,000), depreciation expenses ($489,000), consulting expenses ($117,000), professional accounting expenses ($108,000) and legal expenses ($82,000), as well as other increases due to growth of the Company. As a percentage of net revenues, general and administrative expenses increased by two percentage points compared to the same period in the prior year.

Product Development Expenses

Product development expenses for the three and six-month periods ended June 30, 2004 increased by $171,000, or 33%, and $248,000, or 24%, respectively, compared to the same periods in the prior year. For the three months ended June 30, 2004, these increases included increased compensation and related expenses ($104,000), consulting fees ($37,000) and engineering supplies ($17,000).

For the six months ended June 30, 2004, the increase included increased compensation and related expenses ($88,000), consulting fees ($62,000), amortization of patents ($24,000), engineering supplies ($22,000), outside sterilization ($17,000) and regulatory testing ($10,000). The Company will continue to incur product development expenses as it continues its efforts to introduce new and improved technology and cost-efficient products into the market. Product development expenses as a percentage of net revenues for each of the three and six-month periods ended June 30, 2004 decreased by approximately one half of a percentage point compared to the same periods in the prior year, primarily due to higher sales levels.

Income Taxes

During the three and six-month periods ended June 30, 2004, the Company recorded income tax benefits of $930,000 and $1,786,000, respectively, compared to income tax benefits of $42,000 and $74,000 for the same periods in the prior year. The Company’s effective tax rates for the three and six-month periods ended June 30, 2004 were 38.2% and 37.3% compared to 42.9% and 42.5%, respectively, for the comparable periods in the prior year, due primarily to changes in consolidated state tax rates.

Liquidity and Capital Resources

During the six-month period ended June 30, 2004, cash of $2,036,000 was used in operating activities consisting of a net loss of $3,004,000 partially offset by net non-cash expenses of $1,769,000, less net changes in operating assets and liabilities of $801,000, primarily related to an increase in the provision for doubtful accounts along with increased bad debt write-offs at the Company’s InfuSystem subsidiary.

During the six-month period ended June 30, 2004, cash of $3,848,000 was used in investing activities, compared to $2,050,000 for the same period in the prior year. The expenditures in the six-month period ended June 30, 2004 consisted of $3,600,000 used to acquire capital equipment, including electronic infusion pumps for the Company’s Rentals business segment, computer equipment, purchased software, leasehold improvements, furniture, fixtures, tooling and equipment for use in the Company’s operations and a net outflow related to the acquisition of other assets, primarily patents, of $248,000.

During the six-month period ended June 30, 2004, net cash of $43,753,000 was provided by financing activities consisting primarily of $43,284,000 in net proceeds from a public offering of common stock and $470,000 in proceeds received upon the exercise of options and warrants to purchase common stock.

As of June 30, 2004, the Company had cash and cash equivalents of $53,036,000, net accounts receivable of $12,317,000 and net working capital of $71,164,000. Management believes the current funds, together with possible additional borrowings on the existing lines of credit and other bank loans, are sufficient to provide for the Company’s projected needs to maintain operations for at least the next 12 months. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes. On April 19, 2004, the Company completed a public offering of 2,990,000 shares of common stock which resulted in net proceeds to the Company of approximately $43,284,000. See Note 5 to the Condensed Consolidated Financial Statements.

The Company has a working capital line of credit with Silicon Valley Bank which expires on April 30, 2005. Under the line of credit, the Company may borrow up to the lesser of $4,000,000 or the sum of 80% of eligible accounts receivable plus 25% of eligible inventory, as defined, at the bank’s prime rate (4.0% at June 30, 2004). As of June 30, 2004, there were funds available for borrowing of $4,000,000 and no outstanding borrowings.

The Company’s InfuSystem subsidiary has a revolving line of credit with a bank under which it may borrow up to the lesser of $3,500,000 or 80% of eligible accounts receivable, as defined, at the bank’s prime rate less 0.25% (3.75% at June 30, 2004). There were no outstanding borrowings under the line of credit as of June 30, 2004 and there were funds available for borrowing of $3,500,000. The credit line expires on June 30, 2006. In addition, InfuSystem has a loan facility under which it may borrow up to $2,500,000 for the purchase of equipment. As of June 30, 2004, there were no outstanding borrowings under the loan facility.

The lines of credit and loan facility are collateralized by substantially all of the Company’s assets and require the Company to comply with covenants principally relating to working capital and liquidity. As of June 30, 2004, the Company believes that it was in compliance with all such covenants.

Contractual Obligations and Commercial Commitments

As of June 30, 2004, future payments related to contractual obligations and commercial commitments are as follows:

	Payment Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating Lease Obligations for Facilities	$634,000	$1,147,000	$857,000	$1,285,000	3,923,000
Purchase Commitments with Suppliers	3,660,000	—	—	—	3,660,000

Total Contractual Obligations and Commercial Commitments	$4,294,000	$1,147,000	$857,000	$1,285,000	$7,583,000

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003, the FASB issued FIN 46R which, among other matters, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE’s”). The consolidated requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. As the Company has determined that it does not have any SPE’s to which these interpretations apply, the Company adopted FIN46R in the first quarter of 2004 and such adoption did not have a material impact on its financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

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

Item 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to I-Flow Corporation (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There was no significant change in the Company’s internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of August 5, 2004, the Company was involved in legal proceedings in the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management any resulting future liability will not have a material adverse effect on the Company and its subsidiaries, taken as a whole.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

               On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. The stock repurchase program will be in effect until July 26, 2005, unless the program is terminated sooner by the board of directors.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s 2004 Annual Meeting of Stockholders was held on May 25, 2004.

(b)	Each of the directors nominated by the board of directors was elected at the Annual Meeting.

Director Nominee	Term	Votes In Favor	Votes Withheld
Joel S. Kanter	3 years	16,768,682	459,401
Erik H. Loudon	3 years	16,768,682	459,401

               In addition, John H. Abeles, M.D., James J. Dal Porto, Donald M. Earhart, Jack H. Halperin and Henry Tsutomu Tai, Ph.D., M.D. continued to serve on our board of directors after the Annual Meeting.

(c)	All of the Company’s proposals, as described in the Company’s proxy statement, were approved as follows:

	Votes Cast
Proposal by the				Broker
Board of Directors	For	Against	Abstain	Non-Votes
To vote on a proposal to amend the I-Flow Corporation 2001 Equity Incentive Plan to increase the number of shares of common stock that may be issued under the plan by 1,750,000.	5,444,825	5,046,349	48,694	6,688,215

To ratify the selection of Deloitte & Touche LLP as the Company’s independent auditor for the fiscal year ending December 31, 2004.	17,055,453	112,947	59,682	1

Item 5. OTHER INFORMATION

Risk Factors. We are updating and restating our risk factors as follows:

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We have experienced net losses in prior periods and have an accumulated deficit. We may not achieve profitability in the future.

As of June 30, 2004, our accumulated deficit was approximately $18,087,000. We had net losses of $1,504,000 and $3,004,000 for the three and six-month periods ended June 30, 2004, respectively. We had net income (loss) of $1,267,000, ($3,035,000) and $457,000 for the years ended December 31, 2001, 2002 and 2003, respectively. We may not achieve or maintain profitability in the future, and further losses may arise.

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

We have invested, and continue to invest, substantial resources into the sales and marketing of our ON-Q products. If these products do not achieve significant clinical acceptance or if our direct sales strategy is not successful, our financial condition and operating results will be adversely affected.

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

Our activities are regulated by the Food, Drug and Cosmetic Act. Under the Food, Drug and Cosmetic Act, we are required, among other matters, to register our facilities and to list our devices with the United States Food and Drug Administration (“FDA”), to file notice of our intent to market certain new products under Section 510(k) of the Food, Drug and Cosmetic Act, to track the location of certain of our products, and to report any incidents of death or serious injury relating to our products. If we fail to comply with any of these regulations, or if the FDA subsequently disagrees with the manner in which we sought to comply with these regulations, we could be subjected to substantial civil and criminal penalties and a recall, seizure or injunction with respect to the manufacture or sale of our products.

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

During the six-month period ended June 30, 2004, our operating activities used cash of $2,036,000 and our investing activities used cash of $3,848,000. As of June 30, 2004, we had cash on hand of $53,036,000 and net accounts receivable of $12,317,000. We believe our current funds, together with possible additional borrowings on our existing lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to curtail our operations and/or seek additional financing.

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

As of June 30, 2004, $2,639,000 of our assets consisted of goodwill, an intangible asset acquired through the acquisition of InfuSystem. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our financial statements. For example, we review the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. We compare market value of our reporting units to book value, as well as consider other factors, to determine whether or not any potential impairment of goodwill exists. In fiscal year 2002, and as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, we wrote-off $3,474,000 of goodwill related to past acquisitions other than InfuSystem. We cannot guarantee that there will be no additional impairment in the future related to InfuSystem or other acquisitions we may make in the future. Any impairment charge will adversely affect our results of operations.

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

InfuSystem depends primarily on third-party reimbursement for the collection of its revenues. InfuSystem is paid directly by private insurers and governmental agencies, often on a fixed fee basis, for infusion services provided by InfuSystem to patients. InfuSystem’s revenues comprised 26% and 28% of our consolidated revenues for the three and six-month periods ended June 30, 2004, respectively. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues of InfuSystem could have a material adverse effect on our financial condition and results of operations.

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

The drug infusion industry is highly competitive. We compete in this industry based primarily on product performance, service and price. Some of our competitors have significantly greater resources than we do for research and development, manufacturing, marketing and sales. As a result, they may be better able to compete for market share, even in areas in which our products may be superior. We continue our efforts to introduce clinically effective, cost-efficient products into the market, but the industry is subject to technological changes and we may not be able to maintain any existing technological advantage long enough to establish our products and to achieve and sustain profitability. We may also see significant pricing pressure if new competitors enter into our target markets. If we are unable to effectively compete in our market, our financial condition and results of operations will materially suffer.

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

A defect in the design or manufacture of our products, or a failure of our products to perform for the use that we specify, could have a material adverse effect on our reputation in the industry and subject us to claims of liability for injuries and otherwise. Misuse of our product by a practitioner or patient that results in injury could similarly subject us to claims of liability. We currently have in place product liability insurance in the amount of $10,000,000 for liability losses, including legal defense costs. Any substantial underinsured loss would have a material adverse effect on our financial condition and results of operations. Furthermore, any impairment of our reputation could have a material adverse effect on our sales, revenues and prospects for future business.

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

The majority of our products are manufactured in Mexico by Block Medical, a wholly-owned subsidiary. We may encounter difficulties with the uncertainties inherent in doing business in a foreign country, including economic, political and regulatory uncertainties. Our stockholders’ equity may also be adversely affected by unfavorable translation adjustments arising from differences in exchange rates from period to period. In addition, we have not and currently do not hedge or enter into derivative contracts in an effort to address foreign exchange risk. If there are difficulties or problems in our Mexico facility, or other disruptions in our production and delivery process affecting product availability, these difficulties could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our sales is to customers in foreign countries. We may lose sales, market share and profits due to exchange rate fluctuations and other factors related to our foreign business.

For the three and six-month periods ended June 30, 2004, sales to customers in foreign countries comprised approximately 16% and 17% of our revenues, respectively. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.

We currently rely on two distributors for a significant percentage of our sales. If our relationship with one or both of these distributors were to deteriorate, our sales may materially decline.

During the six month period ended June 30, 2004, sales to B. Braun Medical S.A. (France), a distributor in Europe, and B. Braun Medical, Inc., a national distributor in the United States, accounted for approximately 10% and 4%, respectively, of our net revenues. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical, Inc. could cause a material decline in our overall sales and have a material adverse effect on our business.

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

Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the month of July 2004 was approximately 280,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.

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

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding warrants may be resold pursuant to currently effective registration statements. As of August 1, 2004, there were:

•	21,304,489 shares of common stock that have been issued in registered offerings and are freely tradable in the public markets;

•	225,111 shares of common stock underlying warrants which have been registered for resale under a Registration Statement on Form S-3 (Registration No. 333-109096);

•	131,000 shares of vested and unvested restricted common stock that have been issued under our restricted stock plans; and

•	an aggregate of 4,179,739 shares of common stock that may be issued upon the exercise of stock options and stock rights outstanding under our equity incentive plans.

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

We have in place several anti-takeover devices, including a stockholder rights plan, that may have the effect of delaying or preventing a sale, or changes in the management, of I-Flow. For example, one anti-takeover device provides for a board of directors that is separated into three classes, with their terms in office staggered over three-year periods. This has the effect of delaying a change in control of the board of directors without the cooperation of the incumbent board. In addition, our bylaws do not allow stockholders to call a special meeting of stockholders or act by written consent, and also require stockholders to give written notice of any proposal or director nomination to us within a specified period of time prior to any stockholder meeting.

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

On April 12, 2004, the Company filed a current report on Form 8-K that contained revised expectations regarding its first quarter financial results. On April 14, 2004, the Company filed a current report on Form 8-K to report that it had entered into an underwriting agreement pursuant to which it had agreed to sell up to 2,990,000 shares of its common stock in an underwritten public offering. On April 27, 2004, the Company filed a current report on Form 8-K pursuant to which it furnished a release regarding its first quarter financial results. On July 24, 2004, the Company filed a current report on Form 8-K pursuant to which it furnished a release regarding its second quarter results and to report the board of directors had authorized a repurchase of up to 1,000,000 shares of Company common stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-FLOW CORPORATION
Date: August 5, 2004	/s/Donald M. Earhart
Donald M. Earhart
President, Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: August 5, 2004	/s/James R. Talevich
James R. Talevich
Chief Financial Officer (As Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement, dated October 28, 2003, by and between Integra LifeSciences Corporation and I-Flow Corporation (1)

2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation (2)

2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. (3)

2.4	Agreement and Plan of Merger, dated February 9, 1998, by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (4)

2.5	Agreement for Purchase and Sale of Assets, dated July 3, 1996, by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (5)

3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation (6)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (2)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (7)

4.1	Specimen Common Stock Certificate (20)

4.2	Warrant Agreement, dated February 13, 1990, between the Company and American Stock Transfer & Trust Company, as warrant agent (9)

4.3	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as rights agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase (7)

4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.6	Form of Warrant, dated September 4, 2003 (1)

4.7	Form of Registration Rights Agreement, dated September 4, 2003 (1)

10.1	Form of Securities Purchase Agreement, dated September 2, 2003 (1)

10.2	I-Flow Corporation Amended and Restated 2001 Equity Incentive Plan *

10.3	2003 Restricted Stock Plan of I-Flow Corporation (10)*

10.4	2001 Restricted Stock Plan of I-Flow Corporation (12)*

10.5	1996 Stock Incentive Plan (13)*

10.6	1992 Non-Employee Director Stock Option Plan (14)*

10.7	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan, restated as of March 23, 1992 (15)*

10.8	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (16)

10.9	Underwriting Agreement, dated April 13, 2004 (21)

10.10	Reserved.

Exhibit No.	Exhibit
10.11	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (17)

10.12	Block Medical de Mexico lease agreement dated December 7, 1999 (22)

10.13	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated January 30, 2004 (22)

10.14	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated May 8, 2003 (10)

10.15	Loan Agreement, dated March 31, 2000, by and among InfuSystem, Inc., I-Flow Corporation and Old Kent Bank (10)

10.16	First Amendment to Loan Agreement, dated April 1, 2002, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank) (10)

10.17	Second Amendment to Loan Agreement, dated April 1, 2003, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank) (10)

10.18	Second Amended and Restated Promissory Note, dated April 1, 2003, between InfuSystem, Inc. and Fifth Third Bank (formerly Old Kent Bank) (10)

10.19	Promissory Note with Donald M. Earhart dated June 15, 2001 (8)*

10.20	Reserved.

10.21	Employment Agreement with Donald M. Earhart, dated May 16, 1990 (18)*

10.22	Amendment No. 1 to Employment Agreement with Donald M. Earhart, dated June 21, 2001 (8)*

10.23	Amended and Restated Employment Agreement with James J. Dal Porto, dated June 21, 2001 (8)*

10.24	Employment Agreement with James R. Talevich, dated June 30, 2000 (19) *

10.25	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001 (8)*

10.26	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (8)*

10.27	Agreement Re: Change in Control with James R. Talevich, dated June 21, 2001 (8)*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)	Reserved.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Definitive Proxy Statement filed on March 27, 1996.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Post-Effective Amendment to its Registration Statement (No. 33-41207) filed on October 27, 1992.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated April 14, 1997.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(19)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(20)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(21)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on April 14, 2004.

(22)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.