Form 10-Q
period 2004-09-30
I FLOW CORP /DE/
filed 2004-11-09
CIK 857728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

___________

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [ X ] No[   ]

     As of November 3, 2004 there were 21,712,472 shares of common stock outstanding.

I-FLOW CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

I-FLOW CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,400,000	$15,185,000
Accounts receivable, less allowance for doubtful accounts of $2,410,000 and $1,698,000 at September 30, 2004 and December 31, 2003, respectively	13,783,000	12,392,000
Inventories, net	7,946,000	6,815,000
Prepaid expenses and other current assets	912,000	652,000
Deferred income taxes	4,190,000	3,546,000

Total current assets	73,231,000	38,590,000

Property, net	10,250,000	6,744,000
Goodwill	2,639,000	2,639,000
Other intangible assets, net	1,371,000	1,214,000
Other long-term assets	147,000	147,000
Deferred income taxes	6,726,000	2,562,000

TOTAL	$94,364,000	$51,896,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,227,000	$3,134,000
Accrued payroll and related expenses	4,516,000	2,961,000
Income taxes payable	64,000	236,000
Other liabilities	408,000	792,000

Total current liabilities	7,215,000	7,123,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 40,000,000 shares authorized; 21,707,875 and 18,305,787 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	107,254,000	60,049,000
Accumulated other comprehensive loss	(247,000)	(192,000)
Accumulated deficit	(19,858,000)	(15,084,000)

Net stockholders’ equity	87,149,000	44,773,000

TOTAL	$94,364,000	$51,896,000

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Net product sales	$13,476,000	$8,547,000	$36,073,000	$23,721,000
Net rental income and other	5,212,000	3,275,000	13,951,000	9,619,000

Total revenues	18,688,000	11,822,000	50,024,000	33,340,000
Cost of revenues:
Product cost of revenues	3,819,000	3,213,000	11,217,000	8,845,000
Rental cost of revenues	1,558,000	1,099,000	4,063,000	2,954,000

Total cost of revenues	5,377,000	4,312,000	15,280,000	11,799,000
Gross Profit	13,311,000	7,510,000	34,744,000	21,541,000
Operating expenses:
Selling and marketing	11,729,000	5,316,000	29,352,000	13,730,000
General and administrative	3,835,000	2,414,000	11,275,000	7,186,000
Product development	743,000	589,000	2,013,000	1,611,000

Total operating expenses	16,307,000	8,319,000	42,640,000	22,527,000
Operating loss	(2,996,000)	(809,000)	(7,896,000)	(986,000)
Interest income (expense), net	182,000	(41,000)	292,000	(38,000)

Loss from continuing operations before income taxes	(2,814,000)	(850,000)	(7,604,000)	(1,024,000)
Income tax benefit	(1,044,000)	(343,000)	(2,830,000)	(417,000)

Loss from continuing operations	(1,770,000)	(507,000)	(4,774,000)	(607,000)
Income from discontinued operations, net of tax	—	121,000	—	260,000

Net loss	$(1,770,000)	$(386,000)	$(4,774,000)	$(347,000)

Loss per share from continuing operations:
Basic and diluted	$(0.08)	$(0.03)	$(0.24)	$(0.04)
Net loss per share:
Basic and diluted	$(0.08)	$(0.02)	$(0.24)	$(0.02)
Comprehensive Operations:
Net loss	$(1,770,000)	$(386,000)	$(4,774,000)	$(347,000)
Foreign currency translation gain (loss)	2,000	(28,000)	(44,000)	(86,000)
Unrealized loss on securities	(11,000)	—	(11,000)	—

Comprehensive loss	$(1,779,000)	$(414,000)	$(4,829,000)	$(433,000)

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,774,000)	$(347,000)
Income from discontinued operations	—	(260,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes benefit	(2,830,000)	(417,000)
Depreciation and amortization	2,377,000	1,847,000
Tax benefit from exercise of stock options	2,021,000	—
Stock based compensation	1,179,000	388,000
Provision for doubtful accounts receivable	1,473,000	187,000
Provision for inventory obsolescence	209,000	286,000
Gain (loss) on property disposal	117,000	6,000
Changes in operating assets and liabilities:
Accounts receivable	(2,864,000)	(1,494,000)
Inventories	(1,340,000)	(1,355,000)
Prepaid expenses and other current assets	(260,000)	(338,000)
Deferred tax assets	(1,978,000)	—
Accounts payable, accrued payroll and related expenses	648,000	990,000
Income taxes payable	(172,000)	137,000
Other liabilities	(384,000)	245,000

Net cash used in operating activities from continuing operations	(6,578,000)	(125,000)
Net cash used in operating activities from discontinued operations	—	(112,000)

Net cash used in operating activities	(6,578,000)	(237,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(5,777,000)	(2,854,000)
Patent acquisitions	(424,000)	(319,000)

Net cash used in investing activities from continuing operations	(6,201,000)	(3,173,000)
Net cash used in investing activities from discontinued operations	—	(34,000)

Net cash used in investing activities	(6,201,000)	(3,207,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings	—	1,000,000
Revolving line of credit payments	—	(1,000,000)
Proceeds from issuance of notes payable	—	816,000
Principal payments on notes payable	—	(889,000)
Net proceeds from common stock offering	43,088,000	11,630,000
Proceeds from exercise of stock options and warrants	918,000	1,561,000

Net cash provided by financing activities	44,006,000	13,118,000

Effect of exchange rates on cash	(12,000)	(105,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,215,000	9,569,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,185,000	1,700,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,400,000	$11,269,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$53,000

Income taxes paid	$126,000	$31,000

Unrealized loss on securities	$11,000	$—

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at September 30, 2004 and the results of its operations and cash flows for the three and nine-month periods ended September 30, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

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

The Company has restated its financial statements for the three and nine-month periods ended September 30, 2003 to present the operations of Spinal Specialties as discontinued operations. Reported in income from discontinued operations, net of tax, for the three and nine-month periods ended September 30, 2003 are net product sales from Spinal Specialties of $1,163,000 and $3,372,000, income before taxes of $180,000 and $422,000, and income tax expense of $59,000 and $162,000, respectively.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

The adoption of the provisions of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

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

Because the Company has adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for stock option grants to employees or non-employee directors with exercise prices equal to the fair market value of the underlying shares at the grant date. Had compensation cost for the Company’s option plans been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have been the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2004	2003	2004	2003
Net loss – as reported	$(1,770)	$(386)	$(4,774)	$(347)
Stock-based employee and director compensation included in net loss, net of tax	$285	$56	$662	$167
Total stock-based employee and director compensation expense determined under fair value based method for all awards, net of tax	$(1,103)	$(166)	$(2,995)	$(503)

Net loss – pro forma	$(2,588)	$(496)	$(7,107)	$(683)

Basic net loss per share – as reported	$(0.08)	$(0.02)	$(0.24)	$(0.02)
Basic net loss per share – pro forma	$(0.12)	$(0.03)	$(0.35)	$(0.04)
Diluted net loss per share – as reported	$(0.08)	$(0.02)	$(0.24)	$(0.02)
Diluted net loss per share – pro forma	$(0.12)	$(0.03)	$(0.35)	$(0.04)

The amounts in the above table related to stock-based employee and director compensation included in net loss, net of tax (using the effective tax rate for the periods presented) relate to employee and director stock options only and exclude compensation expense related to consultant stock options and restricted stock.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2004 and 2003: no dividend yield; expected volatility of 94% in 2003 and 90% in 2004; risk-free interest rate of 3.04% in 2003 and 3.64% in 2004; and expected lives of 5 years.

Reclassifications – Certain prior year amounts have been reclassified to conform to the presentation at September 30, 2004.

2. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2004	2003
Raw Materials	$5,515,000	$5,368,000
Work in Process	1,403,000	765,000
Finished Goods	3,096,000	2,838,000
Reserve for Obsolescence	(2,068,000)	(2,156,000)

Total	$7,946,000	$6,815,000

3. Earnings (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented, excluding unvested restricted stock which the Company has a right to repurchase in the event of early termination of employment of 46,000 shares and 148,000 shares as of September 30, 2004 and 2003, respectively.

Diluted net income (loss) per share is computed using the weighted average number of common and potential common shares outstanding during the periods utilizing the treasury stock method for stock options, warrants and unvested restricted stock, if dilutive.

The following is a reconciliation between the number of shares used in the basic and diluted net income (loss) per share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2004	2003	2004	2003
Net loss	$(1,770)	$(386)	$(4,774)	$(347)

Basic net loss per share
Weighted average number of common shares outstanding	21,501	16,445	20,185	15,827
Effect of dilutive securities:
Stock options and unvested restricted stock	—	—	—	—

Diluted net loss per share
Weighted average number of common and common equivalent shares outstanding	21,501	16,445	20,185	15,827

Options to purchase 320,000 and 183,000 shares of common stock have been excluded from the treasury stock method of calculation for diluted weighted average common shares for the three and nine-month periods ended September 30, 2004, respectively, as their exercise prices exceeded the average market price of the Company’s common stock for these periods and their effect would be anti-dilutive. Also excluded from the calculation were 46,000 unvested shares of restricted stock for the three and nine month periods ended September 30, 2004.

Options to purchase zero and 13,000 shares of common stock have been excluded from the treasury stock method of calculation for diluted weighted average common shares for the three and nine-month periods ended September 30, 2003, respectively, as their exercise prices exceeded the average market price of the Company’s common stock for these periods and their effect would be anti-dilutive. Also excluded from the calculation were 148,000 unvested shares of restricted stock for the three and nine month periods ended September 30, 2003.

4. Other Intangible Assets

Amortizable intangible assets included in the accompanying condensed consolidated balance sheets are as follows:

	As of September 30, 2004
	Carrying	Accumulated
	Amount	Amortization	Net
Patents	$2,239,000	$868,000	$1,371,000

	As of December 31, 2003
	Carrying	Accumulated
	Amount	Amortization	Net
Patents	$1,960,000	$746,000	$1,214,000

The Company amortizes patents over a period of seven years. Amortization expense for the three and nine months ended September 30, 2004 was $83,000 and $237,000, respectively, compared to $70,000 and $200,000 for the same periods in the prior year. Amortization expense of intangible assets recorded as of September 30, 2004 is expected to be approximately $245,000 in each of the next five fiscal years.

5. Stockholders’ Equity

During September 2003, the Company sold 1,666,740 shares of common stock at $7.50 per share with net proceeds to the Company of $11,563,000. In connection with the sale of the common stock, the Company granted the investors warrants to purchase 250,011 shares of common stock with an exercise price of $10.00 per share. The estimated fair value of these warrants on the grant date was $1,272,000 as calculated by the Black-Scholes pricing model. These warrants are fully exercisable and expire five years from the date of grant. As of September 30, 2004, warrants to purchase 225,111 shares of common stock were outstanding. The following weighted average assumptions were used to calculate the fair value of these warrants using the Black-Scholes pricing model: contractual life of five years; stock volatility of 87%; risk-free interest rate of 2.730%; and no dividends during the term.

On April 19, 2004, the Company completed a public offering of 2,990,000 shares of common stock at $15.50 per share, of which 390,000 shares were issued pursuant to the exercise of the underwriters’ over-allotment option. The shares were sold at a price to the public of $15.50 per share resulting in net proceeds to the Company of approximately $43,088,000.

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

Operating segment information is as follows for the three and nine-month periods ended September 30, 2004 and 2003:

	Manufacturing and
(Amounts in thousands)	Marketing	Rentals	Consolidated
Three months ended September 30, 2004
Revenues	$13,476	$5,212	$18,688
Operating income (loss)	(4,448)	1,634	(2,814)
Assets	78,796	15,568	94,364
Depreciation and amortization	326	535	861
Property additions	281	1,896	2,177

Nine months ended September 30, 2004
Revenues	$36,073	$13,951	$50,024
Operating income (loss)	(11,312)	3,708	(7,604)
Assets	78,796	15,568	94,364
Depreciation and amortization	1,021	1,356	2,377
Property additions	1,011	4,766	5,777

Three months ended September 30, 2003
Revenues	$8,547	$3,275	$11,822
Operating income (loss)	(1,297)	447	(850)
Assets	36,438	10,843	47,281
Depreciation and amortization	480	315	795
Property additions	374	474	848

Nine months ended September 30, 2003
Revenues	$23,721	$9,619	$33,340
Operating income (loss)	(2,958)	1,934	(1,024)
Assets	36,438	10,843	47,281
Depreciation and amortization	976	871	1,847
Property additions	1,122	1,732	2,854

The Company had a major customer which accounted for 7% and 9% of total revenues, respectively, for the three and nine month periods ended September 30, 2004 and 10% and 11% of total revenues, respectively, for the three and nine-month periods ended September 30, 2003.

7. Guarantees and Indemnifications

From time to time, the Company enters into contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnifications to either (a) purchasers of the Company’s businesses or assets or (b) entities from which the Company is acquiring assets or businesses; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities and other claims arising from the Company’s use of the leased premises; (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; (iv) underwriting agreements for the offering of securities; and (v) license, consulting, distribution and purchase agreements with the Company’s customers and other parties, under which the Company may be required to indemnify such parties for intellectual property infringement claims, product liability claims and other claims arising from the Company’s provision of products or services to such parties.

The terms of such obligations vary. Generally, a maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations. The Company has not issued any significant indemnities, commitments or guarantees during the three or nine month periods ended September 30, 2004 and 2003 requiring recognition; thus, no liabilities have been recorded.

As of November 4, 2004, the Company was involved in legal proceedings in the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management any resulting future liability will not have a material adverse effect on the Company and its subsidiaries taken as a whole.

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

The Company recognizes rental revenues from medical pumps over the term of the related agreement, generally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which often differ from contractually allowable rates provided by third party payors such as Medicare, Medicaid and commercial insurance carriers. The Company records net rental revenues at the estimated realizable amounts from patients and third party payors. The Company experiences significant delays in payment with certain of these third party payors, but it continuously monitors reimbursement rates of the third party payors and the timing of such payments. Any change in reimbursement or collection rates could have a material adverse impact on the Company’s operating results for the period or periods in which the change is identified.

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

Goodwill

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), required the Company to cease amortizing goodwill and indefinite life intangible assets effective January 1, 2002. The Company’s business combinations have at various times resulted in the acquisition of goodwill and other intangible assets, which may affect the amount of future period amortization expense and impairment expense that the Company may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect its consolidated financial statements. The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The Company compares fair value of its reporting units to their carrying value, as well as other factors, to determine whether or not any potential impairment of goodwill exists. In calculating the potential impairment charge, the fair value of the reporting unit is estimated using a market multiple methodology. If a potential impairment exists, an impairment loss is recognized to the extent the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company cannot guarantee that there will be no impairment in the future. See Note 4 to Condensed Consolidated Financial Statements.

Divestiture of Spinal Specialties

The Company sold Spinal Specialties, Inc., a wholly owned subsidiary (“Spinal Specialties”), on November 1, 2003 to Integra LifeSciences Holdings Corporation for approximately $6,000,000 in cash and net proceeds of approximately $5,000,000.

The net income of Spinal Specialties prior to divestiture is presented in the Company’s operations as income from discontinued operations, net of tax. Reported in income from discontinued operations, net of tax, for the three and nine months ended September 30, 2003 are net product sales from Spinal Specialties of $1,163,000 and $3,372,000, income before taxes of $180,000 and $422,000, and income tax expense of $59,000 and $162,000, respectively.

Overview and Recent Developments

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

On November 9, 2004, the Company announced the first coverage by Medicare for ON-Q® PainBuster®. This result arose out of a specific case in which ON-Q PainBuster was used for a patient following surgery. Historically, all of Medicare’s regional contractors enforced policies that resulted in denied payments for ON-Q PainBuster. The decision that ON-Q was medically necessary, and therefore payable by Medicare, was made by an administrative law judge based upon the law and clinical evidence submitted by the Company on appeal. With this decision, the Company intends to request that each Medicare contractor revise its coverage policy so that such contractors will begin to provide payment for ON-Q PainBuster when it is used to treat post-operative pain. Additionally, private payer systems commonly establish coverage decisions based upon Medicare policy. Accordingly, the Company plans to leverage this coverage decision with private insurers as well.

Results of Operations

Revenue

Net revenues during the three and nine-month periods ended September 30, 2004 were $18,688,000 and $50,024,000 compared to $11,822,000 and $33,340,000, respectively, for the same periods in the prior year, representing increases of 58% and 50%, respectively. During the three and nine-month periods ended September 30, 2004, net product revenues increased 58%, to $13,476,000, and 52%, to 36,073,000, respectively, compared to the same period in the prior year. Rental income, comprised of the revenues of the Company’s InfuSystem subsidiary, increased by 59%, to $5,212,000, and 45%, to $13,951,000 for the three and nine-month periods ended September 30, 2004, respectively, compared to the same period in the prior year.

The Company’s product revenues from the Manufacturing and Marketing operating segment during the three and nine months ended September 30, 2004 and 2003 were generated in two primary market segments: Regional Anesthesia and IV Infusion Therapy. Regional Anesthesia product revenues increased by 117%, to $8,735,000, and by 102%, to $21,969,000, during the three and nine months ended September 30, 2004, respectively, compared to $4,032,000 and $10,886,000 for the same periods in the prior year. This increase resulted from increased market penetration by the Company’s ON-Q® PainBuster® Post-Operative Pain Relief System. Regional Anesthesia products include the ON-Q® PainBuster® Post-Operative Pain Relief System, the ON-Q® C-bloc® Continuous Nerve Block System and the Soaker TM Catheter.

IV Infusion Therapy product sales, which included the Company’s intravenous elastomeric pumps, mechanical infusion devices and electronic infusion pumps and disposables, increased 5% and 10%, to $4,741,000 and $14,104,000, for the three and nine months ended September 30, 2004, respectively, from $4,515,000 and $12,835,000 for the same periods in the prior year.

Revenues from the Rentals operating segment provided by the Company’s InfuSystem subsidiary within the Oncology Infusion Services market increased 59%, to $5,212,000, and 45%, to $13,951,000, for the three and nine-month periods ended September 30, 2004, respectively, from $3,275,000 and $9,619,000 for the same periods in the prior year. This increase resulted primarily from the increased clinical usage of new chemotherapy drugs and protocols requiring the use of continuous intravenous pump services.

Cost of Revenue

The Company incurred cost of revenues of $5,377,000 and $15,280,000 during the three and nine-month periods ended September 30, 2004, respectively, compared to $4,312,000 and $11,799,000 for the comparable periods in the prior year. This represents increases of 25% and 30%, respectively. These increases are primarily due to higher sales volume. As a percentage of net product sales, product cost of revenues decreased for the three and nine-month periods ended September 30, 2004 by approximately nine percentage points and six percentage points, respectively, compared to the same periods in the prior year. This decrease was due to increased sales of higher-margin products, including the Company’s ON-Q® PainBuster® Post-Operative Pain Relief System, during the three and nine-month periods ended September 30, 2004. As a percentage of rental revenues, rental cost of revenue decreased for the three and nine-month periods ended September 30, 2004 by approximately four percentage points and two percentage points, respectively, compared to the same periods in the prior year.

Selling and Marketing Expenses

Selling and marketing expenses for the three and nine-month periods ended September 30, 2004 increased over the same periods in the prior year by $6,413,000, or 121%, and $15,622,000, or 114%, respectively. For the three months ended September 30, 2004, these increases were primarily attributable to increases in compensation and related expenses ($4,845,000), travel and entertainment ($557,000), recruiting fees ($230,000), outside commissions and royalties ($204,000), advertising and promotions ($135,000), and other costs related to the expansion of the Company’s direct sales force. As a percentage of net revenues, selling and marketing expenses for the three months ended September 30, 2004 increased by 18 percentage points compared to the same period in the prior year.

For the nine-month period ended September 30, 2004, the increase included increases in compensation and related expenses ($10,793,000), travel and entertainment ($1,750,000), outside commissions and royalties ($507,000), conferences and conventions ($550,000), advertising and promotions ($378,000), marketing samples ($312,000), recruiting fees ($233,000), temporary help ($225,000) and other costs related to the expansion of the Company’s direct sales force. In a transaction effective January 1, 2002 I-Flow re-acquired from Ethicon Endo-Surgery the contractual rights to distribute ON-Q on a direct basis. Since that time, ON-Q revenues have increased rapidly, and the company’s primary strategy has been to rapidly increase market awareness of the clinical and economic advantages of ON-Q technology through a combination of clinical studies, sales force expansion and marketing programs. The number of quota-carrying sales representatives in the Company’s hospital sales force as of September 30, 2004 was approximately double the number in the previous year. As a percentage of net revenues, selling and marketing expenses for the nine months ended September 30, 2004 increased by 18 percentage points compared to the same period in the prior year.

General and Administrative Expenses

General and administrative expenses for the three and nine-month periods ended September 30, 2004 increased by $1,421,000, or 59%, and $4,089,000, or 57%, respectively, compared to the comparable periods in the prior year. For the three months ended September 30, 2004, these increases included increases in compensation and related expenses ($536,000), bad debt provision ($225,000), consulting fees ($349,000), professional accounting fees ($137,000), and legal expenses ($133,000), as well as other increases due to growth of the Company. As a percentage of net revenues, general and administrative expenses remained constant when compared to the same period in the prior year.

For the nine-month period ended September 30, 2004, the increases included increased compensation and related expenses ($1,511,000), increases in bad debt provision, primarily for the Company’s Infusystem subsidiary ($1,285,000), consulting fees ($419,000), professional accounting fees ($171,000), and legal expenses ($130,000), as well as other increases due to growth of the Company. The increase in the bad debt provision resulted from significantly increased sales volume in the Regional Anesthesia and Oncology (InfuSystem) markets, and the accelerated settlement and adjustment of old accounts receivable by InfuSystem. As a percentage of net revenues, general and administrative expenses increased by one percentage point compared to the same period in the prior year.

Product Development Expenses

Product development expenses for the three and nine-month periods ended September 30, 2004 increased by $154,000, or 26%, and $402,000, or 25%, respectively, compared to the same periods in the prior year. For the three months ended September 30, 2004, these increases included increased compensation and related expenses ($65,000), pre production costs ($28,000), engineering supplies ($14,000) and amortization of patents ($13,000).

For the nine months ended September 30, 2004, the increase included increased compensation and related expenses ($158,000), consulting fees ($65,000), amortization of patents ($37,000), engineering supplies ($35,000), outside sterilization ($27,000) and pre production costs ($30,000). The Company will continue to incur product development expenses as it continues its efforts to introduce new and improved technology and cost-efficient products into the market. Product development expenses as a percentage of net revenues for each of the three and nine-month periods ended September 30, 2004 decreased by approximately one percentage point compared to the same periods in the prior year, primarily due to higher sales levels.

Income Taxes

During the three and nine-month periods ended September 30, 2004, the Company recorded income tax benefits of $1,044,000 and $2,830,000, respectively, compared to income tax benefits of $343,000 and $417,000 for the same periods in the prior year. The Company’s effective tax rates for the three and nine-month periods ended September

30, 2004 were 37.1% and 37.2% compared to 40.4% and 40.7%, respectively, for the comparable periods in the prior year, primarily due to changes in consolidated state tax rates.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2004, cash of $6,578,000 was used in operating activities consisting of a net loss of $4,774,000 partially offset by net non-cash expenses of $4,546,000, less net changes in operating assets and liabilities of $6,350,000, primarily related to increased selling expenses, accounts receivable, provision for doubtful accounts and inventories.

During the nine-month period ended September 30, 2004, cash of $6,201,000 was used in investing activities, compared to $3,207,000 for the same period in the prior year. The expenditures in the nine-month period ended September 30, 2004 consisted of $5,777,000 used to acquire capital equipment, including electronic infusion pumps for the Company’s Rentals operating segment, computer equipment, purchased software, leasehold improvements, furniture, fixtures, tooling and equipment for use in the Company’s operations and a net outflow related to the acquisition of other assets, primarily patents, of $424,000.

During the nine-month period ended September 30, 2004, net cash of $44,006,000 was provided by financing activities consisting primarily of $43,088,000 in net proceeds from a public offering of common stock completed April 19, 2004 and $918,000 in proceeds received upon the exercise of options and warrants to purchase common stock. See Note 5 to the Condensed Consolidated Financial Statements.

As of September 30, 2004, the Company had cash and cash equivalents of $46,400,000, net accounts receivable of $13,783,000 and net working capital of $66,016,000. Management believes the current funds, together with possible additional borrowings on the existing lines of credit and other bank loans, are sufficient to provide for the Company’s projected needs to maintain operations for at least the next 12 months. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.

The Company has a working capital line of credit with Silicon Valley Bank which expires on April 30, 2005. Under the line of credit, the Company may borrow up to the lesser of $4,000,000 or the sum of 80% of eligible accounts receivable plus 25% of eligible inventory, as defined, at the bank’s prime rate (4.75% at September 30, 2004). As of September 30, 2004, there were funds available for borrowing of $4,000,000 and no outstanding borrowings.

The Company’s InfuSystem subsidiary has a revolving line of credit with a bank under which it may borrow up to the lesser of $3,500,000 or 80% of eligible accounts receivable, as defined, at the bank’s prime rate less 0.25% (4.5% at September 30, 2004). As of September 30, 2004, there were funds available for borrowing of $3,500,000 and no outstanding borrowings. The credit line expires on June 30, 2006. In addition, InfuSystem has a loan facility under which it may borrow up to $2,500,000 for the purchase of equipment. As of September 30, 2004, there were no outstanding borrowings under the loan facility.

The lines of credit and loan facility are collateralized by substantially all of the Company’s assets and require the Company to comply with covenants principally relating to working capital and liquidity. As of September 30, 2004, the Company believes that it was in compliance with all such covenants.

Contractual Obligations and Commercial Commitments

As of September 30, 2004, future payments related to contractual obligations and commercial commitments are as follows:

	Payment Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating Lease Obligations for Facilities	$634,000	$1,147,000	$857,000	$1,178,000	$3,816,000
Purchase Commitments with Suppliers	2,377,000	—	—	—	2,377,000

Total Contractual Obligations and Commercial Commitments	$3,011,000	$1,147,000	$857,000	$1,178,000	$6,193,000

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

The adoption of the provisions of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

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

Item 4. CONTROLS AND PROCEDURES.

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We are evaluating the effectiveness of our internal controls over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year beginning in 2004, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our Annual Report on Form 10-K for the fiscal year ending on December 31, 2004. Section 404 also requires our independent accountant to attest to, and report on, management’s assessment of our internal controls over financial reporting. In evaluating our internal controls over financial reporting, we have identified a number of changes that need to made to our internal controls, primarily related to better documenting the controls and related changes to information systems used in financial reporting. We began making these changes during the third quarter of 2004. The changes made during the third quarter of 2004 did not, individually or in the aggregate, have a material effect on our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     As of November 4, 2004, the Company was involved in legal proceedings in the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management any resulting future liability will not have a material adverse effect on the Company and its subsidiaries, taken as a whole.

Item 2.	UNREGISTERED SALES OF SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. The stock repurchase program will be in effect until July 26, 2005, unless the program is terminated sooner or extended by the board of directors. As of September 30, 2004, the Company had not repurchased any equity securities under the stock repurchase program.

Item 5. OTHER INFORMATION

Risk Factors. We are updating and restating our risk factors as follows:

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We have experienced net losses in prior periods and have an accumulated deficit. We may not achieve profitability in the future.

As of September 30, 2004, our accumulated deficit was approximately $19,858,000. We had net losses of $1,770,000 and $4,774,000 for the three and nine-month periods ended September 30, 2004, respectively. We had net income (loss) of $1,267,000, ($3,035,000) and $457,000 for the years ended December 31, 2001, 2002 and 2003, respectively. We may not achieve or maintain profitability in the future, and further losses may arise.

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

During the nine-month period ended September 30, 2004, our operating activities used cash of $6,578,000 and our investing activities used cash of $6,201,000. As of September 30, 2004, we had cash on hand of $46,400,000 and net accounts receivable of $13,783,000. We believe our current funds, together with possible additional borrowings on our existing lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to curtail our operations and/or seek additional financing.

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

As of September 30, 2004, $2,639,000 of our assets consisted of goodwill, an intangible asset acquired through the acquisition of InfuSystem. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our financial statements. For example, we review the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. We compare market value of our reporting units to book value, as well as consider other factors, to determine whether or not any potential impairment of goodwill exists. In fiscal year 2002, and as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, we wrote-off $3,474,000 of goodwill related to past acquisitions other than InfuSystem. We cannot guarantee that there will be no additional impairment in the future related to InfuSystem or other acquisitions we may make in the future. Any impairment charge will adversely affect our results of operations.

Our deferred tax assets may not be realized.

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. At September 30, 2004 the Company had net deferred tax assets of $10,916,000, including a valuation allowance of $3,449,000. If the Company is unable to generate sufficient taxable income in the future to utilize the deferred tax assets, the Company may be required to write down the deferred tax assets. A write-down or write-off of the deferred tax assets would have a material adverse impact on the Company’s income tax expense and net income for the period or periods in which the adjustment occured.

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

InfuSystem depends primarily on third-party reimbursement for the collection of its revenues. InfuSystem is paid directly by private insurers and governmental agencies, often on a fixed fee basis, for infusion services provided by InfuSystem to patients. InfuSystem’s revenues comprised 28% of our consolidated revenues for both the three and nine-month periods ended September 30, 2004. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues of InfuSystem could have a material adverse effect on our financial condition and results of operations.

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

Our industry is intensely competitive and changes rapidly. If we are unable to maintain a technological and marketing lead over our competitors, our business operations will suffer.

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

For the three and nine-month periods ended September 30, 2004, sales to customers in foreign countries comprised approximately 14% and 16% of our revenues, respectively. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.

We currently rely on two distributors for a significant percentage of our sales. If our relationship with one or both of these distributors were to deteriorate, our sales may materially decline.

During the nine-month period ended September 30, 2004, sales to B. Braun Medical S.A. (France), a distributor in Europe, and B. Braun Medical, Inc., a national distributor in the United States, accounted for approximately 13% of our net revenues. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical, Inc. could cause a material decline in our overall sales and have a material adverse effect on our business.

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates, judgments and assumptions that may ultimately prove to be incorrect.

The accounting estimates and judgments that management must make in the ordinary course of business affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. If the underlying estimates are ultimately proven to be incorrect, subsequent adjustments resulting from errors could have a material adverse effect on our operating results for the period or periods in which the change is identified. Additionally, subsequent adjustments could require us to restate our financial statements. Restating financial statements could result in a material decline in the price of our stock.

RISKS RELATED TO OUR COMMON STOCK

The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.

Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the month of October 2004 was approximately 135,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.

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

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding warrants may be resold pursuant to currently effective registration statements. As of September 30, 2004, there were:

•	21,579,875 shares of common stock that have been issued in registered offerings and are freely tradable in the public markets;

•	225,111 shares of common stock underlying warrants which have been registered for resale under a Registration Statement on Form S-3 (Registration No. 333-109096);

•	128,000 shares of vested and unvested restricted common stock that have been issued under our restricted stock plans; and

•	an aggregate of 4,058,798 shares of common stock that may be issued upon the exercise of stock options and stock rights outstanding under our equity incentive plans.

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

Item 6. EXHIBITS

The Exhibit Index included herewith is incorporated herein.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-FLOW CORPORATION

Date: November 8, 2004	/s/Donald M. Earhart

Donald M. Earhart
President, Chairman and Chief Executive Officer
(On behalf of the registrant)

Date: November 8, 2004	/s/James R. Talevich

James R. Talevich
Chief Financial Officer
(As Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement, dated October 28, 2003, by and between Integra LifeSciences Corporation and I-Flow Corporation (1)

2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation (2)

2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. (3)

2.4	Agreement and Plan of Merger, dated February 9, 1998, by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (4)

2.5	Agreement for Purchase and Sale of Assets, dated July 3, 1996, by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (5)

3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation (6)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (2)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (7)

4.1	Specimen Common Stock Certificate (20)

4.2	Warrant Agreement, dated February 13, 1990, between the Company and American Stock Transfer & Trust Company, as warrant agent (9)

4.3	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as rights agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase (7)

4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.6	Form of Warrant, dated September 4, 2003 (1)

4.7	Form of Registration Rights Agreement, dated September 4, 2003 (1)

10.1	Form of Securities Purchase Agreement, dated September 2, 2003 (1)

10.2	I-Flow Corporation Amended and Restated 2001 Equity Incentive Plan (11)*

10.3	2003 Restricted Stock Plan of I-Flow Corporation (10)*

10.4	2001 Restricted Stock Plan of I-Flow Corporation (12)*

10.5	1996 Stock Incentive Plan (13)*

10.6	1992 Non-Employee Director Stock Option Plan (14)*

10.7	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan, restated as of March 23, 1992 (15)*

10.8	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (16)

10.9	Underwriting Agreement, dated April 13, 2004 (21)

10.10	Reserved.

Exhibit No.	Exhibit
10.11	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (17)

10.12	Block Medical de Mexico lease agreement dated December 7, 1999 (22)

10.13	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated January 30, 2004 (22)

10.14	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated May 8, 2003 (10)

10.15	Loan Agreement, dated March 31, 2000, by and among InfuSystem, Inc., I-Flow Corporation and Old Kent Bank (10)

10.16	First Amendment to Loan Agreement, dated April 1, 2002, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank) (10)

10.17	Second Amendment to Loan Agreement, dated April 1, 2003, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank) (10)

10.18	Second Amended and Restated Promissory Note, dated April 1, 2003, between InfuSystem, Inc. and Fifth Third Bank (formerly Old Kent Bank) (10)

10.19	Promissory Note with Donald M. Earhart dated June 15, 2001 (8)*

10.20	Reserved.

10.21	Employment Agreement with Donald M. Earhart, dated May 16, 1990 (18)*

10.22	Amendment No. 1 to Employment Agreement with Donald M. Earhart, dated June 21, 2001 (8)*

10.23	Amended and Restated Employment Agreement with James J. Dal Porto, dated June 21, 2001 (8)*

10.24	Employment Agreement with James R. Talevich, dated June 30, 2000 (19) *

10.25	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001 (8)*

10.26	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (8)*

10.27	Agreement Re: Change in Control with James R. Talevich, dated June 21, 2001 (8)*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Definitive Proxy Statement filed on March 27, 1996.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Post-Effective Amendment to its Registration Statement (No. 33-41207) filed on October 27, 1992.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated April 14, 1997.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(19)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(20)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(21)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on April 14, 2004.

(22)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.