Form 10-K
period 2004-12-31
I FLOW CORP /DE/
filed 2005-03-16
CIK 857728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑ No ☐

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
Yes ☑ No ☐

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2004 (the last trading day of the second fiscal quarter) was $254,224,900, based on a closing price of $11.86 on the Nasdaq Stock Market on such day. The number of shares of the registrant’s common stock outstanding at March 5, 2005 was 22,296,503.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part II, Item 5 and Part III of this annual report on Form 10-K is incorporated by reference to portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on May 26, 2005, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2004.

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

Recent Developments

On November 9, 2004, the Company announced the first payment by Medicare for the ON-Q® PainBuster®. This result arose out of a specific case in which the ON-Q PainBuster was used on a patient following surgery. Historically, all of Medicare’s regional carriers enforced policies that denied payments for the use of the ON-Q PainBuster. The decision that ON-Q was medically necessary, and therefore payable by Medicare, was made by an administrative law judge based upon the law and clinical evidence submitted by the Company in the course of the Company’s appeal of the initial decision to deny coverage. With this decision, the Company intends to request that each Medicare carrier revise its coverage policy so that contractors will begin to provide payment for the ON-Q PainBuster when it is used to treat post-operative pain. Additionally, private payer systems commonly establish coverage decisions based upon Medicare policy. Accordingly, the Company plans to use this coverage decision to seek to influence private insurers as well. There is no guarantee, however, that insurance coverage by Medicare or by private insurers will increase as a result of these or other developments.

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

Divestitures

On November 1, 2003, the Company sold Spinal Specialties to Integra LifeSciences Holdings Corporation for approximately $6,000,000 in cash, with net cash proceeds to the Company of approximately $5,044,000. The business of Spinal Specialties is discussed above.

The Company’s Products

I-Flow offers health care professionals an array of cost-effective drug delivery devices designed to meet the needs of today’s managed care environment in both hospital and alternate site settings. The I-Flow family of products is focused on three primary market segments – Regional Anesthesia, Intravenous (IV) Infusion Therapy and Oncology Infusion Services.

Regional Anesthesia

Acute Pain Kits

I-Flow’s acute pain kit product line includes the ON-Q® PainBuster® Post-Operative Pain Relief System, the SoakerTM Catheter and the C-blocTM Continuous Nerve Block System. I-Flow’s ON-Q systems offer continuous wound site pain management, which is considered to be one of the most ideal treatments for post-operative pain. This approach represents a significant improvement over traditional methods of post-operative pain management because fewer narcotics, which have negative side effects, are used. I-Flow’s C-bloc system combines the advantages of a custom nerve block kit with the added feature of a disposable infusion pump. Studies have shown that ON-Q, when used for the treatment of post-operative pain, reduced average pain scores, reduced the use of narcotics for pain control following surgery, and decreased the average length of hospital stays.

The Company’s SoakerTM Catheters (2.5” and 5” versions) were granted United States Food and Drug Administration (“FDA”) permission for use for pain management of large surgical incisions in November 1999 and March 2000, respectively. The Company’s 1” and 10” Soaker Catheters were granted FDA permission for use in January 2005. The Soaker Catheter, which attaches to I-Flow’s diverse line of infusion systems, provides the continuous, even infusion of a non-narcotic, local anesthetic directly along surgical incisions for post-operative pain management.

IV Infusion Therapy

Elastomerics

I-Flow’s product line of elastomeric pumps delivers medication from an elastic “balloon” that does not rely on gravity for proper delivery. These pumps are small enough to fit into a patient’s pocket or be clipped to a patient’s clothing. This easy-to-use technology provides health care professionals with a device that is both safe and simple enough for patients to use for self-administration of medication. These characteristics provide patients with better mobility and a quicker transition to rehabilitation. The Company’s elastomeric line of products can be used for antibiotic therapy, pain management medications, chemotherapy and other medications. The Company’s elastomeric products include its patented Homepump Eclipse® and the Homepump Eclipse “C” Series.

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

Electronic Pumps

During 2004, the Company phased out its ambulatory electronic infusion products, which included the I-Flow VIP™ pump and the VOICELINK® Remote Programming System.

Oncology Infusion Services

InfuSystem provides ambulatory infusion pump systems and supplies to oncology offices and chemotherapy clinics. Pumps from a variety of manufacturers are offered to customers primarily on a rental basis. InfuSystem’s revenues are primarily derived from billings to third party insurers.

The Company’s Markets

The Company sells into three market segments: Regional Anesthesia, IV Infusion Therapy and Oncology Infusion Services. During the three years the Company has been marketing the ON-Q product line through its direct sales representatives, I-Flow has significantly expanded its product line and distribution capabilities to establish itself as a leading participant in the regional anesthesia market. Management believes that this expansion, coupled with the Company’s innovations in pain management and infusion technologies, has placed I-Flow in a position for future potential growth. The Company operates in two reportable operating segments: manufacturing and marketing medical infusion pumps and rentals of medical infusion pumps. The rental operating segment principally consists of the activities of InfuSystem within the Oncology Infusion Services market segment. See Note 10 in Notes to Consolidated Financial Statements.

The Company believes that the hospital market for I-Flow’s simple, portable regional anesthesia technologies is largely untapped at this time. The Company estimates that there are more than 70 million operative procedures performed in the United States every year. I-Flow believes that its ON-Q PainBuster systems could be used in more than 15 million of these procedures because there is an incision, a surgeon can visualize the insertion of a catheter and pain management is a concern for patients. The Company estimates that the current penetration by all participants in this market combined is less than three percent.

The alternate site health care industry has generally supported the need for ambulatory infusion devices. An ambulatory pump enables a patient to leave the hospital earlier, making it attractive to cost-conscious hospitals and to patients who favor home treatment. I-Flow’s sales in the IV Infusion Therapy market include the Company’s intravenous elastomeric pumps, mechanical infusion devices and, to a lesser extent, electronic infusion pumps and disposables products, which were discontinued during 2004.

The Company participates in the Oncology Infusion Services market through the activities of InfuSystem which provides infusion pump rentals and related disposable products, primarily for chemotherapy.

The following table sets forth a summary of the Company’s revenues by market segment, expressed as percentages of the Company’s total net revenues for each fiscal year:

Net Revenues by Market Segment	2004	2003	2002

Regional Anesthesia	46%	34%	25%
IV Infusion Therapy	27%	38%	45%
Oncology Infusion Services	27%	28%	30%

Competition

The drug infusion industry is highly competitive. The Company competes in this industry primarily based on price, service and product performance. Some of the Company’s competitors are large, diversified medical products companies with greater name recognition and significantly greater resources than the Company for research and development, manufacturing, marketing and sales. As a result, they may be better able to compete for market share, even in areas in which the Company’s products may be superior. The industry is subject to rapid technological changes and there can be no assurance that the Company will be able to maintain any existing technological advantage long enough to establish its products in the market or to achieve and sustain profitability. In the Regional Anesthesia market segment, the Company’s products compete primarily against the conventional use of narcotics for the treatment of post-operative pain.

The number of current known market participants, including the Company, and the Company’s current estimated competitive position in terms of revenue for each of its product lines is noted in the table below.

		Company’s
	Number of Known	Estimated
	Market	Competitive
U.S. Market Description	Participants*	Position

Regional Anesthesia
Acute Pain Kits (wound site pain management)	11	1
IV Infusion Therapy
Elastomerics	3	1
Non-electric IV Bag Delivery Systems	4	2
Oncology Infusion Services	* *	1

*	Includes the Company

**	The Oncology Infusion Services market is highly fragmented with numerous local competitors.

Sales and Distribution

The Company currently distributes its products in the United States through its internal sales force as well as through a number of national and regional medical product distributors. The Company relies on regional United States medical product distributors for approximately 5% of its revenue. There are no distribution contracts for the entire I-Flow product line with any of these distributors.

The Company has exclusive United States distribution rights to the ON-Q PainBuster, and has been selling the Company’s products through its direct sales organization since January 1, 2002. As of December 31, 2002, the Company had 36 people in its sales organization. As of December 31, 2003, the Company had 99 people in its sales organization, and, as of December 31, 2004, the Company had 230 people in its sales organization. The Company's sales organization is comprised of inside and outside salespeople, nurses, customer service representatives, and sales management. In 2004, the Company changed the name of its ON-Q Post-Operative Pain Relief System and PainBuster® Pain Management System to ON-Q PainBuster to consolidate the brand identity of its products.

In 1998, the Company entered into an agreement with B. Braun Medical S.A. (France), a manufacturer and distributor of pharmaceuticals and infusion products, to distribute I-Flow’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The agreement is renewable on an annual basis. For the years ended December 31, 2004, 2003 and 2002, sales to B. Braun Medical S.A. accounted for 9%, 10% and 12% of the Company’s total revenues, respectively. The Company entered into a separate agreement with B. Braun Medical, Inc., a national United States distributor, to distribute I-Flow’s elastomeric pumps to B. Braun Medical, Inc.’s IV Infusion Therapy customers in the United States. The agreement is renewable on a bi-annual basis. For the years ended December 31, 2004, 2003 and 2002, sales to B. Braun Medical, Inc., accounted for 5%, 7% and 6% of the Company’s total revenues, respectively.

The Company also sells several of its products into the international market and has agreements with distributors in a number of countries. Currently, the Company sells its products through distributors in Canada, Brazil, the Benelux Countries, Germany, England, Ireland, Italy, Mexico, Spain, Korea, Australia, New Zealand and Israel. Aggregate revenues from countries outside of the United States represented approximately 16%, 20% and 26% of the Company’s total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The Company does not have any capital investments in any foreign operations except for its manufacturing plant in Mexico.

Total revenues attributable to each geographic area in which the Company has sales is as follows:

Sales to unaffiliated customers:	2004	2003	2002

United States	$59,838,000	$37,503,000	$25,697,000
Europe	9,214,000	7,588,000	7,202,000
Asia / Pacific Rim	1,365,000	969,000	1,095,000
Other	728,000	983,000	669,000
All Foreign Countries in the Aggregate	11,307,000	9,540,000	8,966,000

Backlog

The Company did not have a significant backlog of unfilled orders as of December 31, 2004 or December 31, 2003.

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

Product Development

The Company has focused its product development efforts on products in post-operative pain relief and ambulatory infusion systems markets. In each of the years ended December 31, 2004, 2003 and 2002, the Company incurred expenses of approximately $2,779,000, $2,361,000 and $2,104,000, respectively, for product development.

Patents and Trademarks

The Company has filed patent applications in the United States for substantially all of its products. The Company currently holds approximately 40 patents, including patents that relate to both the ON-Q PainBuster and the Soaker Catheter. The Company’s patents generally expire between 2009 to 2015, with significant patents expiring in 2009. The Company has also filed for intellectual property right protection in all foreign countries from which it derives significant revenue. In the opinion of management, there are no limitations on the Company’s intellectual property that would have a material adverse effect on the Company.

All of the Company’s product names are either registered trademarks or have trademark applications pending.

There can be no assurance that pending patent or trademark applications will be approved or that any patents will provide competitive advantages for the Company’s products or will not be challenged or circumvented by competitors or others.

Government Regulation

The testing, manufacture and commercialization of the Company’s products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other matters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request a recall, repair, replacement or refund of the cost of any device manufactured or distributed in the U.S. if the device is deemed to be unsafe. The Company had no product recalls, field corrections or market withdrawals in 2004.

In the United States, devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I and II devices are subject to general controls, and in some cases, special controls including, but not limited to, performance standards, pre-market notification (“510(k)”) and post-market surveillance. Class III devices generally pose the highest risk to the patient and are typically subject to pre-market approval to ensure their safety and effectiveness. The Company’s products are all Class I or II.

Prior to commercialization in the United States market, manufacturers must obtain FDA clearance through a pre-market notification or pre-market approval process, which can be a lengthy, expensive and uncertain process. The FDA has been requiring more rigorous demonstration of product performance as part of the 510(k) process, including submission of extensive clinical data. It generally takes from two to six months to obtain clearance, but may take longer. For example, the FDA may determine that additional information is needed before a clearance determination can be made which could prevent or delay the introduction of new products into the market. A pre-market approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests, laboratory and animal studies. The pre-market approval process can be expensive, uncertain and lengthy. It generally takes from six to 18 months to obtain approval, but may take longer. In addition, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new submissions to the FDA, and there can be no assurance that the FDA will grant approval.

The Company may not be able to obtain the necessary regulatory pre-market approvals or clearances for its products on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on the Company’s business, financial condition and results of operations.

Any devices the Company manufactures or distributes pursuant to FDA clearance or approvals are subject to continuing regulation by the FDA and certain state agencies, including adherence to FDA Quality System Regulations, relating to the testing, control, documentation and other quality assurance requirements. The Company must also comply with Medical Device Reporting requirements mandating reporting to the FDA of any incident in which a product may have caused or contributed to a death or serious injury, or in which a product malfunctioned and, if the malfunction were to recur, would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

The Company is subject to routine inspection by the FDA and other state agencies for compliance with applicable federal, state and local regulations. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company may also incur significant costs in complying with any applicable laws and regulations in the future, resulting in a material adverse effect on its business, financial condition and results of operations.

The Company’s research and development and manufacturing activities may involve the controlled use of hazardous materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. These regulations include federal statutes popularly known as CERCLA, RCRA and the Clean Water Act. Compliance with these laws and regulations is expensive. If any governmental authorities were to impose new environmental regulations requiring compliance in addition to that required by existing regulations, these future environmental regulations could impose substantial costs on the Company’s business. In addition, because of the nature of the penalties provided for in some of these environmental regulations, the Company could be required to pay substantial fines, penalties or damages in the event of noncompliance with environmental laws or the exposure of individuals to hazardous materials. Any environmental violation or remediation requirement could also partially or completely shut down the Company’s research and manufacturing facilities and operations, which would have a material adverse effect on its business.

Products intended for export are subject to additional regulations, including compliance with ISO 9001 and ISO 13485. The Company received ISO 9001 certification in May 1995 and ISO 13485 certification in July 2000, which indicate that I-Flow’s products meet specified uniform standards of quality and testing. The Company was also granted permission to use the CE mark on its products, which reflects approval of the Company’s products for export into the 28 member countries of the European Community. In December 1996, the Block Medical operations, including its Mexico facility, were added to the Company’s ISO certification and the Company received permission to use the CE mark on the products manufactured by Block Medical.

Employees

As of March 1, 2005, the Company and its subsidiaries had a total of 389 full-time employees in the United States and an additional 304 employees in Mexico. None of the Company’s employees in the United States or Mexico are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good. From time to time, the Company also uses temporary employees. These temporary employees are usually engaged to manufacture the Company’s products.

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

Item 2. Properties

The Company’s headquarters are located in Lake Forest, California, where the Company leases a 51,000 square foot building. The Company entered a lease for the building in 1997 and it has a term of 10 years. The Company has the option to extend the lease for an additional five years, which the Company currently intends to exercise. The Company also leases a 26,000 square foot plant in Tijuana, Mexico for the manufacture of its disposable IV Infusion Therapy devices and elastomeric Regional Anesthesia products. The plant lease was entered into in 2000 and had an original term of five years. The term of the lease has been extended through 2008, and the Company has two renewal options of four years each. The plant currently operates at approximately 60% of capacity. Additionally, the Company’s Infusystem subsidiary entered into leases in July 2002 for 8,120 square feet of general office space and 3,000 square feet of warehouse space in Madison Heights, Michigan. Both leases have a term of five years. The Company believes that its facilities are adequate to meet its current needs.

Item 3. Legal Proceedings

As of March 1, 2005, the Company was involved in legal proceedings in the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management any resulting future liability will not have a material adverse effect on the Company and its subsidiaries, taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended December 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the executive officers of the Company as March 1, 2005. There are no family relationships between any of the executive officers or directors of the Company. The executive officers are chosen annually at the first meeting of the board of directors following the annual meeting of stockholders and, subject to the terms of any employment agreement, serve at the will and pleasure of the board of directors.

Name	Age	Position

Donald M. Earhart	60	President, Chief Executive Officer and Chairman of the Board

James J. Dal Porto	51	Executive Vice President, Chief Operating Officer, Director and Secretary

James R. Talevich	54	Chief Financial Officer and Treasurer

Donald M. Earhart has been Chairman of the board of directors since March 1991 and Chief Executive Officer since July 1990. Mr. Earhart joined the Company as President and Chief Operating Officer in June 1990. Mr. Earhart, who holds a Bachelor of Engineering degree from Ohio State University and a Masters Degree in Business Administration from Roosevelt University, has over 25 years experience in the medical products industry. Prior to joining the Company, from 1986 to 1990, Mr. Earhart was a corporate officer and the President of the Optical Division of Allergan, Inc. Prior to his employment at Allergan, he was a corporate officer and Division President of Bausch and Lomb and was an operations manager of Abbott Laboratories. He has also served as an engineering consultant at Peat, Marwick, Mitchell & Co. and as an engineer with Eastman Kodak Company.

James J. Dal Porto joined the Company as Controller in October 1989. Mr. Dal Porto was promoted to Treasurer in October 1990, to Vice President of Finance and Administration in March 1991, to Executive Vice President and Chief Financial Officer in March 1993 and to Chief Operating Officer in February 1994. Mr. Dal Porto was appointed secretary in 2004. Mr. Dal Porto served as Financial Planning Manager and Manager of Property Accounting and Local Taxation at CalComp, a high technology manufacturing company, from 1984 to 1989. Mr. Dal Porto holds a B.S. in Economics from the University of California, Los Angeles and a M.B.A. from California State University, Northridge.

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

As of December 31, 2004, our accumulated deficit was approximately $32,194,000. We had net income (losses) of ($3,035,000), $457,000 and ($17,110,000) for the years ended December 31, 2002, 2003 and 2004, respectively. We may not achieve or maintain profitability in the future, and further losses may arise.

For example, during the year ended December 31, 2004, our total costs and expenses increased by an amount greater than the increase in revenues, compared to the year ended December 31, 2003. There can be no assurance that our future revenue growth, if any, will be greater than the growth of our costs and expenses. If the increase in our total costs and expenses continues to be greater than any increase in our revenues, we will not be profitable.

We have invested substantial resources into the sales and marketing of the ON-Q PainBuster. If this product does not achieve significant clinical acceptance or if our direct sales strategy is not successful, our financial condition and operating results will be adversely affected.

Our current strategy assumes that the ON-Q PainBuster will be used in a significant number of surgical cases, ultimately becoming the standard of care for many common procedures. We have invested, and continue to invest, a substantial portion of our resources into the establishment of a direct sales force for the sales and marketing of ON-Q. During the year ended December 31, 2004, we invested approximately $39,500,000 in the sales and marketing of ON-Q. A failure of ON-Q to achieve and maintain a significant market presence, or the failure to successfully implement our direct sales strategy, will have a material adverse effect on our financial condition and results of operations.

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

InfuSystem depends primarily on third-party reimbursement for the collection of its revenues. InfuSytem is paid directly by private insurers and governmental agencies, often on a fixed fee basis, for infusion services provided by InfuSystem to patients. InfuSystem’s revenues comprised 27% of our consolidated revenues for the year ended

December 31, 2004. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues of InfuSystem could have a material adverse effect on our financial condition and results of operations.

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

During the year ended December 31, 2004, our operating activities used cash of $8,820,000 and our investing activities used cash of $41,242,000. As of December 31, 2004, we had cash on hand of $10,021,000, short-term investments of $34,087,000 and net accounts receivable of $15,765,000. We believe our current funds, together with possible additional borrowings on our existing lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based upon assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to reduce our operations and to seek additional financing.

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

Products intended for export are subject to additional regulations, including compliance with ISO 9001 and ISO 13485. The Company received ISO 9001 certification in May 1995 and ISO 13485 certification in July 2000, which indicate that I-Flow’s products meet specified uniform standards of quality and testing. The Company was also granted permission to use the CE mark on its products, which reflects approval of the Company’s products for export into the 28 member countries of the European Community. In December 1996, the Block Medical

operations, including its Mexico facility, were added to the Company’s ISO certification and the Company received permission to use the CE mark on the products manufactured by Block Medical.

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

As of December 31, 2004, $2,639,000 of our assets consisted of goodwill, an intangible asset acquired through the acquisition of our wholly owned subsidiary, InfuSystem, Inc. (“InfuSystem”). The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our financial statements. For example, we review the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. We compare fair value of our reporting units to book value, as well as consider other factors, to determine whether or not any potential impairment of goodwill exists. In fiscal year 2002, and as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) effective January 1, 2002, we wrote-off $3,474,000 of goodwill related to past acquisitions other than InfuSystem. We cannot guarantee that there will be no additional impairment in the future related to InfuSystem or other acquisitions we may make in the future. Any impairment charge will adversely affect our results of operations.

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

Although we perform final assembly and testing of our completed infusion systems, certain component parts, as well as molded products, are obtained from outside vendors based on our specifications. The loss or breakdown of our relationships with these outside vendors could subject us to substantial delays in the delivery of our products to customers. Significant delays in the delivery of our products could result in possible cancellation of orders and the loss of customers. Furthermore, we have numerous suppliers of components and materials that are sole-source suppliers. Because these suppliers are the only vendors with which we have a relationship for that particular component or material, we may be unable to produce and sell products if one of these suppliers becomes unwilling or unable to deliver components or materials meeting our specifications. Our inability to manufacture and sell products to meet delivery schedules could have a material adverse effect on our reputation in the industry, as well as our financial condition and results of operations.

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

We rely substantially on proprietary technology and capabilities. We have filed patent applications in the United States for substantially all of our products. As of December 31, 2004, we held approximately 40 patents, including patents that relate to both the ON-Q PainBuster and the Soaker Catheter. We have also filed for intellectual property rights protection in all foreign countries in which we currently derive significant revenue. Our patents generally expire between 2009 and 2015, with the most significant patents expiring in 2009. Without sufficient intellectual property protection, our competitors may be able to sell products identical to ours and cause a downward pressure on the selling price of our products.

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

The majority of our products are manufactured by Block Medical, a wholly owned subsidiary. We may encounter difficulties as a result of the uncertainties inherent in doing business in a foreign country, including economic, political and regulatory uncertainties. Our stockholders’ equity may also be adversely affected by unfavorable translation adjustments arising from differences in exchange rates from period to period. In addition, we have not and currently do not hedge or enter into derivative contracts in an effort to address foreign exchange risk. If there are difficulties or problems in our Mexico facility, or other disruptions in our production and delivery process affecting product availability, these difficulties could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our sales is to customers in foreign countries. We may lose revenues, market share, and profits due to exchange rate fluctuations and other factors related to our foreign business.

In the year ended December 31, 2004, sales to customers in foreign countries comprised approximately 16% of our revenues. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.

We currently rely on two distributors for a significant percentage of our sales. If our relationship with these distributors were to deteriorate, our sales may materially decline.

During the year ended December 31, 2004, sales to B. Braun Medical S.A. (France) and B. Braun Medical, Inc., a national distributor in the United States, accounted for approximately 9% and 5%, respectively, of our net revenues. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical, Inc. could cause a material decline in our overall sales and a material adverse effect on our business.

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates, judgments, and assumptions that may ultimately prove to be incorrect.

The accounting estimates and judgments that management must make in the ordinary course of business affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. If the underlying estimates are ultimately proven to be incorrect, subsequent adjustments resulting from errors could have a material adverse effect on our operating results for the period or periods in which the change is identified. Additionally, subsequent adjustments from errors could require us to restate our financial statements. Restating financial statements could result in a material decline in the price of our stock.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the Company’s business and its stock price.

Section 404 of the Sarbanes-Oxley Act requires the Company to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year beginning in 2004 and to include a management report assessing the effectiveness of its internal controls over financial reporting in all annual reports beginning with this Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Section 404 also requires the Company’s independent auditor to attest to, and to report on, management’s assessment of the Company’s internal controls over financial reporting. The Company’s management has evaluated its internal controls over financial reporting as of December 31, 2004 in order to comply with Section 404 and has concluded that its disclosure controls and procedures were not effective. See item 9A of this report for a discussion of the material weakness identified by management. In addition, the Company’s independent auditor has reported on management’s assertion with respect to the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2004. If the Company fails to implement adequate internal controls, as such standards are modified, supplemented or amended from time to time, the Company cannot assure you that it will be able to conclude in the future that it has effective internal controls over financial reporting in accordance with Section 404. If the Company fails to achieve and maintain a system of effective internal controls, it could have a material adverse effect on the Company’s business and its stock price.

II. Risk Factors Related Specifically to Our Common Stock

The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.

Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the month of February 2005 was approximately 270,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.

The market price of our common stock has been and is likely to continue to be highly volatile. Market prices for securities of biotechnology and medical device companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that appear unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our securities:

•	announcements of technological innovations, new products, or clinical studies by us or others;

•	government regulation;

•	changes in the coverage of reimbursement rates of private insurers and governmental agencies;

•	developments in patent or other proprietary rights;

•	future sales of substantial amounts of our common stock by existing stockholders or by us; and

•	comments by securities analysts and general market conditions.

The realization of any of the risks described in these “Risk Factors” could also have a negative effect on the market price of our common stock.

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

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding warrants may be resold pursuant to currently effective registration statements. As of December 31, 2004, there were:

•	22,092,849 shares of common stock that have been issued in registered offerings and are freely tradable in the public markets;

•	225,111 shares of common stock underlying warrants which have been registered for resale under a Registration Statement on Form S-3 (Registration No. 333-109096);

•	127,000 shares of vested and unvested restricted common stock that have been issued under our restricted stock plans; and

•	an aggregate of 3,626,824 shares of common stock that may be issued on the exercise of stock options outstanding under our equity incentive plans.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

The Company’s common stock trades on The Nasdaq National Market under the symbol “IFLO.” Set forth below are the high and low sales prices for the Company’s common stock for each full quarter period within the two most recent fiscal years.

	High	Low

2003
1st Quarter	$2.90	$1.55
2nd Quarter	$7.75	$2.47
3rd Quarter	$11.49	$6.50
4th Quarter	$15.50	$10.00

2004
1st Quarter	$18.17	$11.25
2nd Quarter	$17.54	$8.99
3rd Quarter	$16.00	$8.94
4th Quarter	$21.15	$12.95

American Stock Transfer & Trust Company is the Company’s transfer agent for its common stock. As of March 3, 2005, the Company had 294 stockholders of record.

The Company has not paid, and does not currently expect to pay in the foreseeable future, cash dividends on its common stock.

Information About Our Equity Compensation Plans

The information regarding the securities authorized for issuance under the Company’s equity compensation plans required by Item 5 is incorporated by reference to the Company’s proxy statement for its 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2004.

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

(Amounts in thousands, except	Years Ended December 31,
per share amounts)	2004	2003	2002	2001	2000

Consolidated Statements of Operations Data:(1) (2) (3)(4)
Revenues:
Net product sales	$51,796	$34,021	$24,370	$20,168	$21,537
Rental income and other	19,349	13,022	10,293	10,363	8,469

Total revenues	71,145	47,043	34,663	30,531	30,006
Cost of revenues:

Product cost of revenues	15,703	13,192	8,979	8,734	9,736
Rental cost of revenues	5,626	4,018	3,007	3,182	2,562

Total cost of revenues	21,329	17,210	11,986	11,916	12,298

Gross Profit	49,816	29,833	22,677	18,615	17,708

Operating expenses:
Selling and marketing	44,394	20,412	11,760	4,845	4,615
General and administrative	16,391	10,341	8,099	8,841	7,736
Product development	2,779	2,361	2,104	2,238	2,001

Total operating expenses	63,564	33,114	21,963	15,924	14,352

Operating income (loss)	(13,748)	(3,281)	714	2,691	3,356
Interest expense (income), net	(525)	46	(6)	44	265

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(13,223)	(3,327)	720	2,647	3,091
Income tax provision (benefit)	3,887	(1,173)	305	1,067	1,262

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(17,110)	(2,154)	415	1,580	1,829

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	328	24	(313)	(217)
Gain on sale of discontinued operations, net of tax	—	2,283	—	—	—

Income (loss) before cumulative effect of a change in accounting principle	(17,110)	457	439	1,267	1,612
Cumulative effect of a change in accounting principle for goodwill	—	—	(3,474)	—	—

Net income (loss)	$(17,110)	$457	$(3,035)	$1,267	$1,612

Per share of common stock, basic:

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(0.83)	$(0.13)	$0.03	$0.10	$0.12
Income (loss) from discontinued operations, net of tax	—	0.02	—	(0.02)	(0.01)
Gain on sale of discontinued operations, net of tax	—	0.14	—	—	—

Income (loss) before cumulative effect of a change in accounting principle	(0.83)	0.03	0.03	0.08	0.11
Cumulative effect of a change in accounting principle	—	—	(0.23)	—	—

Net income (loss)	$(0.83)	$0.03	$(0.20)	$0.08	$0.11

Per share of common stock, diluted:

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(0.83)	$(0.13)	$0.03	$0.10	$0.12
Income (loss) from discontinued operations, net of tax	—	0.02	—	(0.02)	(0.02)
Gain on sale of discontinued operations, net of tax	—	0.14	—	—	—

Income (loss) before cumulative effect of a change in accounting principle	(0.83)	0.03	0.03	0.08	0.10
Cumulative effect of a change in accounting principle	—	—	(0.22)	—	—

Net income (loss)	$(0.83)	$0.03	$(0.19)	$0.08	$0.10

Weighted-average common shares outstanding:
Basic	20,628	16,384	15,368	15,231	15,002
Diluted	20,628	16,384	15,879	15,749	15,647

Consolidated Balance Sheet Data: (1) (2) (3)
Working capital	57,948	$31,467	$16,657	$15,822	$14,441
Total assets	84,430	51,896	33,061	35,704	35,215
Long-term obligations	—	—	1	83	1,303
Total stockholders’ equity	73,219	44,773	27,470	29,769	27,618

(1)	Certain amounts previously reported have been reclassified to conform with the 2004 presentation.

(2)	Effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.” The Company recognized a transitional goodwill impairment loss of $3,474,000 as a cumulative effect of a change in accounting principle during the six months ended June 30, 2002. The amounts previously reported for the first quarter of 2002 have been revised to include the $3,474,000 cumulative effect of this change in accounting principle. The effect of the change on the first quarter 2002 results was to reduce net income by $3,474,000, or $0.22 per diluted share, for the cumulative effect of this accounting change.

(3)	In November 2003, the Company sold Spinal Specialties, Inc., a wholly owned subsidiary. The operations of Spinal Specialties have been excluded from continuing operations for all periods presented. See Note 4 of Notes to Consolidated Financial Statements.

(4)	The Company recorded a full valuation allowance against its deferred tax assets in the fourth quarter of 2004.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share amounts)

2004	Mar. 31	June 30	Sept. 30	Dec. 31 (2)

Total revenues	$14,169	$17,167	$18,688	$21,121
Gross profit	9,487	11,946	13,311	15,072
Loss before income taxes	(2,356)	(2,434)	(2,814)	(5,619)
Net loss	(1,500)	(1,504)	(1,770)	(12,336)
Per share of common stock - basic and diluted:
Loss from continuing operations	(0.08)	(0.07)	(0.08)	(0.56)
Net loss	(0.08)	(0.07)	(0.08)	(0.56)

Weighted-average common shares - basic and diluted	18,282	20,933	21,501	21,950

2003	Mar. 31	June 30	Sept. 30	Dec. 31 (1)

Total revenues	$10,135	$11,383	$11,822	$13,703
Gross profit	6,680	7,351	7,510	8,292
Loss from continuing operations before income taxes	(76)	(98)	(850)	(2,303)
Loss from continuing operations	(44)	(56)	(507)	(1,547)
Income from discontinued operations, net of tax	61	78	121	68
Gain on sale of discontinued operations, net of tax	—	—	—	2,283
Net income (loss)	17	22	(386)	804

Per share of common stock - basic and diluted:
Loss from continuing operations	0.00	0.00	(0.03)	(0.09)
Net income (loss)	0.00	0.00	(0.02)	0.04

Weighted-average common shares - basic and diluted	15,434	15,516	16,445	18,037

(1)	In November 2003, the Company sold Spinal Specialties, Inc., a wholly owned subsidiary. The operations of Spinal Specialties have been excluded from continuing operations for all periods presented. See Note 4 of Notes to Consolidated Financial Statements.

(2)	The Company recorded a full valuation allowance against its deferred tax assets in the fourth quarter of 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s current opinions about trends and factors that may impact future operating results. Statements that use words such as “believes,” “anticipates,” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those expected, and readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include, among others: implementation of our direct sales strategy; dependence on our suppliers and distributors; reliance on the success of the home health care industry; our continuing compliance with applicable laws and regulations, such as the Food, Drug and Cosmetic Act, and the FDA’s concurrent with our management’s subjective judgment on compliance issues; the reimbursement system currently in place and future changes to that system; competition in the industry; economic and political conditions in foreign countries; currency exchange rates; inadequacy of booked reserves; technological changes; and product availability and acceptance. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

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

Accounts Receivable

The Company performs various analyses to evaluate its accounts receivable balances. It records an allowance for bad debts based upon the estimated collectibility of the accounts such that the recorded amounts reflect estimated net realizable value. The Company applies specified percentages to the accounts receivable agings to estimate the amount that will ultimately be uncollectible and therefore should be reserved. The percentages are increased as the accounts age. If the actual uncollected amounts are less than the previously estimated allowance, a favorable adjustment would result. If the actual uncollected amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly and adversely affected.

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

Deferred Taxes

The Company recognizes deferred tax assets and liabilities based upon the future tax consequences attributable to the difference between the financial statement carrying amounts and their respective tax bases, and for operating loss and tax credit carryforwards. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it is more likely than not that projected future taxable income and the expected timing of the reversals of existing temporary differences will be insufficient to recover any deferred tax assets. If the Company operates at a profit in the future and generates sufficient future taxable income, it could be required to reverse the current valuation allowance against the deferred tax assets, which would result in a substantial decrease in the provision for income taxes in the period of reversal. Likewise, if the Company is unable to operate at a profit and it is more likely than not that the Company will be unable to generate sufficient future taxable income, it would be required to continue to maintain a full valuation allowance against all of its deferred tax assets.

Intangible Assets

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), required the Company to cease amortizing goodwill and indefinite life intangibles effective January 1, 2002. The Company’s business combinations have at various times resulted in the acquisition of goodwill and other intangible assets, which may affect the amount of future period amortization expense and impairment expense that the Company may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect its consolidated financial statements. The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The Company compares the fair value of its reporting units to their carrying value, as well as other factors, to determine whether or not any potential impairment of goodwill exists. If a potential impairment exists, an impairment loss is recognized to the extent the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company cannot guarantee that there will be no impairment in the future. If the Company is required to recognize an impairment of goodwill, the Company’s operating results could be significantly and adversely affected. See Note 2 to Consolidated Financial Statements.

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

The Company’s strategic focus for future growth is on the Regional Anesthesia market and, more specifically, on the Company’s pain relief products marketed under its ON-Q brand. The Company intends to continue to expand its sales and marketing efforts to further penetrate the United States post-surgical pain relief market for its ON-Q products.

On November 9, 2004, the Company announced the first payment by Medicare for the ON-Q PainBuster. This result arose out of a specific case in which ON-Q PainBuster was used for a patient following surgery. Historically, all of Medicare’s regional contractors enforced policies that resulted in denied payments for the use of the ON-Q PainBuster. The decision that ON-Q was medically necessary, and therefore payable by Medicare, was made by an administrative law judge based upon the law and clinical evidence submitted by the Company in the course of the Company’s appeal to the initial decision to deny coverage. With this decision, the Company intends to request that each Medicare contractor revise its coverage policy so that the contractors will begin to provide payment for ON-Q PainBuster when it is used to treat post-operative pain. Additionally, private payer systems commonly establish coverage decisions based upon Medicare policy. Accordingly, the Company plans to use this coverage decision to seek to influence private insurers as well. There is no guarantee, however, that insurance coverage by Medicare or by private insurers will increase as a result of these or other developments.

Divestiture of Spinal Specialties

The Company sold Spinal Specialties, Inc., a wholly owned subsidiary, on November 1, 2003 to Integra LifeSciences Holdings Corporation for approximately $6,000,000 in cash and net proceeds of approximately $5,044,000. Assets and liabilities included in the sale consisted primarily of approximately $722,000 of accounts receivable, $1,155,000 of inventory, $400,000 of fixed assets, and $313,000 of accounts payable and accrued liabilities. The Company recorded a pretax gain on the sale of $2,999,000 and a tax provision on the gain of $716,000, resulting in an after-tax gain of $2,283,000. The reported gain has been reduced by a charge of $327,000 related to the acceleration of vesting of certain stock options upon the closing of the sale. This amount has been accounted for as an increase in common stock.

The net income of Spinal Specialties prior to divestiture is presented in the Company’s Consolidated Statements of Operations and Comprehensive Operations as income from discontinued operations, net of tax. Reported in income from discontinued operations, net of tax, are net product sales from Spinal Specialties of $3,795,000 and $3,454,000 in 2003 and 2002, respectively, and income before taxes from Spinal Specialties of $532,000 and $42,000 in 2003 and 2002, respectively. Also reported in income from discontinued operations, net of tax, is income tax expense of $204,000 and $18,000 for 2003 and 2002, respectively.

Consolidated Results of Operations for the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Revenue

Net revenues during the year ended December 31, 2004 were $71,145,000 compared to $47,043,000 for the prior year, an increase of 51%. Net product revenues increased 52% in 2004 to $51,796,000 compared to $34,021,000 in 2003. Rental income, comprised of the revenues of the Company’s InfuSystem subsidiary, increased by 49% to $19,349,000 for the year ended December 31, 2004 from $13,022,000 for the prior year.

The Company’s product revenues during 2004 and 2003 were generated in two primary market segments: Regional Anesthesia and IV Infusion Therapy. Regional Anesthesia product revenues for 2004, which included revenue from the ON-Q PainBuster and the Soaker Catheter, increased by 101% to $32,392,000 in 2004 compared to $16,112,000 for fiscal 2003. The increase was primarily due to increased clinical usage of the ON-Q PainBuster by surgeons in the United States. Average selling prices remained fairly constant throughout both years. Significant factors in the revenue increase and trend toward the use of regional anesthesia for post-operative pain include the progressive increase during 2004 in the size of the Company’s direct sales force and the publication of favorable results from clinical studies.

IV Infusion Therapy product sales, which included the Company’s intravenous elastomeric pumps, mechanical infusion devices and electronic infusion pumps and disposables, increased 8% in 2004 to $19,404,000 from $17,909,000 in 2003. The year-to-year increase primarily resulted from increased sales of IV Infusion Therapy products to international distributors including B. Braun Medical S.A. The Company has a distribution agreement with B. Braun Medical S.A. (France), a manufacturer and distributor of pharmaceuticals and infusion products, to distribute I-Flow’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. Pursuant to a separate distribution agreement, B. Braun Medical, Inc. distributes I-Flow’s elastomeric pumps to B. Braun Medical Inc.’s IV Infusion Therapy customers in the United States.

Rental revenues provided by the Company’s InfuSystem subsidiary within the Oncology Infusion Services market increased 49% to $19,349,000 in 2004 compared to $13,022,000 in 2003. The revenue increase is substantially due to an increased usage of new drugs and clinical protocols requiring the use of ambulatory electronic pumps as opposed to oral application of chemotherapy drugs. InfuSystem revenues fluctuate based upon a number of factors, including the number of client facilities utilizing the InfuSystem pump management system, the number of contracts with managed care organizations, the number of potential patients covered by those contracts, reimbursement levels, and periodic fluctuations in the prevalence of continuous infusional administration of chemotherapy as opposed to oral administration of drug therapies.

Cost of Revenue

Cost of revenues increased by 24% to $21,329,000 for the year ended December 31, 2004 compared to $17,210,000 for the year ended December 31, 2003. Cost of revenues in 2003 included a write-down of $582,000 for tooling and inventory related to the Company’s declining electronic IV pump business. The write-down consisted of $394,000 for excess and obsolete inventory and $188,000 for tooling. The Company phased out its electronic pump products in the IV Infusion Therapy Market during 2004. As a percentage of net product sales, product cost of revenue decreased by approximately eight percentage points in 2004 to 30%, primarily due to the favorable change in sales mix toward high-margin regional anesthesia products such as the ON-Q PainBuster. Rental cost of revenues increased by $1,608,000, or 40%, to $5,626,000 primarily due to increases in operating supplies and material costs ($729,000), and increased depreciation expense ($668,000) due to the increasing size of the Company’s rental fleet of chemotherapy pumps. As a percentage of rental revenues, however, rental cost of revenue decreased by approximately two percentage points due to improved operational efficiency.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2004 increased by $23,982,000, or 117%, compared to the prior year. This increase was primarily attributable to increases in direct sales force salaries ($7,160,000), commissions ($5,863,000), travel ($1,507,000), entertainment ($1,029,000), non-cash stock-based compensation expense related to sales personnel ($1,287,000), marketing expenses ($2,287,000) and other costs related to the hiring and operation of an expanded direct sales force in the United States during fiscal 2004 to support sales and marketing of the ON-Q PainBuster. As a percentage of total revenues, selling and marketing expenses increased by 19 percentage points, to 62%. The Company intends to continue to invest significant resources to promote ON-Q during 2005. As of December 31, 2004, the Company employed approximately 230 people in its sales organization in support of its ON-Q sales effort, an increase of approximately 132% compared to December 31, 2003.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2004 increased $6,050,000 or 59% from the prior year. The increase is primarily attributable to increases in employee compensation ($2,251,000), provision for bad debts ($1,321,000), consulting expenses related to the documentation of internal controls to implement Section 404 of the Sarbanes-Oxley Act of 2002 ($1,198,000), legal expenses ($486,000), and other costs associated with the growth of the business. The increase in compensation resulted from increased staffing and year-end bonuses. The increase in the provision for bad debts includes $747,000 incremental provision for the estimated amount of uncollectible 2004 billings by the Company’s rental business, partly attributable to the rapid growth of rental revenues. As a percentage of total revenues, general and administrative expenses increased for fiscal 2004 by one percentage point to 23%.

Product Development Expenses

Product development expenses include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses for the year ended December 31, 2004 increased $418,000, or 18%, as compared to fiscal 2003, primarily due to increased compensation cost. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market. Product development expense as a percentage of net product sales decreased by approximately two percentage points to 5% during 2004 compared to 2003.

Income Taxes

During the year ended December 31, 2004, the Company recorded an income tax provision of $3,887,000, compared to an income tax benefit of $1,173,000 for the year ended December 31, 2003. The income tax provision for 2004 includes approximately $8,800,000 of incremental expense resulting from an increase in the valuation allowance for deferred tax assets. The increase in the valuation allowance effectively reduced the net book value of the Company’s deferred tax assets to zero. The balance sheet effect of the write-down was a decrease in net deferred tax assets of approximately $15,949,000 and a corresponding decrease in net shareholders’ equity. The portion of the write-down not charged to the 2004 provision for income taxes consisted primarily of the tax benefit for stock options of $6,972,000 which was a direct adjustment to net shareholders’ equity. The write-down was consistent with the guidance in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), which addresses the valuation of deferred tax assets. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it is more likely than not that projected future taxable income and the expected timing of the reversals of existing temporary differences will be insufficient to recover the deferred tax assets. Under SFAS 109, a valuation allowance is recognized if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified, and a cumulative loss in recent years is considered a significant piece of negative evidence. Currently, management believes that based upon the criteria specified by SFAS 109, it is more likely than not that the Company will not realize the benefits of the existing net deferred tax asset at December 31, 2004.

The Company’s effective tax rate for the year ended December 31, 2004 was a tax expense rate of 29.4% compared to tax benefit rate of 35.3% in 2003. The change in the effective tax rate is primarily the result of the increase in the provision for income taxes in 2004 resulting from the increase in the valuation allowance for deferred tax assets.

Goodwill

In accordance with SFAS 142, the Company completed its adoption test for goodwill impairment in June 2002 and concluded that consolidated goodwill in the amount of $3,474,000 was impaired effective January 1, 2002. The Company recorded a non-cash charge of approximately $3,474,000 to reduce the carrying value of its goodwill which was recorded as a cumulative effect of a change in accounting principle. See Note 2 to the Notes to Consolidated Financial Statements, “Goodwill and Other Intangible Assets.” There was no impairment in 2003 or 2004.

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

The Company’s product revenues during 2003 and 2002 were generated in two primary market segments: Regional Anesthesia and IV Infusion Therapy. Regional Anesthesia product revenues for 2003, which included revenue from the PainBuster and ON-Q Post-Operative Pain Relief Systems and the Soaker Catheter, increased by 88% to $16,112,000 in 2003 compared to $8,582,000 for fiscal 2002. The increase was primarily due to increased clinical usage of the ON-Q Post-Operative Pain Relief System by surgeons in the United States. Average selling prices during 2003 remained fairly constant throughout both years. Significant factors in the revenue increase and trend toward the use of regional anesthesia for post-operative pain include the progressive increase during 2003 in the size of the Company’s direct sales force and the publication of favorable results from clinical studies.

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

Rental revenues provided by the Company’s InfuSystem subsidiary within the Oncology Infusion Services market increased 27% to $13,022,000 in 2003 compared to $10,293,000 in 2002. The revenue increase is substantially due to InfuSystem’s co-marketing activities with major pharmaceutical companies, which contributed to an increased usage of new drugs and clinical protocols requiring the use of ambulatory electronic pumps as opposed to oral application of chemotherapy drugs. This increase in rental billings was slightly offset by changes to initial estimates of contractual rental revenue of approximately $400,000 recorded during fiscal year 2003 as a result of lower reimbursement levels than initially projected. InfuSystem revenues fluctuate based upon a number of factors, including the number of client facilities utilizing the InfuSystem pump management system, the number of contracts with managed care organizations, the number of potential patients covered by those contracts, reimbursement levels, and periodic fluctuations in the prevalence of continuous infusional administration of chemotherapy as opposed to oral administration of drug therapies.

Cost of Revenue

Cost of revenues was $17,210,000 during the year ended December 31, 2003 compared to $11,986,000 in the prior year, an increase of 44%. Cost of revenues in 2003 included a write-down of $582,000 for tooling and inventory related to the Company’s declining electronic IV pump business. The write-down consisted of $394,000 for excess and obsolete inventory and $188,000 for tooling. The Company phased out its electronic pump products in the IV Infusion Therapy Market during 2004. As a percentage of net product sales, product cost of revenue increased by approximately two percentage points in 2003 to 39% due to the write-down of assets related to the electronic IV pump business. Rental cost of revenues increased by $1,011,000, or 34%, to $4,018,000 due to increases in operating supplies and material costs, and increased depreciation expense due to the increasing size of the Company’s rental fleet of chemotherapy pumps. As a percentage of rental revenues, rental cost of revenue increased by approximately two percentage points.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2003 increased $8,652,000, or 74%, from the prior year. This increase was primarily attributable to increases in direct sales force salaries and commissions ($4,398,000), travel and entertainment ($865,000), non-cash compensation expense related to the vesting of restricted stock granted to sales personnel ($327,000), increases in marketing expenses ($866,000) and other costs related to the hiring and operation of an expanded direct sales force in the United States during fiscal 2003 to support sales and marketing of the ON-Q Post-Operative Pain Relief System. As a percentage of total revenues, selling and marketing expenses increased by nine percentage points, to 43%. As of December 31, 2003, the Company employed 99 sales professionals in support of its ON-Q sales effort, an increase of approximately 175% compared to December 31, 2002.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2003 increased $2,242,000 or 28% from the prior year. The increase is attributable to increases in compensation ($881,000), provision for bad debts ($573,000), investor relations ($84,000), telephone ($90,000), depreciation expense ($91,000) and other costs associated with the growth of the business. The increase in compensation resulted from increased staffing and year-end bonuses. The increase in the provision for bad debts included a $279,000 accrual for the estimated amount of uncollectible 2003 billings by the Company’s rental business and other bad debt reserves determined based upon the growth in the Company’s operations and analyses of the accounts receivable agings. As a percentage of total revenues, general and administrative expenses decreased for fiscal 2003 by one percentage point to 22%.

Product Development Expenses

Product development expenses included research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses for the year ended December 31, 2003 increased $257,000, or 12%, as compared to fiscal 2002. The increase included a $90,000 write-down of the carrying value of patents related to the Company’s declining electronic IV pump business, and increased compensation, consulting fees and outside services. Product development expense as a percentage of net product sales decreased by approximately one percentage point to 7% during 2003 compared to 2002.

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

Goodwill

In accordance with SFAS 142, the Company completed its adoption test for goodwill impairment in June 2002 and concluded that consolidated goodwill in the amount of $3,474,000 was impaired effective January 1, 2002. The Company recorded a non-cash charge of approximately $3,474,000 to reduce the carrying value of its goodwill which was recorded as a cumulative effect of a change in accounting principle. See Note 2 to the Notes to Consolidated Financial Statements, “Goodwill and Other Intangible Assets.” There was no impairment of goodwill in 2003.

Liquidity and Capital Resources

During the year ended December 31, 2004, cash of $8,820,000 was used in operating activities consisting primarily of a net loss of $17,110,000 less non-cash expenses of $11,680,000, plus net changes in operating assets and liabilities of $3,390,000. The increases in accounts receivable and inventory resulted from the overall increase in revenues.

During the year ended December 31, 2004, cash of $41,242,000 was used in investing activities of the Company. This amount was primarily attributable to the purchases of investments of $35,515,000 with a portion of the proceeds from the Company’s public offering in 2004, and secondarily due to the acquisition of electronic pumps for the Company’s rental business, leasehold improvements, furniture, fixtures, equipment, and other assets of $6,603,000 for use in the Company’s operations. The Company anticipates capital expenditures of approximately $6,000,000 in 2005. It expects that the expenditures will be paid for using existing cash and cash equivalents and working capital balances.

It is the Company’s policy to invest its excess cash in highly liquid money market funds, U.S. agency notes and investment grade corporate bonds and commercial paper.

During the year ended December 31, 2004, cash of $44,943,000 was provided by financing activities consisting primarily of $43,087,000 in net proceeds to the Company from the sale of 2,990,000 shares of the Company’s common stock in a public offering at a sales price of $15.50 per share. In addition, the Company received $1,856,000 in proceeds from the exercise of stock options and warrants.

As of December 31, 2004, the Company had cash and cash equivalents of $10,021,000, short-term investments of $34,087,000, net receivables of $15,765,000 and net working capital of $57,948,000. Management believes the Company’s funds, together with possible borrowings on its existing lines of credit and other bank loans, are sufficient to provide for its short and long-term needs for operations as currently projected. The Company may decide to sell additional equity securities or to increase its borrowings in order to fund an increase in its expenditures for selling and marketing expenses, to fund increased product development, to make acquisitions, or for other purposes.

The Company has a working capital line of credit with Silicon Valley Bank that expires on April 30, 2005. The Company currently intends to seek to renew the line of credit. Under the line of credit, the Company may borrow up to the lesser of $4,000,000 or the sum of 80% of eligible accounts receivable plus 25% of eligible inventory, as defined, at the bank’s prime rate (5.25% at December 31, 2004). As of December 31, 2004, there were funds available for borrowing of $3,072,000 and no outstanding borrowings.

The Company’s InfuSystem subsidiary has a revolving line of credit with a bank under which it may borrow up to the lesser of $3,500,000 or 80% of eligible accounts receivable, as defined, at the bank’s prime rate less 0.25% (5.0% at December 31, 2004). As of December 31, 2004, there were funds available for borrowing of $3,500,000 and no outstanding borrowings. The credit line expires June 30, 2006. In addition, InfuSystem has a loan facility under which it may borrow up to $2,500,000 for the purchase of equipment. As of December 31, 2004, there were no outstanding borrowings under the loan facility.

The Company’s lines of credit are collateralized by substantially all of the Company’s assets and require the Company to comply with certain covenants principally relating to working capital and liquidity. As of December 31, 2004, the Company believes it was in compliance with or obtained waivers for all such covenants. The Company did not meet the net income covenant for the quarter ended December 31, 2004.

Contractual Obligations and Commercial Commitments

As of December 31, 2004, future payments related to contractual obligations and commercial commitments are as follows:

	Payment Due by Period
				More than 5
	Less than 1 year	1 to 3 years	3 to 5 years	years	Total

Operating Lease Obligations for Facilities	$737,000	$1,402,000	$989,000	$1,071,000	$4,199,000
Purchase Commitments with Suppliers	3,736,000	—	—	—	3,736,000

Total Contractual Obligations and				$1,071,000
Commercial Commitments	$4,473,000	$1,402,000	$989,000		$7,935,000

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003, the FASB issued FIN 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities (“SPEs”). The consolidated requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003. Because the Company has determined that it does not have any SPEs to which these interpretations apply, the Company adopted FIN46R in the first quarter of 2004, and such adoption did not have a material impact on its financial statements.

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

•	a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•	a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and required the issuer to settle the obligation by transferring assets; and

•	a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (a) a fixed monetary amount, (b) variations in something other than the fair value of the issuer’s equity shares, or (c) variations inversely related to changes in the fair value of the issuer’s equity shares.

In November 2003, the FASB issued FASB Staff Position No. 150-3, which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests for public and nonpublic entities. For public entities, SFAS 150 it is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable noncontrolling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. For other mandatorily redeemable noncontrolling interests that were issued before November 5, 2003, the measurement provisions of SFAS 150 are deferred indefinitely. For those instruments, the measurement guidance for redeemable shares and noncontrolling interests in other literature shall apply during the deferral period. The adoption of the provisions of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”), which amends ARB No. 43, Chapter 4, Inventory Pricing. SFAS 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities an unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company is currently assessing the impact of the adoption of SFAS 151 and its impact on its consolidated financial statements.

In December 2004, the FASB enacted SFAS No.123-revised 2004, Share-Based Payment (“SFAS 123R”) which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. Accordingly, the Company will adopt the provisions of SFAS 123R effective July 1, 2005, the third quarter of its 2005 fiscal year.

The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in the Notes to Consolidated Financial Statements for the pro forma net loss and net loss per share amounts, for fiscal 2002 through fiscal 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the Company’s consolidated statements of operations and net income per share.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company’s financial instruments include cash and cash equivalents and short-term investments. At December 31, 2004, the carrying values of the Company’s financial instruments approximated fair values based upon current market prices and rates. We are susceptible to market value fluctuations with regard to our short-term investments. However, due to the relatively short maturity period of those investments and based on their highly liquid nature, the risk of material market value fluctuations is not expected to be significant.

The Company has a subsidiary in Mexico. As a result, the Company is exposed to potential transaction gains and losses resulting from fluctuations in foreign currency exchange rates. The Company has not and currently does not hedge or enter into derivative contracts in an effort to address the foreign exchange risk.

Item 8. Financial Statements and Supplementary Data

Financial Statements

The Report of Independent Registered Public Accounting Firm and the Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements” in Item 15 are filed as part of this report.

Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to Costs		Balance at End of
Classification	Beginning of Period	and Expenses	Deductions (1)	Period

YEAR ENDED DECEMBER 31, 2002:

Allowance for doubtful accounts	$2,517,000	$134,000	$(676,000)	$1,975,000
Reserve for obsolete inventories	1,716,000	193,000	(188,000)	1,721,000

YEAR ENDED DECEMBER 31, 2003:

Allowance for doubtful accounts	1,975,000	701,000	(978,000)	1,698,000
Reserve for obsolete inventories	1,721,000	799,000	(364,000)	2,156,000

YEAR ENDED DECEMBER 31, 2004:

Allowance for doubtful accounts	1,698,000	2,022,000	(820,000)	2,900,000
Reserve for obsolete inventories	2,156,000	264,000	(1,497,000)	923,000

The above schedule has been restated to exclude discontinued operations.

(1)	Deductions in all years reported represent reductions to the reserve accounts and the related asset accounts. Specifically, deductions from the reserve for allowance for doubtful accounts represent the write-off of uncollectible accounts receivable balances. Deductions from the reserve for obsolete inventories represent the write-off and disposal of specific inventory items.

Selected Quarterly Financial Data

The Selected Quarterly Financial Data is set forth above under the heading “Selected Quarterly Financial Data” on page 19 and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, because of the material weakness described below, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

(b) Management Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon this assessment, management concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting due to a material weakness associated with the characterization of certain investments as cash and cash equivalents rather than short-term investments, as further described below.

As part of the annual audit process, a material weakness was identified in our controls related to the application of generally accepted accounting principles, specifically related to the classification of the Company’s short-term investments, resulting in the Company reclassifying approximately $34 million of cash and cash equivalents to short-term investments. The Company first purchased a portion of these investments at the end of the third quarter of 2004. Debt securities that mature in 90 days or less from the date of the Company’s purchase are classified as cash equivalents. Debt securities that mature after 90 days from the date of the Company’s purchase should not be classified as cash equivalents under accounting principles generally accepted in the United States of America (GAAP). As a result of this misapplication of GAAP, the Company made an adjustment to its Consolidated Balance Sheet as of December 31, 2004 to classify such investments as short term investments rather than cash equivalents, modified the Consolidated Statement of Cash Flows for the year then ended to classify purchases of such investments as investing activities rather than cash equivalents and provided the additional required disclosures. The reclassification did not have any impact on the Company’s Consolidated Statements of Operations and Comprehensive Operations for the year ended December 31, 2004, and did not change or affect the Company’s total current assets, total assets or net working capital. In addition, the Company has the ability to sell its short-term investments at any time to provide additional liquidity. See “Investments” under Note 1 and Note 3 in Notes to Consolidated Financial Statements for additional details regarding the Company’s short-term investments. Finally, the investment of the Company’s cash was, at all times, consistent with the Investment Policy of I-Flow Corporation adopted by the Board of Directors of the Company. Nonetheless, the Company concluded that the need for the reclassification resulted from this deficiency in the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm has issued their report on management’s assessment of the Company’s internal control over financial reporting which appears on the following page.

March 16, 2005

(c) Change in Internal Controls

Other than the material weakness described above, there were no other changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2004 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has taken appropriate remedial steps to enhance its internal control over financial reporting to ensure that investments are classified correctly based upon their maturities as required by SFAS 115.

(d) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
I-Flow Corporation:
Lake Forest, California

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, appearing in item 9A,that I-Flow Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2004, the Company did not maintain effective operation of internal control over the application of accounting principles generally accepted in the United States of America, which resulted in a material adjustment to the Company’s consolidated Balance Sheet and related disclosures as of December 31, 2004, as well as the Statement of Cash Flows for the year then ended. The adjustment recorded was to properly classify $34 million of investment securities which had been improperly classified as cash and cash equivalents at December 31, 2004, as well as to provide the additional required disclosures. As a result, cash used in investing activities was increased and cash and cash equivalents was decreased on the Statement of Cash Flows. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 consolidated financial statements, and this report does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Costa Mesa, California
March 16, 2005

Item 9B. Other Information

On February 24, 2005, the Compensation Committee of the board of directors approved the 2005 Corporate Officer Incentive Plan (the “COIP”). The Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of the Company participate in the COIP. The COIP identifies predetermined performance goals and target awards on an annual basis. Subject to achievement of the goals and objectives, the participants in the COIP earn cash bonuses and equity awards. Equity awards, if any, are made pursuant to the I-Flow Corporation 2001 Equity Incentive Plan. The officers’ and the Company’s performance is reviewed in light of the predetermined goals set forth in the COIP in order to determine the percentage used to calculate the bonus pool for cash bonuses and equity grants at the end of the year. In determining the allocation of awards from the bonus pool to individual executive officers, the Compensation Committee focuses on the contributions made by each executive officer to the Company’s performance. A summary of the terms of the COIP for 2005 is filed with this report as exhibit 10.9.

PART III

Item 10. Directors and Executive Officers of the Registrant

Except for information concerning our executive officers, which is included in this report under the heading “Executive Officers of the Registrant,” the information required by Item 10 is incorporated by reference to the Company’s proxy statement for its 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2004.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the Company’s proxy statement for its 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference to the Company’s proxy statement for its 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2004.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the Company’s proxy statement for its 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2004.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the Company’s proxy statement for its 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report:	Page in This

	(1) Financial Statements	Report

	The documents described in the “Index to Consolidated Financial Statements” are included in this report.	F-1

(2) Financial Statement Schedule included herein:

	Schedule II — “Valuation and Qualifying Accounts”	30

All other schedules are omitted, as the required information is inapplicable.

(3) Exhibits

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

(b)	See (a)(3) above.

(c)	There are no financial statements required by Regulation S-X (17 CFR 210) which are or will be excluded from the annual report to shareholders by Rule 14a-3(b).

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
I-Flow Corporation
Lake Forest, California:

We have audited the accompanying consolidated balance sheets of I-Flow Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2004, listed in the Index at Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of I-Flow Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets during 2002 as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed in Note 4 to the consolidated financial statements, on November 1, 2003, the Company completed the sale of its wholly-owned subsidiary, Spinal Specialties, Inc. The consolidated statements of operations and comprehensive operations and of cash flows referred to above have been restated to reflect Spinal Specialties, Inc. as a discontinued operation for all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated March 16, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Costa Mesa, California
March 16, 2005

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Amounts in thousands, except share and per share amounts)	2004	2003

Assets

Current assets:
Cash and cash equivalents	$10,021	$15,185
Short-term investments	34,087	–
Accounts receivable, less allowance for doubtful accounts of $2,900 and $1,698 at December 31, 2004 and 2003, respectively	15,765	12,392
Inventories, net	8,365	6,815
Prepaid expenses and other current assets	921	652
Deferred taxes	—	3,546

Total current assets	69,159	38,590

Property, net	11,097	6,744
Goodwill	2,639	2,639
Other intangible assets, net	1,407	1,214
Other long-term assets	128	147
Deferred taxes	—	2,562

Total assets	$84,430	$51,896

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,392	$3,570
Accrued payroll and related expenses	5,995	2,961
Income taxes payable	115	236
Other current liabilities	709	356

Total current liabilities	11,211	7,123

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized, 22,219,849 and 18,305,787 shares issued and outstanding at December 31, 2004 and 2003, respectively	105,703	60,049
Accumulated other comprehensive loss	(290)	(192)
Accumulated deficit	(32,194)	(15,084)

Net stockholders’ equity	73,219	44,773

Total liabilities and shareholders’ equity	$84,430	$51,896

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS

	Years ended December 31,
(Amounts in thousands, except per share amounts)	2004	2003	2002

Revenues:
Net product sales	$51,796	$34,021	$24,370
Rental income and other	19,349	13,022	10,293

Total revenues	71,145	47,043	34,663

Cost of revenues:
Product cost of revenues	15,703	13,192	8,979
Rental cost of revenues	5,626	4,018	3,007

Total cost of revenues	21,329	17,210	11,986

Gross profit	49,816	29,833	22,677

Operating expenses
Selling and marketing	44,394	20,412	11,760
General and administrative	16,391	10,341	8,099
Product development	2,779	2,361	2,104

Total operating expenses	63,564	33,114	21,963

Operating income (loss)	(13,748)	(3,281)	714
Interest expense (income), net	(525)	46	(6)

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(13,223)	(3,327)	720
Income tax provision (benefit)	3,887	(1,173)	305

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(17,110)	(2,154)	415

Discontinued operations:
Income from discontinued operations, net of tax	—	328	24
Gain on sale of discontinued operations, net of tax	—	2,283	—

Income (loss) before cumulative effect of a change in accounting principle	(17,110)	457	439
Cumulative effect of a change in accounting principle for goodwill	—	—	(3,474)

Net income (loss)	$(17,110)	$457	$(3,035)

Per share of common stock, basic:

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(0.83)	$(0.13)	$0.03
Income from discontinued operations, net of tax	—	0.02	—
Gain on sale of discontinued operations, net of tax	—	0.14	—

Income (loss) before cumulative effect of a change in accounting principle	(0.83)	0.03	0.03
Cumulative effect of a change in accounting principle	—	—	(0.23)

Net income (loss)	$(0.83)	$0.03	$(0.20)

Per share of common stock, diluted:

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(0.83)	$(0.13)	$0.03
Income from discontinued operations, net of tax	—	0.02	—
Gain on sale of discontinued operations, net of tax	—	0.14	—

Income (loss) before cumulative effect of a change in accounting principle	(0.83)	0.03	0.03
Cumulative effect of a change in accounting principle	—	—	(0.22)

Net income (loss)	$(0.83)	$0.03	$(0.19)

Comprehensive Operations:
Net income (loss)	$(17,110)	$457	$(3,035)
Foreign currency translation adjustments	(29)	(97)	(96)
Unrealized loss on securities	(69)	—	—
Comprehensive income (loss)	$(17,208)	$360	$(3,131)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated
			Other
			Comprehensive
	Common Stock		Income	Accumulated
(Amounts in thousands)	Shares	Amount	(Loss)	Deficit	Net

Balance, December 31, 2001	15,345	$42,274	$1	$(12,506)	$29,769

Exercise of common stock options	55	63			63
Reversal of tax benefit from exercise of stock options		17			17
Stock based compensation	73	752			752
Foreign currency translation adjustment			(96)		(96)
Net loss				(3,035)	(3,035)

Balance, December 31, 2002	15,473	$43,106	$(95)	$(15,541)	$27,470

Exercise of common stock options and warrants	1,092	2,070			2,070
Tax benefit from exercise of stock options		2,000			2,000
Stock based compensation	74	1,268			1,268
Sale of common stock, net	1,667	11,563			11,563
Grants of common stock warrants		42			42
Foreign currency translation adjustment			(97)		(97)
Net loss				457	457

Balance, December 31, 2003	18,306	$60,049	$(192)	$(15,084)	$44,773

Exercise of common stock options and warrants	924	1,856			1,856
Reversal of tax benefit from exercise of stock options		(2,000)			(2,000)
Stock based compensation		2,711			2,711
Sale of common stock, net	2,990	43,087			43,087
Unrealized loss on securities			(69)		(69)
Foreign currency translation adjustment			(29)		(29)
Net loss				(17,110)	(17,110)

Balance, December 31, 2004	22,220	$105,703	$(290)	$(32,194)	$73,219

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Amounts in thousands)	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$(17,110)	$457	$(3,035)
Income from discontinued operations	—	(328)	(24)
Gain on sale of subsidiary	—	(2,283)	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	4,108	(1,257)	235
Depreciation and amortization	2,575	2,513	2,020
Expense related to common stock warrants	—	42	—
Cumulative effect of a change in accounting principle	—	—	3,474
Loss on disposal of property	—	213	8
Stock based compensation	2,711	941	752
Provision for inventory obsolescence	264	799	193
Provision for doubtful accounts receivable	2,022	701	134
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable	(5,395)	(3,171)	(690)
Inventories	(1,814)	(1,360)	(87)
Prepaid expenses and other	(269)	(243)	(12)
Accounts payable and accrued payroll and related expenses	3,856	1,636	12
Income taxes payable	(121)	30	(51)
Other liabilities	353	296	31

Net cash provided by (used in) operating activities from continuing operations	(8,820)	(1,014)	2,960

Net cash provided by (used in) operating activities of discontinued operations	—	(56)	137

Net cash provided by (used in) operating activities	(8,820)	(1,070)	3,097

Cash flows from investing activities:
Capital expenditures	(6,603)	(3,671)	(2,634)
Net Proceeds from sale of subsidiary	—	5,044	—
Change in other assets	(499)	12	(478)
Purchases of Investments	(35,515)	—	—
Maturities of Investments	1,375	—	—

Net cash provided by (used in) investing activities from continuing operations	(41,242)	1,385	(3,112)

Net cash used in investing activities from discontinued operations	—	(382)	(43)

Net cash provided by (used in) investing activities	(41,242)	1,003	(3,155)

Cash flows from financing activities:
Net proceeds from sale of common stock	43,087	11,563	—
Principal payments on debt	—	(77)	(226)
Proceeds from exercise of stock options and warrants	1,856	2,070	63

Net cash provided by (used in) financing activities	44,943	13,556	(163)

Effect of exchange rates on cash	(45)	(4)	(112)

Net increase (decrease) in cash and cash equivalents	(5,164)	13,485	(333)
Cash and cash equivalents at beginning of year	15,185	1,700	2,033

Cash and cash equivalents at end of year	$10,021	$15,185	$1,700

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$1	$65	$11

Income tax payments	$126	$29	$139

Tax benefit from exercise of stock options	$(2,000)	$2,000	$17

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations – I-Flow Corporation (“I-Flow” or the “Company”) was incorporated in California on July 17, 1985. On July 30, 2001, the Company reincorporated in the State of Delaware by merging into a wholly owned subsidiary incorporated in Delaware. The Company designs, develops, manufactures and markets technically advanced, low-cost ambulatory infusion systems that seek to redefine the standard of care by providing life enhancing, cost effective solutions for pain management and infusion therapy. The Company’s products are used in hospitals and alternate site settings. I-Flow manufactures a growing line of compact, portable infusion pumps, catheters and pain kits that administer medication directly to the wound site as well as administer local anesthetic, chemotherapy, antibiotics, nutritional supplements and other medications. InfuSystem, Inc., a wholly owned subsidiary, is primarily engaged in the rental of infusion pumps on a month-to-month basis for the treatment of cancer.

Principles of Consolidation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents – Cash and cash equivalents consist of cash in the bank, investment-grade bonds with a maturity date of 90 days or less at the date of purchase and money-market funds with immediate availability. The Company maintains its cash and cash equivalents primarily with a single financial institution.

Investments – The Company considers all highly liquid interest-earning investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Investments with a maturity beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at fair market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in other comprehensive loss.

Inventories – Inventories are stated at the lower of cost (determined on a first in, first out basis) or market. Inventories consisted of the following as of December 31:

	2004	2003

Raw Materials	$5,145,000	$5,368,000
Work in Process	1,369,000	765,000
Finished Goods	2,774,000	2,838,000
Reserve for Obsolescence	(923,000)	(2,156,000)

Total	$8,365,000	$6,815,000

Long Lived Assets – The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. The Company adopted SFAS 144 on January 1, 2002. In accordance with SFAS 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether an impairment to such value has occurred. During the fourth quarter of 2003, the Company determined that the carrying value of certain tooling and patents related to the Company’s electronic IV infusion pump products within the manufacturing and marketing operating segment was impaired due to a cessation of sales of the products to which the assets related. The write-down of the tooling assets and patents resulted in charges of $188,000 to cost of sales and $90,000 to product development expenses in 2003. See Note 4 below.

Property – Property is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Leasehold improvements are amortized using the straight-line method over the life of the asset or the remaining term of the lease, whichever is shorter. Maintenance and minor repairs are charges to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in the current period. Property consisted of the following as of December 31:

	2004	2003

Furniture, fixtures and equipment	$9,314,000	$8,243,000
Rental and demonstration equipment	13,055,000	8,454,000
Accumulated depreciation and amortization	(11,272,000)	(9,953,000)

Total	$11,097,000	$6,744,000

Goodwill – Prior to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002, the excess of cost over fair value of net assets acquired was amortized on a straight-line basis over five to fifteen years. Prior to the adoption of SFAS 142, the Company periodically evaluated the recoverability of goodwill based upon the future undiscounted cash flows and had determined that there was no impairment of goodwill. Effective January 1, 2002, goodwill is no longer amortized, but is tested for impairment at least annually. A transitional impairment charge of $3,474,000 was recognized upon adoption of SFAS 142. See Note 2 to Notes to Consolidated Financial Statements. The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The Company compares fair value of its reporting units to their carrying value, as well as other factors, to determine whether or not any potential impairment of goodwill exists. If a potential impairment exists, an impairment loss is recognized to the extent the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities.

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

Accounts Receivable – The Company performs various analyses to evaluate its accounts receivable balances. It records an allowance for bad debts based upon the estimated collectibility of the accounts such that the recorded amounts reflect estimated net realizable value. The Company applies specified percentages to the accounts receivable agings to estimate the amount that will ultimately be uncollectible and therefore should be reserved. The percentages are increased as the accounts age.

Product Warranties – The Company maintains a reserve for estimated defective product returns based upon historical activity. The Company does not provide an explicit product warranty for its products and warranty claims have been insignificant in the past.

Income Taxes – The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized.

Accounting for Stock Based Compensation – The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock

Issued to Employees and Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock options issued to consultants and vendors are accounted for at fair value.

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

	Years Ended December 31,
(Amounts in thousands, except per share amounts)	2004	2003	2002

Net income (loss) – as reported	$(17,110)	$457	$(3,035)

Stock-based employee compensation included in net income (loss), net of tax	$1,073	$471	$397

Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	$(4,806)	$(1,024)	$(1,017)

Net (loss) – pro forma	$(20,843)	$(96)	$(3,655)

Basic earnings (loss) per share – as reported	$(0.83)	$0.03	$(0.20)

Basic earnings (loss) per share – pro forma	$(1.01)	$(0.01)	$(0.24)

Diluted earnings (loss) per share — as reported	$(0.83)	$0.03	$(0.19)

Diluted earnings (loss) per share – pro forma	$(1.01)	$(0.01)	$(0.23)

The amounts in the above table related to stock-based employee compensation included in net income (loss), net of tax relate to employee stock options only and exclude compensation expense related to consultant stock options and restricted stock.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002: no dividend yield; expected volatility 89% in 2004, 93% in 2003 and 94% in 2002; risk-free interest rate of 3.70% in 2004, 3.08% in 2003 and 3.04% in 2002; and expected lives of 5 years.

Earnings Per Share – Pursuant to SFAS No. 128, Earnings Per Share, the Company provides dual presentation of “Basic” and “Diluted” earnings per share.

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented, excluding unvested restricted stock which the Company has a right to repurchase in the event of early termination of employment.

Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods utilizing the treasury stock method for stock options and unvested restricted stock. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be anti-dilutive.

The following is a reconciliation between weighted average shares used in the basic and diluted earnings per share calculations:

	Years ended December 31,
	2004	2003	2002

Basic net income per share
Weighted-average number of common shares outstanding	20,628,000	16,384,000	15,368,000
Effect of dilutive securities:
Stock options and unvested restricted stock	—	—	511,000

Diluted net income per share
Weighted-average number of common shares outstanding	20,628,000	16,384,000	15,879,000

Options to purchase 70,000, 179,000, and 2,426,164 shares of common stock have been excluded from the treasury stock method calculation for diluted weighted average common shares for the years ended December 31, 2004, 2003 and 2002, respectively, because their exercise prices exceeded the average market price of the Company’s common stock during these periods.

Comprehensive Income – Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company has included a calculation of comprehensive income (loss) in its accompanying consolidated statements of operations and comprehensive operations for the years ended December 31, 2004, 2003 and 2002.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

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

New Accounting Pronouncements – In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities (“SPEs”). The consolidated requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003. As the Company has determined that it does not have any SPEs to which these interpretations apply, the Company adopted FIN46R in the first quarter of 2004 and such adoption did not have a material impact on its financial statements.

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

For mandatorily redeemable noncontrolling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS No. 150 are deferred indefinitely. For other mandatorily redeemable noncontrolling interests that were issued before November 5, 2003, the measurement provisions of SFAS No. 150 are deferred indefinitely. For those instruments, the measurement guidance for redeemable shares and noncontrolling interests in other literature shall apply during the deferral period. The adoption of the provisions of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”), which amends ARB No. 43, Chapter 4, Inventory Pricing. SFAS 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities an unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company is currently assessing the impact of the adoption of SFAS 151 and its impact on its consolidated financial statements.

In December 2004, the FASB enacted SFAS No. 123-revised 2004, Share-Based Payment (“SFAS 123R”) which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. Accordingly, the Company will adopt the provisions of SFAS 123R effective July 1, 2005, the third quarter of its 2005 fiscal year.

The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in the Notes to Consolidated Financial Statements for the pro forma net loss and net loss per share amounts, for fiscal 2002 through fiscal 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on the Company’s consolidated statements of operations and net income per share.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Goodwill and Other Intangible Assets

SFAS 142 addresses the financial accounting and reporting requirements for acquired goodwill and other intangible assets. The Company adopted the provisions of SFAS 142 in January 2002. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are consistent with the operating segments underlying the reporting segments identified in Note 10 – Operating Segments and Revenue Data.

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

The changes in carrying amount of goodwill by operating segment for the years ended December 31, 2004 and 2003 are as follows:

	Manufacturing and
	Marketing	Rentals	Total

Balance as of January 1, 2002	$3,474,000	$2,639,000	$6,113,000
Impairment loss	(3,474,000)		(3,474,000)

Balance as of December 31, 2002, 2003 and 2004	—	$2,639,000	$2,639,000

As of December 31, 2004, the remaining goodwill of $2,639,000 is attributable to the Company’s rentals operating segment and the Company has determined that there was no impairment of this goodwill as of December 31, 2004.

Amortizable intangible assets in the accompanying consolidated balance sheets are as follows:

	As of December 31, 2004
	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$2,310,000	$903,000	$1,407,000

	As of December 31,2003
	Carrying	Accumulated
	Amount	Amortization	Net

Patents	$1,960,000	$746,000	$1,214,000

The Company amortizes patents and licensing rights over a period of seven and five years, respectively. Amortization expense was $325,000 and $299,000 for the years ended December 31, 2004 and 2003, respectively. Annual amortization expense of intangible assets recorded as of December 31, 2004 is expected to be approximately $280,000 in each of the next five fiscal years. During the fourth quarter of 2003, the Company determined that the carrying value of certain patents related to the Company’s electronic IV infusion pump products, within the manufacturing and marketing operating segment, were impaired. The write-down of the patents resulted in a charge of $90,000 to product development expense in 2003.

3. Investments

The following tables summarize the Company’s investments.

December 31, 2004	Amortized Cost	Gross Unrealized Losses	Fair Value

Money market funds	$1,903,000	$—	$1,903,000
U.S. agency discount notes	13,073,000	(8,000)	13,065,000
U.S. agency - non callable	4,560,000	(13,000)	4,547,000
Corporate debentures and bonds	8,356,000	(43,000)	8,313,000
Commercial paper	14,506,000	(5,000)	14,501,000

Total	$42,398,000	$(69,000)	$42,329,000

Reported as:
Cash equivalents			$8,242,000
Short-term investments			34,087,000

Total			$42,329,000

December 31, 2003	Amortized Cost	Gross Unrealized Losses	Fair Value

Money market funds	$15,075,000	$—	$15,075,000

Total	$15,075,000	$—	$15,075,000

Reported as:
Cash equivalents			$15,075,000
Short-term investments			—

Total			$15,075,000

The following table summarizes the maturities of the Company’s investments as of December 31, 2004:

Notes and bonds:
Maturities of one year or less	$33,919,000
Maturities between one and two years	6,507,000

Money market funds:
Original maturities of three months or less	1,903,000

Total	$42,329,000

There were no net realized gains and losses from sales of available-for-sale securities during 2004.

4. Divestiture of Spinal Specialties

The Company sold Spinal Specialties, Inc., a wholly owned subsidiary, on November 1, 2003 to Integra LifeSciences Holdings Corporation for approximately $6,000,000 in cash and net proceeds of approximately $5,044,000. Assets and liabilities included in the sale consisted primarily of approximately $722,000 of accounts receivable, $1,155,000 of inventory, $400,000 of fixed assets, and $313,000 of accounts payable and accrued liabilities. The Company recorded a pretax gain on the sale of $2,999,000 and a tax provision on the gain of $716,000, resulting in an after-tax gain of $2,283,000. The reported gain includes the effect of a charge of $327,000 related to the acceleration of vesting of certain stock options upon the closing of the sale. This amount has been accounted for as an increase in common stock.

The net income of Spinal Specialties prior to divestiture is presented in the Company’s Consolidated Statements of Operations and Comprehensive Operations as income from discontinued operations, net of tax. Reported in income (loss) from discontinued operations, net of tax, are net product sales from Spinal Specialties of $3,795,000, $3,454,000 and $2,774,000 in 2003, 2002 and 2001, respectively, and income (loss) before taxes from Spinal Specialties of $532,000, $42,000 and $(524,000) in 2003, 2002 and 2001, respectively. Also reported in income

(loss) from discontinued operations, net of tax, is income tax expense (benefit) of $204,000, $18,000 and $(211,000) for 2003, 2002, and 2001, respectively.

5. Lines of Credit

The Company has a working capital line of credit with Silicon Valley Bank that expires on April 30, 2005. Under the line of credit, the Company may borrow up to the lesser of $4,000,000 or the sum of 80% of eligible accounts receivable plus 25% of eligible inventory, as defined, at the bank’s prime rate (5.25% at December 31, 2004). As of December 31, 2004, there were funds available for borrowing of $3,072,000 and no outstanding borrowings.

The Company’s InfuSystem subsidiary has a revolving line of credit with a bank under which it may borrow up to the lesser of $3,500,000 or 80% of eligible accounts receivable, as defined, at the bank’s prime rate less 0.25% (5.0% at December 31, 2004). As of December 31, 2004, there were funds available for borrowing of $3,500,000 and no outstanding borrowings. The credit line expires June 30, 2006. In addition, InfuSystem has a loan facility under which it may borrow up to $2,500,000 for the purchase of equipment. As of December 31, 2004, there were no outstanding borrowings under the loan facility.

The Company’s lines of credit are collateralized by substantially all of the Company’s assets and require the Company to comply with certain covenants principally relating to working capital and liquidity. As of December 31, 2004, the Company believes it was in compliance with or obtained waivers for all such covenants. The Company did not meet the net income covenant for the quarter ended December 31, 2004.

6. Stockholders’ Equity

Preferred Stock - As of December 31, 2004, the Company was authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share, in one or more series. There were no shares of preferred stock issued and outstanding as of December 31, 2004, 2003, or 2002.

On March 8, 2002, in connection with the adoption of a Stockholder Rights Plan (discussed below), the Company filed a Certificate of Designation with the State of Delaware designating 300,000 shares of preferred stock as Series A Junior Participating Cumulative Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock is nonredeemable and, unless otherwise provided, is subordinate to any other series of the Company’s preferred stock. A holder of a share of Series A Preferred Stock is entitled to receive when, as and if declared, the greater of (i) cash and non-cash dividends in an amount equal to 100 times the dividends declared on each share of common stock or (ii) a preferential annual dividend of $1.00 per preferred share ($0.01 per one one-hundredth (1/100) of a preferred share). Each share of Series A Preferred Stock has one hundred (100) votes per share (one vote per one one-hundredth (1/100) of a preferred share), voting together with the shares of common stock. In the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, the holder of a share of Series A Preferred Stock is entitled to receive 100 times the amount received per common share. The rights of the Series A Preferred Stock as to dividends, voting and liquidation preferences are protected by antidilution provisions.

Stockholder Rights Plan - On February 26, 2002, the Board of Directors of the Company adopted a Stockholder Rights Plan (the “Rights Plan”). The Rights Plan provides for a dividend of one right (a “Right”) to purchase fractions of shares of the Company’s Series A Preferred Stock for each share of the Company’s common stock. Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock, the Rights permit the holders (other than the 15% holder) to purchase the Company’s common stock at a 50% discount upon payment of an exercise price of $30 per Right. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquirer at a 50% discount. Under certain conditions, the Rights may be redeemed by the board of directors in whole, but not in part, at a price of $0.001 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company’s common stock. The Rights expire on February 26, 2012, unless earlier redeemed or exchanged, unless the distribution date has previously occurred and the Rights have separated from the shares of common stock, in which case the Rights will remain outstanding for 10 years from the date they separate.

Common Stock - In December 2001, the board of directors of the Company approved a restricted stock plan (the “2001 Restricted Stock Plan”) pursuant to which employees of the Company may be offered the opportunity to acquire common stock of the Company. Shares granted under the plan generally vest, and the restrictions on the shares lapse, over a period of three years, subject to possible acceleration of vesting based upon the achievement of individual performance goals. A total of 125,000 shares were authorized for issuance under the 2001 Restricted Stock Plan. As of December 31, 2001, no shares were issued under the 2001 Restricted Stock Plan. As of December 31, 2002, 73,500 shares were issued and outstanding under the 2001 Restricted Stock Plan, of which 3,000 were vested. Compensation expense of $32,000 related to such shares was recognized in 2002. As of December 31, 2003, 64,000 shares were issued and outstanding under the plan of which 52,000 were vested (3,000 vested in 2002 and 49,000 vested in 2003). Compensation expense of $83,000 related to such shares was recognized in 2003. In 2003, the board of directors decided to terminate all future grants under the 2001 Restricted Stock Plan. As of December 31, 2004, 64,000 shares were issued and outstanding under the plan of which 58,000 were vested (3,000 vested in 2002, 49,000 vested in 2003, and 6,000 vested in 2004). Compensation expense of $10,000 related to such shares was recognized in 2004. As of December 31, 2004, unrecognized deferred compensation expense related to the unvested shares was approximately $2,000.

On May 29, 2003, the board of directors of the Company approved a new restricted stock plan (the “2003 Restricted Stock Plan”) pursuant to which employees of the Company may be offered the opportunity to acquire common stock of the Company. Shares granted under the 2003 Restricted Stock Plan generally vest, and the restrictions on the shares lapse, over a period of three years, subject to possible acceleration of vesting based upon the achievement of individual performance goals. The board of directors authorized a total of 250,000 shares for issuance under the 2003 Restricted Stock Plan. In July 2003, the Company issued 91,000 shares of restricted stock under the 2003 Restricted Stock Plan. As of December 31, 2003, 83,000 shares were issued and outstanding under the plan (30,000 vested during 2003 and 167,000 shares remained available for future issuances). Compensation expense of $276,000 related to such shares was recognized in 2003. As of December 31, 2003, unrecognized deferred compensation expense related to the unvested shares as of December 31, 2003 was approximately $311,000. As of December 31, 2004, 63,000 shares were issued and outstanding under the plan of which 55,000 were vested (30,000 vested during 2003 and 25,000 vested during 2004), and 187,000 shares remained available for future issuances. Compensation expense of $142,000 related to such shares was recognized in 2004. As of December 31, 2004, unrecognized deferred compensation expense related to the unvested shares as of December 31, 2004 was approximately $28,000.

In a private placement transaction completed on September 4, 2003, the Company sold 1,666,740 shares of its common stock at $7.50 per share for net proceeds to the Company of $11,563,000. Gross proceeds from the transaction were $12,500,550. The Company also granted warrants entitling the stockholders that participated in the transaction to purchase up to 250,011 additional shares of common stock at an exercise price of $10.00 per share. The warrants are exercisable for a period of five years from the date of issue. See discussion below under “Stock Options and Warrants.”

On April 19, 2004, the Company completed a public offering of 2,990,000 shares of common stock at $15.50 per share, of which 390,000 shares were issued pursuant to the exercise of the underwriters’ over-allotment option. The shares were sold at a price to the public of $15.50 per share resulting in net proceeds to the Company of approximately $43,087,000.

Stock Options and Warrants - In connection with the sale of common stock in the private placement transaction completed on September 4, 2003, the Company granted the investors warrants to purchase up to 250,011 shares of common stock at an exercise price of $10.00 per share. The estimated fair value of these warrants on the grant date was $1,272,000 as calculated using the Black-Scholes pricing model. These warrants were immediately exercisable and expire five years from the date of grant. Of the 250,011 warrants granted, 24,900 were exercised during 2004 and 225,111 remain outstanding as of December 31, 2004. The following weighted average assumptions were used to calculate the fair value of these warrants using the Black-Scholes pricing model: contractual life of five years; stock volatility of 87%; risk-free interest rate of 2.73%; and no dividends during the term. The fair value of the warrants is included in common stock in the accompanying balance sheet.

In May 2003, and in connection with an amendment to its existing line of credit agreement, the Company granted warrants to a financial institution to purchase 15,625 shares of the Company’s common stock at an exercise price of

$3.84 per share. The estimated fair value of these warrants on the grant date was $42,000 as calculated using the Black-Scholes pricing model. These warrants were immediately exercisable and expire seven years from the date of grant. The following weighted average assumptions were used to calculate the fair value of these warrants using the Black-Scholes pricing model: contractual life of seven years; stock volatility of 75%; risk-free interest rate of 2.73%; and no dividends during the term. The estimated fair value of these warrants of $42,000 was recorded as interest expense over the term of the amended line of credit agreement and is included in common stock in the accompanying balance sheet. As of December 31, 2003, all of these warrants had been exercised.

The Company had a stock option plan approved by the shareholders in 1992 which provided for the granting of options to non-employee directors (the “1992 Director Plan”) to purchase up to 400,000 shares of the Company’s common stock at exercise prices not less than the fair market value of the Company’s common stock at the date of grant. Under the terms of the plan, options to purchase 10,000 shares of the Company’s common stock were to be granted to each non-employee director serving in such capacity as of the first business day of January of each year as long as the plan remained in existence. Options granted became exercisable in four equal installments, with one installment becoming exercisable at the end of each calendar quarter subsequent to the date of grant. The options expire at the earlier of five years from the date of grant or two years after termination of the option holder’s status as a director. The 1992 Director Plan was terminated on May 23, 2002. Options granted under the 1992 Director Plan which were currently outstanding as of the date of plan termination were unaffected by the plan termination and continued to vest under their original terms.

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

On May 17, 2001, the shareholders of the Company approved the I-Flow Corporation 2001 Equity Incentive Plan (the “2001 Plan”) which provides for the grant of stock options (including incentive stock options or nonqualified stock options), restricted stock, and other stock-based benefits to officers, employees, consultants and advisors of the Company and its affiliated entities. The 2001 Plan was amended on May 23, 2002 to make non-employee directors eligible for grants under the plan. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2001 Plan, as amended, may not exceed 4,750,000 shares in the aggregate, subject to adjustments for stock splits or other adjustments as defined. Options granted become exercisable at such times as determined by the compensation committee of the board of directors and expire on various dates up to 10 years from the date of grant.

Prior to the approval of the 2001 Plan, the Company issued options under the 1996 Plan to purchase an aggregate of 651,336 shares of its common stock to certain key employees at exercise prices below fair market value at the date of grant as deferred compensation for services rendered. In addition, as of December 31, 2004, the Company has issued options under the 2001 Plan to purchase an aggregate of 155,504 shares of its common stock to certain key employees at exercise prices below fair market value at the date of grant as deferred compensation. Also, the Company granted options for 320,000 shares to sales representatives and sales management during 2004 at exercise prices below fair market value.

Compensation expense related to stock options and restricted stock, including stock options granted to non-employees as discussed below, aggregating $2,711,000, $1,268,000 and $752,000 has been recorded for each of the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, the remaining deferred compensation expense related to unvested stock options was approximately $4,650,000 and will be amortized as the related awards are earned and vested through 2007.

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

During fiscal years 2004, 2003 and 2002, the Company granted options to non-employees to purchase 7,000, 22,000 and 48,600 shares of the Company’s common stock, respectively, in connection with consulting services. These options have exercise prices equal to the fair market value of the underlying shares at the date of grant and vest over one to five years. Of these options, 74,000 have been accounted for as a variable award because the consultant’s performance was not complete and a performance commitment date had not been satisfied in accordance with the provisions of EITF No. 96-18. During fiscal year 2004, 2003 and 2002, the Company recorded stock-based compensation of $92,000, $182,000 and $31,000, respectively, related to these options calculated using the Black-Scholes pricing model with the following weighted-average assumptions: expected life, contractual life of 5 years; stock volatility of 66% in 2004, 79% in 2003 and 94% in 2002; average risk-free interest rate of 3.62% in 2004, 2.73% in 2003 and 3.04% in 2002; and no dividends during the expected term.

Stock-based compensation expense recognized in each of the years ended December 31, 2004, 2003 and 2002 related to stock options granted to employees, stock options granted to consultants, and restricted stock granted to employees is summarized as follows:

	2004	2003	2002

Options to Employees	$2,467,000	$400,000	$689,000
Options to Consultants	92,000	182,000	31,000
Restricted Stock	152,000	359,000	32,000
Employee Options Related to Discontinued Operations (Note 4)	—	327,000	—

Total	$2,711,000	$1,268,000	$752,000

Stock option activity for all plans is summarized as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price

Balance, January 1, 2002 (2,397,074 exercisable at a weighted-average price of $2.34)	4,256,317	$2.18
Granted (weighted-average fair value of $2.01 per share)	976,302	$2.32
Canceled/Expired	(673,610)	$2.45
Exercised	(55,088)	$1.79

Balance, December 31, 2002 (2,611,385 exercisable at a weighted-average price of $2.31)	4,503,921	$2.19
Granted (weighted-average fair value of $4.50 per share)	527,000	$6.02
Canceled/Expired	(711,069)	$2.63
Exercised	(1,082,440)	$2.02

Balance, December 31, 2003 (1,680,888 exercisable at a weighted-average price of $2.25)	3,237,412	$2.77
Granted (weighted-average fair value of $9.52 per share)	1,453,884	$13.72
Canceled/Expired	(146,310)	$5.49
Exercised	(918,162)	$2.04

Balance, December 31, 2004 (1,595,649 exercisable at a weighted-average price of $2.70)	3,626,824	$5.57

Options to purchase 2,111,251 shares of the Company’s Common Stock were available for grant under the 2001 Plan as of December 31, 2004.

The following table summarizes information concerning outstanding and exercisable options for all plans and grants as of December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-
		Average			Weighted-
	Number	Remaining	Weighted-	Number	Average
	Of Shares	Contractual	Average	Of Shares	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Price

$ 0.00 - $ 1.04	403,000	4.33	$0.31	131,000	$0.95
$ 1.12 - $ 1.28	505,447	3.52	$1.27	412,359	$1.27
$ 1.33 - $ 1.66	228,587	2.85	$1.41	86,050	$1.47
$ 1.77 - $ 2.47	541,726	2.02	$2.43	294,926	$2.43
$ 2.50 - $ 3.37	639,693	3.78	$2.98	579,333	$2.99
$ 3.52 - $11.41	78,569	3.73	$6.71	22,443	$4.60
$11.52 - $11.52	822,802	4.01	$11.52	—	—
$12.05 - $15.90	363,000	4.17	$13.90	69,538	$13.97
$15.95 - $19.04	13,000	4.74	$16.27	—	—
$19.81 - $19.81	31,000	4.91	$19.81	—	—

Total	3,626,824	3.59	$5.57	1,595,649	$2.70

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

The income tax provision (benefit) for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	Years Ended December 31,
	2004	2003	2002

Current:

Federal	$—	$—	$—
State	203,000	84,000	70,000

	203,000	84,000	70,000
Deferred:

Federal	3,189,000	(1,161,000)	462,000
State	495,000	(96,000)	(227,000)

Subtotal	3,684,000	(1,257,000)	235,000

Total income tax (benefit) provision	$3,887,000	$(1,173,000)	$305,000

The difference between the deferred income tax provision of $3,684,000 and the change in the net deferred tax assets in 2004, excluding the current tax benefit from the exercise of stock options of $4,972,000, is due primarily to an increase in the valuation allowance relating to deferred tax assets in 2004.

A deferred tax asset in the amount of $465,000 was acquired in conjunction with the acquisition of InfuSystem II, Inc. and Venture Medical, Inc. in 1998. A valuation allowance of $465,000 was established for the deferred tax asset. If this deferred tax asset is realized, the benefit will first go to reduce any unamortized goodwill remaining from the acquisition.

The reconciliations of the effective income tax rate to the federal statutory rate are as follows:

	Years Ended December 31,
	2004	2003	2002

Tax at federal statutory rate	(35.0%)	(35.0%)	35.0%
State income taxes, net of federal benefit	(3.6%)	(2.5%)	11.3%
Foreign operations	(0.5%)	(1.2%)	(5.0%)
Research credit	(1.0%)	(1.4%)	(4.1%)
Valuation Allowance	67.9%	0.0%	0.0%
Nondeductible charges	2.1%	3.7%	5.4%
Other	(0.5%)	1.1%	(0.2%)

Total	29.4%	(35.3%)	42.4%

The Company’s effective tax rate for the year ended December 31, 2004 was a tax expense rate of 29.4% compared to tax benefit rate of 35.3% in 2003. The change in the effective tax rate is primarily the result of the increase in the provision for income taxes in 2004 resulting from the increase in the valuation allowance for deferred tax assets.

As of December 31, 2004 and 2003, the Company had net deferred tax assets comprised of the following:

	December 31,
Deferred Tax Assets:	2004	2003

Net operating losses	$13,634,000	$3,517,000
Amortization of goodwill and other intangibles	2,389,000	2,645,000
Reserves not currently deductible	4,475,000	3,138,000
State taxes	(995,000)	(388,000)
Credits	1,469,000	1,052,000
Depreciation	(1,574,000)	(407,000)

Total deferred income taxes	19,398,000	9,557,000
Valuation allowance	(19,398,000)	(3,449,000)

Net deferred income taxes	$—	$6,108,000

At December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $35,003,000 and $27,375,000, respectively, which begin to expire in the year 2006. Due to certain tax regulations, future use of a portion of the federal net operating loss carryforwards is limited to approximately $600,000 per year. Tax credits for federal and state taxes of approximately $1,027,000 and $442,000, respectively, begin to expire in 2007.

A valuation allowance increase equal to the net deferred tax asset has been provided as management believes that based upon the available evidence and the criteria provided by SFAS 109, it is more likely than not that the Company will not realize the benefits of the remaining net deferred tax asset at December 31, 2004. The effective increase in the valuation allowance for the year 2004 was $15,949,000.

8. Commitments and Contingencies

In July 1997, the Company entered into a noncancelable-operating lease for a 51,000 square foot building for its primary facility. The lease agreement contains certain scheduled rent increases (which are accounted for on a straight-line basis) and expires in June 2007. There is an option to extend the lease for an additional five years, which the Company currently intends to exercise. In January 2000, the Company entered into a noncancelable-operating lease for a 26,000 square foot facility in Tijuana, Mexico. The term of the lease has been extended through 2008, and the Company has two renewal options of four years each. Additionally, the Company’s Infusystem subsidiary entered into leases in July 2002 for 8,120 square feet of general office space and 3,000 square feet of warehouse space in Madison Heights, Michigan. Each lease has a term of five years.

Future minimum lease payments under these leases are as follows:

Years Ended December 31,

2005	$737,000
2006	747,000
2007	655,000
2008	561,000
2009	428,000
Thereafter	1,071,000

Total	$4,199,000

Rent expense for the years ended December 31, 2004, 2003 and 2002 was $915,000, $833,000 and $844,000, respectively.

The Company is involved in litigation arising from the normal course of operations. In the opinion of management, the ultimate impact of such litigation will not have a material adverse effect on the Company’s financial position and results of operations.

The Company enters into certain types of contracts from time to time that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnifications to either (a) purchasers of the Company’s businesses or assets; or (b) entities from whom the Company is acquiring assets or businesses; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; and (iv) Company license, consulting, distribution and purchase agreements with its customers and other parties, under which the Company may be required to indemnify such parties for intellectual property infringement claims, product liability claims, and other claims arising from the Company’s provision of products or services to such parties.

The terms of such obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no liabilities have been recorded for these obligations on its balance sheets as of December 31, 2004.

9. Employee Benefit Plan

The Company has a 401(k) retirement plan in which any full time employee may participate. The Company contributes $0.33 for each dollar of employee contribution up to a maximum employer contribution of 1.32% of each participant’s annual salary. The maximum employer contribution at 1.32% corresponds to an employee contribution of 4% of annual salary. Such contributions totaled $224,000, $86,000, and $102,000 for the years ended December 31, 2004, 2003, and 2002, respectively. The Company does not provide post-retirement benefits to its employees.

10. Operating Segments and Revenue Data

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

Management has chosen to organize the enterprise around differences in products and services, which is the level at which the Company’s chief operating decision maker regularly reviews operating results to make decisions about resource allocation and segment performance. The products within the Manufacturing and Marketing operating segment are predominately assembled from common subassembly components in an integrated manufacturing facility. The Company believes it is most meaningful for the purposes of revenue analyses, however, to group the product lines within the Manufacturing and Marketing operating segment into two categories representing specific clinical applications – IV Infusion Therapy and Regional Anesthesia. Revenues from sales of IV Infusion Therapy products in 2004, 2003 and 2002 were $19,404,000, $17,909,000 and $15,788,000, respectively. Revenues from sales of Regional Anesthesia products in 2004, 2003 and 2002 were $32,392,000, $16,112,000 and $8,582,000, respectively.

The accounting policies of the two operating segments are the same as those described in the summary of significant accounting policies (Note 1). Operating segment information is as follows for the years ended December 31, 2004, 2003 and 2002:

	Manufacturing and
	Marketing	Rentals	Consolidated

2004:
Revenues	$51,796,000	$19,349,000	$71,145,000
Operating income (loss)	(18,678,000)	4,930,000	(13,748,000)
Assets	66,903,000	17,527,000	84,430,000
Depreciation and amortization	671,000	1,904,000	2,575,000
Property additions	491,000	6,112,000	6,603,000

2003:
Revenues	$34,021,000	$13,022,000	$47,043,000
Operating income (loss)	(5,404,000)	2,123,000	(3,281,000)
Assets	41,026,000	10,870,000	51,896,000
Depreciation and amortization	1,305,000	1,208,000	2,513,000
Property additions	1,135,000	2,536,000	3,671,000

2002:
Revenues	$24,370,000	$10,293,000	$34,663,000
Operating income (loss)	(1,600,000)	2,314,000	714,000
Assets	21,778,000	11,283,000	33,061,000
Depreciation and amortization	1,069,000	951,000	2,020,000
Property additions	1,648,000	986,000	2,634,000

The Company had a major customer which accounted for 9%, 10%, and 12% of total revenues for the years ended December 31, 2004, 2003, and 2002, respectively.

All of the Company’s rental revenue is domestic. Export sales of medical products represented 16%, 20% and 26% of total revenue during 2004, 2003 and 2002, respectively. Total revenue by geographical region is summarized as follows:

Sales to unaffiliated customers:	2004	2003	2002

United States	$59,838,000	$37,503,000	$25,697,000
Europe	9,214,000	7,588,000	7,202,000
Asia / Pacific Rim	1,365,000	969,000	1,095,000
Other	728,000	983,000	669,000

Total	$71,145,000	$47,043,000	$34,663,000

11. Related Party Transactions

During June 2001, the Company loaned its chief executive officer $150,000 for personal use. The loan has not been modified or amended since that time. The unsecured note receivable due from the chief executive officer bears interest at 5.58% per annum and is to be repaid over a 10 year period through bi-weekly payroll deductions. As of December 31, 2004, the amount due to the Company under the note receivable is approximately $107,000, the majority of which is included in other long-term assets in the accompanying consolidated balance sheets.

Daniel Earhart, the Company’s facilities administrator, is the son of the Company’s chief executive officer. His total salaries and wages during fiscal 2004 was $70,864.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-FLOW CORPORATION

Dated: March 16, 2005	By:	/s/ Donald M. Earhart

Donald M. Earhart
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 16, 2004 on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Donald M. Earhart	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Donald M. Earhart

/s/ James J. Dal Porto	Executive Vice President, Chief Operating Officer, Director and Secretary
James J. Dal Porto

/s/ James R. Talevich	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
James R. Talevich

/s/ John H. Abeles	Director
John H. Abeles, M.D.

/s/ Jack H. Halperin	Director
Jack H. Halperin

/s/ Joel S. Kanter	Director
Joel S. Kanter

/s/ Erik H. Loudon	Director
Erik H. Loudon

/s/ Henry Tsutomu Tai	Director
Henry Tsutomu Tai, Ph.D., M.D.

INDEX TO EXHIBITS

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement, dated October 28, 2003, by and between Integra LifeSciences Corporation and I-Flow Corporation (1)
2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation (2)
2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. (3)
2.4	Agreement and Plan of Merger, dated February 9, 1998, by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (4)
2.5	Agreement for Purchase and Sale of Assets, dated July 3, 1996, by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (5)
3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation (6)
3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (2)
3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (7)
4.1	Specimen Common Stock Certificate (20)
4.2	Warrant Agreement, dated February 13, 1990, between the Company and American Stock Transfer & Trust Company, as warrant agent (9)
4.3	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as rights agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase (7)
4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)
4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)
4.6	Form of Warrant, dated September 4, 2003 (1)
4.7	Form of Registration Rights Agreement, dated September 4, 2003 (1)
10.1	Form of Securities Purchase Agreement, dated September 2, 2003 (1)
10.2	I-Flow Corporation Amended and Restated 2001 Equity Incentive Plan (11)*
10.3	2003 Restricted Stock Plan of I-Flow Corporation (10)*
10.4	2001 Restricted Stock Plan of I-Flow Corporation (12)*
10.5	1996 Stock Incentive Plan (13)*
10.6	1992 Non-Employee Director Stock Option Plan (14)*
10.7	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan, restated as of March 23, 1992 (15)*
10.8	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (16)
10.9	Summary of the terms of the COIP for 2005*
10.10	Addendum to manufacturing plant lease agreement

10.11	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (17)
10.12	Block Medical de Mexico lease agreement dated December 7, 1999
10.13	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated January 30, 2004.
10.14	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated May 8, 2003 (10)
10.15	Loan Agreement, dated March 31, 2000, by and among InfuSystem, Inc., I-Flow Corporation and Old Kent Bank (10)
10.16	First Amendment to Loan Agreement, dated April 1, 2002, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank) (10)
10.17	Second Amendment to Loan Agreement, dated April 1, 2003, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank) (10)
10.18	Second Amended and Restated Promissory Note, dated April 1, 2003, between InfuSystem, Inc. and Fifth Third Bank (formerly Old Kent Bank) (10)
10.19	Promissory Note with Donald M. Earhart dated June 15, 2001 (8)*
10.20	Reserved.
10.21	Employment Agreement with Donald M. Earhart, dated May 16, 1990 (18)*
10.22	Amendment No. 1 to Employment Agreement with Donald M. Earhart, dated June 21, 2001 (8)*
10.23	Amended and Restated Employment Agreement with James J. Dal Porto, dated June 21, 2001 (8)*
10.24	Employment Agreement with James R. Talevich, dated June 30, 2000 (19) *
10.25	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001 (8)*
10.26	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (8)*
10.27	Agreement Re: Change in Control with James R. Talevich, dated June 21, 2001 (8)*
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act on 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act on 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.
(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.
(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.
(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.
(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(11)	Reserved.
(12)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(13)	Incorporated by reference to exhibit with this title filed with the Company’s Definitive Proxy Statement filed on March 27, 1996.
(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
(15)	Incorporated by reference to exhibit with this title filed with the Company’s Post-Effective Amendment to its Registration Statement (No. 33-41207) filed on October 27, 1992.
(16)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated April 14, 1997.
(18)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
(19)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(20)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(21)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on April 14, 2004.
(22)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.