Form 10-Q
period 2005-03-31
I FLOW CORP /DE/
filed 2005-05-09
CIK 857728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-18338

I-FLOW CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0121984 (I.R.S. Employer Identification No.)

20202 Windrow Drive, Lake Forest, CA (Address of Principal Executive Offices)	92630 (Zip Code)

(949) 206-2700
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

     As of April 29, 2005 there were 22,354,000 shares of common stock outstanding.

I-FLOW CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART 1 — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

I-FLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,277,000	$10,021,000
Short-term investments	21,721,000	34,087,000
Accounts receivable, less allowance for doubtful accounts of $3,560,000 and $2,900,000 at March 31, 2005 and December 31, 2004, respectively	16,843,000	15,765,000
Inventories, net	9,685,000	8,365,000
Prepaid expenses and other current assets	1,010,000	921,000

Total current assets	66,536,000	69,159,000

Property, net	12,465,000	11,097,000
Goodwill	2,639,000	2,639,000
Other intangible assets, net	1,443,000	1,407,000
Other long-term assets	128,000	128,000

TOTAL	$83,211,000	$84,430,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,439,000	$4,392,000
Accrued payroll and related expenses	4,608,000	5,995,000
Income taxes payable	194,000	115,000
Other liabilities	791,000	709,000

Total current liabilities	11,032,000	11,211,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 40,000,000 shares authorized; 22,340,000 and 22,220,000 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	106,739,000	105,703,000
Accumulated other comprehensive loss	(357,000)	(290,000)
Accumulated deficit	(34,203,000)	(32,194,000)

Net stockholders’ equity	72,179,000	73,219,000

TOTAL	$83,211,000	$84,430,000

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Net product sales	$16,270,000	$9,906,000
Net rental income and other	6,471,000	4,263,000

Total revenues	22,741,000	14,169,000

Cost of revenues:
Product cost of revenues	4,340,000	3,522,000
Rental cost of revenues	1,762,000	1,160,000

Total cost of revenues	6,102,000	4,682,000

Gross Profit	16,639,000	9,487,000

Operating expenses:
Selling and marketing	13,562,000	7,683,000
General and administrative	4,624,000	3,617,000
Product development	623,000	579,000

Total operating expenses	18,809,000	11,879,000

Operating loss	(2,170,000)	(2,392,000)
Interest income, net	239,000	36,000

Loss before income taxes	(1,931,000)	(2,356,000)
Income tax expense (benefit)	78,000	(856,000)

Net loss	$(2,009,000)	$(1,500,000)

Net loss per share:
Basic and diluted	$(0.09)	$(0.08)

Comprehensive Operations:
Net loss	$(2,009,000)	$(1,500,000)
Foreign currency translation loss	(2,000)	(23,000)
Unrealized loss on investment securities	(65,000)	—

Comprehensive loss	$(2,076,000)	$(1,523,000)

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,009,000)	$(1,500,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,038,000	737,000
Stock-based compensation	751,000	269,000
Provision for doubtful accounts receivable	385,000	621,000
Loss on property disposal	29,000	—
Provision for inventory obsolescence	(2,000)	373,000
Deferred income taxes benefit	—	(877,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,463,000)	(183,000)
Inventories	(1,318,000)	82,000
Prepaid expenses and other current assets	(89,000)	10,000
Accounts payable, accrued payroll and related expenses	(340,000)	(630,000)
Income taxes payable	79,000	21,000
Other liabilities	82,000	(50,000)

Net cash used in operating activities	(2,857,000)	(1,127,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(2,346,000)	(1,620,000)
Purchases of investments	(1,209,000)	—
Maturities of investments	12,525,000	—
Sale of investments	985,000	—
Patent acquisitions	(125,000)	(100,000)

Net cash provided by (used in) investing activities	9,830,000	(1,720,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	285,000	421,000
Principal payments on notes payable	—	(1,000)

Net cash provided by financing activities	285,000	420,000

Effect of exchange rates on cash	(2,000)	3,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,256,000	(2,424,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,021,000	15,185,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,277,000	$12,761,000

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at March 31, 2005 and the results of its operations and cash flows for the three-month periods ended March 31, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

The financial statements included herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 16, 2005.

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

New Accounting Pronouncements – In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs (“SFAS 151”), which amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. SFAS 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs be recognized as an expense in the period incurred. In addition, other items, such as abnormal freight, handling costs and wasted materials, require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company is currently assessing the impact of the adoption of SFAS 151 and its impact on its condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123-revised 2004, Share-Based Payment (“SFAS 123R”) which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s condensed consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005, which is the third quarter for calendar year companies. However, on April 14, 2005, the SEC announced that the effective date for compliance with SFAS 123R would be deferred until January 1, 2006 for calendar year companies. Accordingly, the Company will adopt the provisions of SFAS 123R effective January 1, 2006 based on the new effective date announced by the SEC.

The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Set forth below are the pro forma net loss and net loss per share amounts, for the three-month periods ended March 31, 2005 and 2004, as if the Company had used a fair-value-based method required by SFAS 123 to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the Company’s condensed consolidated statements of operations and net income (loss) per share.

Accounting for Stock-Based Compensation – The Company accounts for employee and director stock options using the intrinsic value method in accordance with APB Opinion No. 25 and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and has adopted the disclosure-only alternative of SFAS 123. Stock options issued to consultants and vendors are accounted for at fair value.

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

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2005	2004
Net loss – as reported	$(2,009)	$(1,500)
Stock-based employee and director compensation included in net loss, net of tax	754	133
Total stock-based employee and director compensation expense determined under fair value based method for all awards, net of tax	(2,532)	(876)

Net loss – pro forma	$(3,787)	$(2,243)

Basic and diluted net loss per share – as reported	$(0.09)	$(0.08)
Basic and diluted net loss per share – pro forma	$(0.17)	$(0.12)

The amounts in the above table related to stock-based employee and director compensation included in net loss, net of tax (using the effective tax rate for the periods presented) relate to employee and director stock options only and exclude compensation expense related to consultant stock options and restricted stock.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2005 and 2004: no dividend yield; expected volatility of 90% in 2004 and 86% in 2005; risk-free interest rate of 3.64% in 2004 and 4.17% in 2005; and expected lives of 5 years.

2. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2005	2004
Raw Materials	$6,186,000	$5,145,000
Work in Process	1,459,000	1,369,000
Finished Goods	2,961,000	2,774,000
Reserve for Obsolescence	(921,000)	(923,000)

Total	$9,685,000	$8,365,000

3. Earnings (Loss) Per Share

Pursuant to SFAS No. 128, Earnings Per Share, the Company provides dual presentation of “Basic” and “Diluted” earnings per share.

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented, excluding unvested restricted stock which the Company has a right to repurchase in the event of early termination of employment of 11,000 shares and 65,000 shares as of March 31, 2005 and 2004, respectively.

Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods utilizing the treasury stock method for stock options, warrants and unvested restricted stock. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be anti-dilutive.

The following is a reconciliation between weighted average shares used in the basic and diluted net loss per share calculations:

	Three Months Ended March 31,
(Amounts in thousands)	2005	2004
Net loss	$(2,009)	$(1,500)

Basic net loss per share:
Weighted average number of common shares outstanding	22,236	18,282
Effect of dilutive securities:
Stock options and unvested restricted stock (1)	—	—

Diluted net loss per share:
Weighted average number of common and common equivalent shares outstanding	22,236	18,282

Net loss per share:
Basic and diluted	$(0.09)	$(0.08)

(1)	Options to purchase 92,000 and 1,000 shares of common stock have been excluded from the treasury stock method of calculation for diluted weighted average common shares for the three-month periods ended March 31, 2005 and 2004, respectively, as their exercise prices exceeded the average market price of the Company’s common stock for these periods and their effect would be anti-dilutive.

4. Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which, among other things, eliminates the amortization of goodwill and other intangibles with indefinite lives. Under SFAS 142, intangible assets, including goodwill, that are not subject to amortization are tested for impairment annually or more frequently if impairment indicators exist. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. No goodwill impairment indicators existed for the three months ended March 31, 2005 and, as a result, impairment testing was not required.

Amortizable intangible assets included in the accompanying condensed consolidated balance sheets are as follows:

	As of March 31, 2005
	Carrying	Accumulated
	Amount	Amortization	Net
Patents	$2,408,000	$965,000	$1,443,000

	As of December 31, 2004
	Carrying	Accumulated
	Amount	Amortization	Net
Patents	$2,310,000	$903,000	$1,407,000

The Company amortizes patents over a period of seven years. Amortization expense for the three months ended March 31, 2005 and 2004 was approximately $89,000 and $74,000, respectively. Annual amortization expense of intangible assets is estimated to be approximately $280,000 in each of the next five fiscal years .

5. Stockholders’ Equity

On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. The stock repurchase program will be in effect until July 26, 2005, unless the program is terminated sooner or extended by the board of directors. As of March 31, 2005, the Company had not repurchased any equity securities under the stock repurchase program.

On April 19, 2004, the Company completed a public offering of 2,990,000 shares of common stock at $15.50 per share, of which 390,000 shares were issued pursuant to the exercise of the underwriters’ over-allotment option. The shares were sold at a price to the public of $15.50 per share resulting in net proceeds to the Company of approximately $43,087,000.

6. Operating Segments and Revenue Data

The Company operates in two reportable operating segments: the manufacturing and marketing of medical infusion pumps (the “Manufacturing and Marketing” operating segment) and the rental and third party insurance billing of electronic medical infusion pumps that are manufactured by companies other than I-Flow Corporation (the “Rentals” operating segment). The Manufacturing and Marketing operating segment consists of two major market segments, the IV Infusion Therapy market segment and Regional Anesthesia market segment. The Rentals operating segment consists of the activities of InfuSystem, Inc., a wholly owned subsidiary of the Company, which provides infusion pumps for chemotherapy to the Oncology Infusion Services market segment.

Operating segment information is as follows for the three-month periods ended March 31, 2005 and 2004:

	Manufacturing and
(Amounts in thousands)	Marketing	Rentals	Consolidated
Three months ended March 31, 2005
Revenues	$16,270	$6,471	$22,741
Operating income (loss)	(4,835)	2,665	(2,170)
Assets	62,236	20,975	83,211
Depreciation and amortization	344	694	1,038
Property additions	—	2,346	2,346

Three months ended March 31, 2004
Revenues	$9,906	$4,263	$14,169
Operating income (loss)	(3,292)	900	(2,392)
Assets	38,827	12,079	50,906
Depreciation and amortization	369	368	737
Property additions	524	1,096	1,620

For the three months ended March 31, 2005, sales to B. Braun Medical S.A. and B. Braun Medical, Inc. accounted for 7% and 6% of the Company’s total revenues, respectively. For the three months ended March 31, 2004, sales to B. Braun Medical S.A. and B. Braun Medical, Inc. accounted for 9% and 3% of the Company’s total revenues, respectively.

7. Commitments and Contingencies

The Company enters into certain types of contracts from time to time that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnifications to either (a) purchasers of the Company’s businesses or assets or (b) entities from which the Company is acquiring assets or businesses; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; and (iv) Company license, consulting, distribution and purchase agreements with the Company’s customers and other parties, under which the Company may be required to indemnify such parties for intellectual property infringement claims, product liability claims and other claims arising from the Company’s provision of products or services to such parties.

The terms of such obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no liabilities have been recorded for these obligations on its balance sheets as of March 31, 2005.

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

Deferred Taxes

The Company recognizes deferred tax assets and liabilities based on the future tax consequences attributable to the difference between the financial statement carrying amounts and their respective tax bases, and for operating loss and tax credit carryforwards. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it is more likely than not that projected future taxable income and the expected timing of the reversals of existing temporary differences will be insufficient to recover any deferred tax assets. If the Company operates at a profit in the future and generates sufficient future taxable income, it could be required to reverse the current valuation allowance against the deferred tax assets, which would result in a substantial decrease in the provision for income taxes in the period of reversal. Likewise, if the Company is unable to operate at a profit and it is more likely than not that the Company will be unable to generate sufficient future taxable income, it would be required to continue to maintain a full valuation allowance against all of its deferred tax assets.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, required the Company to cease amortizing goodwill and indefinite life intangibles effective January 1, 2002. The Company’s business combinations have at various times resulted in the acquisition of goodwill and other intangible assets, which may affect the amount of future period amortization expense and impairment expense that the Company may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect its consolidated financial statements. The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The Company compares the fair value of its reporting units to their carrying value, as well as other factors, to determine whether or not any potential impairment of goodwill exists. If a potential impairment exists, an impairment loss is recognized to the extent the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company cannot guarantee that there will be no impairment in the future. If the Company is required to recognize an impairment of goodwill, the Company’s operating results could be significantly and adversely affected. See Note 4 to Consolidated Financial Statements.

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

The Company’s strategic focus for future growth is on the Regional Anesthesia market and, more specifically, on the Company’s pain relief products marketed under its ON-Q ® brand. The Company intends to continue to expand its sales and marketing efforts to further penetrate the United States post-surgical pain relief market for its ON-Q products.

On November 9, 2004, the Company announced the first coverage by Medicare for the ON-Q® PainBuster®. This result arose out of a specific case in which ON-Q PainBuster was used for a patient following surgery. Historically, all of Medicare’s regional contractors enforced policies that resulted in denied payments for the ON-Q PainBuster. The decision that the ON-Q PainBuster was medically necessary, and therefore payable by Medicare, was made by an administrative law judge based on the law and clinical evidence submitted by the Company in the course of the Company’s appeal of the initial decision to deny coverage. With this decision, the Company intends to request that each Medicare contractor revise its coverage policy so that such contractors will begin to provide payment for ON-Q PainBuster when it is used to treat post-operative pain. Additionally, private payer systems commonly establish coverage decisions based on Medicare policy. Accordingly, the Company plans to use this coverage decision to seek to influence private insurers as well. There is no guarantee, however, that insurance coverage by Medicare or by private insurers will increase as a result of these or other developments.

Results of Operations

Revenue

Net revenues increased 60%, or $8,572,000, to $22,741,000 for the three months ended March 31, 2005 compared to $14,169,000 for the same period in the prior year. Net product revenues increased 64%, or $6,364,000, to $16,270,000 for the three months ended March 31, 2005 compared to $9,906,000 for the same period in the prior year. Rental income, comprised of the revenues of the Company’s InfuSystem subsidiary, increased 52%, or $2,208,000, to $6,471,000 for the three months ended March 31, 2005 compared to $4,263,000 for the same period in the prior year.

The Company’s product revenues from the Manufacturing and Marketing operating segment during the three months ended March 31, 2005 and 2004 were generated in two primary market segments: Regional Anesthesia and IV Infusion Therapy. Regional Anesthesia product revenues increased 89% to $10,790,000 for the three months ended March 31, 2005 compared to $5,721,000 for the same period in the prior year. This increase was primarily due to increased clinical usage of the ON-Q PainBuster by surgeons in the United States. Regional Anesthesia products include the ON-Q® PainBuster® Post-Operative Pain Relief System, the C-blocTM Continuous Nerve Block System and the Soaker TM Catheter.

IV Infusion Therapy product sales, which included the Company’s intravenous elastomeric pumps, mechanical infusion devices and electronic infusion pumps and disposables, increased 31% to $5,480,000 for the three months ended March 31, 2005 compared to $4,185,000 for the same period in the prior year. The increase primarily resulted from increased sales of IV Infusion Therapy products to U.S. and international distributors, including B. Braun Medical Inc., in the United States, and B. Braun Medical S.A. The Company has a distribution agreement with B. Braun Medical S.A. (France), a manufacturer and distributor of pharmaceuticals and infusion products, to distribute I-Flow’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa.

Revenues from the Rentals operating segment provided by the Company’s InfuSystem subsidiary within the Oncology Infusion Services market increased 52% to $6,471,000 for the three months ended March 31, 2005 compared to $4,263,000 for the same period in the prior year. This increase is substantially due to an increased usage of new drugs and clinical protocols requiring the use of ambulatory electronic pumps as opposed to oral application of chemotherapy drugs.

Cost of Revenues

Cost of revenues increased 30%, or $1,420,000, to $6,102,000 for the three months ended March 31, 2005 compared to $4,682,000 for the same period in the prior year. These increases were primarily due to higher sales volume. As a percentage of net product sales, product cost of revenues decreased for the three months ended March 31, 2005 by approximately nine percentage points compared to the same period in the prior year. This decrease was due to favorable changes in sales mix toward high-margin Regional Anesthesia products, such as the ON-Q PainBuster, during the three months ended March 31, 2005. As a percentage of Rentals revenues, Rental cost of revenues remained unchanged from the same period in the prior year.

Selling and Marketing Expenses

Selling and marketing expenses increased 77%, or $5,879,000, to $13,562,000 for the three months ended March 31, 2005 compared to $7,683,000 for the same period in the prior year. The increase was primarily attributable to increases in compensation and related expenses ($3,659,000), advertising and promotions ($846,000), conferences and conventions ($336,000), outside commissions and royalties ($287,000) and other costs related to the hiring and operation of an expanded direct sales force in the United States and to support sales and marketing of the ON-Q PainBuster. In a transaction effective January 1, 2002, I-Flow re-acquired from Ethicon Endo-Surgery the contractual rights to distribute ON-Q on a direct basis. Since that time, ON-Q revenues have increased rapidly, and the Company’s primary strategy has been to rapidly increase market awareness of the clinical and economic advantages of ON-Q technology through a combination of clinical studies, sales force expansion and marketing programs. The number of quota-carrying sales representatives in the Company’s hospital sales force as of March 31, 2005 was approximately double the number as of March 31, 2004.

As a percentage of net revenues, selling and marketing expenses increased by approximately five percentage points for the three months ended March 31, 2005 over the comparable period in the prior year.

General and Administrative Expenses

General and administrative expenses increased 28%, or $1,007,000, to $4,624,000 for the three months ended March 31, 2005 compared to $3,617,000 for the same period in the prior year. The increase was primarily attributable to increases in compensation and related expenses ($710,000) and professional legal expenses ($275,000). The increase in compensation partly resulted from increased staffing. As a percentage of net revenues, general and administrative expenses decreased by approximately five percentage points when compared to the same period in the prior year.

Product Development Expenses

Product development expenses increased 8%, or $44,000, to $623,000 for the three months ended March 31, 2005 compared to $579,000 for the same period in the prior year. The increase was primarily attributable to increases in outside services ($25,000) and temporary help ($17,000). The Company will continue to incur product development expenses as it continues its efforts to introduce new and improved technology and cost-efficient products into the market. Product development expenses as a percentage of net revenues for the three months ended March 31, 2005 decreased by approximately one percentage point compared to the same period in the prior year, primarily due to higher sales levels.

Income Taxes

During the three months ended March 31, 2005, the Company recorded income tax expense of $78,000 compared to an income tax benefit of $856,000 for the same period in the prior year. The Company’s effective tax rate for the three months ended March 31, 2005 was a tax expense rate of 4.0% compared to a tax benefit rate of 36.3% for the comparable period in the prior year, primarily due to the full valuation allowance for deferred tax assets in 2005.

Liquidity and Capital Resources

During the three-month period ended March 31, 2005, cash used in operating activities was $2,857,000, compared to $1,127,000 for the same period in the prior year. The change was primarily due to an increase in accounts receivable and inventories, partially offset by an increase in accounts payable. The increases in accounts receivable and inventory resulted from the overall increase in revenues.

During the three-month period ended March 31, 2005, cash provided by investing activities was $9,830,000, compared to cash used in investing activities of $1,720,000 for the same period in the prior year. The change was primarily due to proceeds from the maturities and sale of investments with no comparable activity in the same period of the prior year, partially offset by an increase in property additions from the purchase of electronic infusion pumps for our InfuSystem subsidiary to support its growing rental business in the Oncology Infusion Services market.

The Company’s investing activities are impacted by sales, maturities and purchases of its short-term investments. The principal objective of the Company’s asset management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating its funding needs. Thus, the Company’s policy is to invest its excess cash in highly liquid money market funds, U.S. government agency notes and investment grade corporate bonds and commercial paper.

During the three-month period ended March 31, 2005, cash provided by financing activities was $285,000, compared to $420,000 for the same period in the prior year. The change was primarily due to a decrease in the proceeds from the exercise of options and warrants to purchase common stock.

As of March 31, 2005, the Company had cash and cash equivalents of $17,277,000, short-term investments of $21,721,000, net accounts receivable of $16,843,000 and net working capital of $55,504,000. Management believes the current funds, together with possible additional borrowings on the existing lines of credit and other bank loans, are sufficient to provide for the Company’s projected needs to maintain operations for at least the next 12 months. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.

The Company had a working capital line of credit with Silicon Valley Bank which expired on April 30, 2005. Under the terms of the line of credit, the Company was able to borrow up to the lesser of $4,000,000 or the sum of 80% of eligible accounts receivable plus 25% of eligible inventory, as defined, at the bank’s prime rate (5.75% at March 31, 2005). As of March 31, 2005, there were funds available for borrowing of $4,000,000 and no outstanding borrowings.

On May 6, 2005, the Company entered into an amendment to the credit agreement with Silicon Valley Bank, effective as of April 30, 2005 (the “Amendment”), which, among other matters, extended the term of the credit facility to April 29, 2006. Pursuant to the terms of the Amendment, Silicon Valley Bank agreed to provide the Company with a $10 million revolving credit facility. In addition to cash advances from the line of credit, the facility, as amended, provides the Company with a letter of credit facility, a foreign exchange forward contract facility and cash management services. The Amendment provides that Silicon Valley Bank will issue up to $1.5 million in letters of credit for the Company's account, provided that the overall limit of $10 million may not be exceeded. In addition, if there is availability under the revolving line of credit for the making of advances, then Company may enter in foreign exchange forward contracts with Silicon Valley Bank. In such case, the Company would commit to purchase from or sell to Silicon Valley Bank a set amount of foreign currency. The sub-limit for these types of contracts is $1.5 million. Finally, the Company may use up to $1.5 million for Silicon Valley Bank's cash management services, which may include merchant services, direct deposit of payroll, business credit card, and check cashing services. The Amendment also contains covenants with which the Company must comply, including covenants that pertain to the ratio of certain assets and liabilities of the Company and to the amount of adjusted net losses.

The Company’s InfuSystem subsidiary has a revolving line of credit with a bank under which it may borrow up to the lesser of $3,500,000 or 80% of eligible accounts receivable, as defined, at the bank’s prime rate less 0.25% (5.50% at March 31, 2005). As of March 31, 2005, there were funds available for borrowing of $3,500,000 and no outstanding borrowings. The credit line expires on June 30, 2006. In addition, InfuSystem has a loan facility under which it may borrow up to $2,500,000 for the purchase of equipment. As of March 31, 2005, there were no outstanding borrowings under the loan facility.

The Company’s lines of credit are collateralized by substantially all of the Company’s assets and require the Company to comply with covenants principally relating to working capital and liquidity. As of March 31, 2005, the Company believes that it was in compliance with all such covenants.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs (“SFAS 151”), which amends Accounting Research Board No. 43, Chapter 4, Inventory Pricing. SFAS 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs be recognized as an expense in the period incurred. In addition, other items, such as abnormal freight, handling costs and wasted materials, require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company is currently assessing the impact of the adoption of SFAS 151 and its impact on its condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123-revised 2004, Share-Based Payment (“SFAS 123R”) which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s condensed consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005, which is the third quarter for calendar year companies. However, on April 14, 2005, the Securities and Exchange Commission (the “SEC”) announced that the effective date for compliance with SFAS 123R would be deferred until January 1, 2006 for calendar year companies. Accordingly, the Company will adopt the provisions of SFAS 123R effective January 1, 2006 based on the new effective date announced by the SEC.

The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in the Notes to Consolidated Financial Statements for the pro forma net loss and net loss per share amounts, for the three-month periods ended March 31, 2005 and 2004, as if the Company had used a fair-value-based method required by SFAS 123 to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the Company’s condensed consolidated statements of operations and net income (loss) per share.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents and short-term investments. It does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. The principal objective of the Company’s asset management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating its funding needs. At March 31, 2005, the carrying values of the Company’s financial instruments approximated fair values based upon current market prices and rates. Approximately 39 percent of the Company’s cash equivalents and short-term investments have maturity dates of 90 days or less from the date acquired, approximately 43 percent have maturity dates of greater than 90 days but not more than 365 days, and approximately 18 percent have maturity dates of more than 365 days. We are susceptible to market value fluctuations with regard to our short-term investments. However, due to the relatively short maturity period of those investments and based on their highly liquid nature, the risk of material market value fluctuations is not expected to be significant.

Foreign Currency

The Company has a subsidiary in Mexico. As a result, the Company is exposed to potential transaction gains and losses resulting from fluctuations in foreign currency exchange rates. The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

Changes In Internal Control Over Financial Reporting

As reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and as further discussed therein, as part of the annual audit process, a material weakness was identified in the Company’s internal control over financial reporting related to the application of generally accepted accounting principles that pertain to the classification of the Company’s short-term investments. In correcting the error, the Company reclassified approximately $34 million of cash and cash equivalents to short-term investments. During the first fiscal quarter of 2005, in order to address the material weakness described above, the Company took remedial actions to enhance its internal control over financial reporting. There were no other changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

As of May 9, 2005, the Company was involved in legal proceedings in the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management, any resulting future liability will not have a material adverse effect on the Company and its subsidiaries, taken as a whole.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. The stock repurchase program will be in effect until July 26, 2005, unless the program is terminated sooner or extended by the board of directors. As of March 31, 2005, the Company had not repurchased any equity securities under the stock repurchase program.

Item 5.	OTHER INFORMATION

Risk Factors. We are updating and restating our risk factors as follows:

RISK FACTORS RELATING TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE

We have experienced net losses in prior periods and have an accumulated deficit. Future losses are possible.

As of March 31, 2005, our accumulated deficit was approximately $34,203,000. We had a net loss of $2,009,000 for the three months ended March 31, 2005. We had net income (loss) of ($3,035,000), $457,000 and ($17,110,000) for the years ended December 31, 2002, 2003 and 2004, respectively. We may not achieve or maintain profitability in the future, and further losses may arise.

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

InfuSystem depends primarily on third-party reimbursement for the collection of its revenues. InfuSystem is paid directly by private insurers and governmental agencies, often on a fixed fee basis, for infusion services provided by InfuSystem to patients. InfuSystem’s revenues comprised 28% of our consolidated revenues for the three months ended March 31, 2005. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues of InfuSystem could have a material adverse effect on our financial condition and results of operations.

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

Products intended for export are subject to additional regulations, including compliance with ISO 9001 and ISO 13485. The Company received ISO 9001 certification in May 1995 and ISO 13485 certification in July 2000, which indicate that I-Flow’s products meet specified uniform standards of quality and testing. The Company was also granted permission to use the CE mark on its products, which reflects approval of the Company’s products for export into the 28 member countries of the European Community. In December 1996, the operations of Block Medical, a wholly-owned subsidiary of the Company, including its Mexico facility, were added to the Company’s ISO certification and the Company received permission to use the CE mark on the products manufactured by Block Medical.

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

During three months ended March 31, 2005, our operating activities used cash of $2,857,000 and our investing activities provided cash of $9,830,000. As of March 31, 2005, we had cash on hand of $17,277,000, short-term investments of $21,721,000 and net accounts receivable of $16,843,000. We believe our current funds, together with possible additional borrowings on our existing lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to reduce our operations or seek additional financing.

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

As of March 31, 2005, $2,639,000 of our assets consisted of goodwill, an intangible asset acquired through the acquisition of our wholly owned subsidiary, InfuSystem, Inc. (“InfuSystem”). The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our financial statements. For example, we review the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. We compare fair value of our reporting units to book value, as well as consider other factors, to determine whether or not any potential impairment of goodwill exists. In fiscal year 2002, as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002, we wrote-off $3,474,000 of goodwill related to past acquisitions other than InfuSystem. We cannot guarantee that there will be no additional impairment in the future related to InfuSystem or other acquisitions we may make in the future. Any impairment charge will adversely affect our results of operations.

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

There can be no assurance that pending patent or trademark applications will be approved or that any patents will provide competitive advantages for our products or will not be challenged or circumvented by competitors. Our competitors may also independently develop products with equivalent or superior capabilities or otherwise obtain access to our capabilities. In addition, we may become involved in potential litigation involving our proprietary technology, such as patents or copyrights infringement. Any negative outcome from such proceedings may have a material adverse effect on our financial condition and results of operations.

We manufacture the majority of our products in Mexico. Any difficulties or disruptions in the operation of our plant may adversely impact our operations.

The majority of our products are manufactured by our Block Medical subsidiary. We may encounter difficulties as a result of the uncertainties inherent in doing business in a foreign country, including economic, political and regulatory uncertainties. Our stockholders’ equity may also be adversely affected by unfavorable translation adjustments arising from differences in exchange rates from period to period. In addition, we have not and currently do not hedge or enter into derivative contracts in an effort to address foreign exchange risk. If there are difficulties or problems in our Mexico facility, or other disruptions in our production and delivery process affecting product availability, these difficulties could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our sales is to customers in foreign countries. We may lose revenues, market share, and profits due to exchange rate fluctuations and other factors related to our foreign business.

For the three months ended March 31, 2005, sales to customers in foreign countries comprised approximately 13% of our revenues. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.

We currently rely on two distributors for a significant percentage of our sales. If our relationship with these distributors were to deteriorate, our sales may materially decline.

For the three months ended March 31, 2005, sales to B. Braun Medical S.A. and B. Braun Medical, Inc. accounted for 7% and 6% of the Company’s total revenues, respectively. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical, Inc. could cause a material decline in our overall sales and a material adverse effect on our business.

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

Section 404 of the Sarbanes-Oxley Act requires the Company to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year beginning in 2004 and to include a management report assessing the effectiveness of its internal controls over financial reporting in all annual reports beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Section 404 also requires the Company’s independent auditor to attest to, and to report on, management’s assessment of the Company’s internal controls over financial reporting. The Company’s management evaluated its internal controls over financial reporting as of December 31, 2004 in order to comply with Section 404 and concluded that its internal controls over financial reporting were not effective. See Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 16, 2005 for a discussion of the material weakness identified by management. In addition, the Company’s independent registered public accounting firm expressed an adverse opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2004. If the Company fails to implement adequate internal controls, as such standards are modified, supplemented or amended from time to time, the Company cannot assure you that it will be able to conclude in the future that it has effective internal controls over financial reporting in accordance with Section 404. If the Company fails to achieve and maintain a system of effective internal controls, it could have a material adverse effect on the Company’s business and its stock price.

RISK FACTORS RELATED SPECIFICALLY TO OUR COMMON STOCK

The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.

Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the month of April 2005 was approximately 620,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.

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

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding options and warrants may be resold pursuant to currently effective registration statements. As of March 31, 2005, there were:

•	22,216,000 shares of common stock that have been issued in registered offerings and are freely tradable in the public markets;

•	225,000 shares of common stock underlying outstanding warrants which have been registered for resale under a Registration Statement on Form S-3 (Registration No. 333-109096);

•	124,000 shares of vested and unvested restricted common stock that have been issued under our restricted stock plans; and

•	an aggregate of 4,363,000 shares of common stock that may be issued on the exercise of stock options outstanding under our equity incentive plans.

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

Anti-takeover devices may prevent a sale, or changes in the management, of the Company.

We have in place several anti-takeover devices, including a stockholder rights plan, that may have the effect of delaying or preventing a sale, or changes in the management, of the Company. For example, one anti-takeover device provides for a board of directors that is separated into three classes, with their terms in office staggered over three year periods. This has the effect of delaying a change in control of the board of directors without the cooperation of the incumbent board. In addition, our bylaws do not allow stockholders to call a special meeting of stockholders or act by written consent, and also require stockholders to give written notice of any proposal or director nomination to us within a specified period of time prior to any stockholder meeting.

We may also issue shares of preferred stock without stockholder approval and on terms that our board of directors may determine in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding stock, and the holders of such preferred stock could have voting, dividend, liquidation, and other rights superior to those of holders of our common stock.

We do not pay dividends and this may negatively affect the price of our stock.

The Company has not paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. The future price of our common stock may be depressed because we do not pay dividends.

Item 6.	EXHIBITS

The Exhibit Index included herewith is incorporated herein.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-FLOW CORPORATION
Date: May 9, 2005	/s/Donald M. Earhart
Donald M. Earhart
President, Chairman and Chief Executive Officer (On behalf of the registrant)

Date: May 9, 2005	/s/James R. Talevich
James R. Talevich
Chief Financial Officer (As principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement, dated October 28, 2004, by and between Integra LifeSciences Corporation and I-Flow Corporation (1)
2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation (2)
2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. (3)
2.4	Agreement and Plan of Merger, dated February 9, 1998, by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (4)
2.5	Agreement for Purchase and Sale of Assets, dated July 3, 1996, by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (5)
3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation (6)
3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (2)
3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (7)
4.1	Specimen Common Stock Certificate (20)
4.2	Warrant Agreement, dated February 13, 1990, between the Company and American Stock Transfer & Trust Company, as warrant agent (9)
4.3	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as rights agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase (7)
4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)
4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)
4.6	Form of Warrant, dated September 4, 2003 (1)
4.7	Form of Registration Rights Agreement, dated September 4, 2003 (1)
10.1	Form of Securities Purchase Agreement, dated September 2, 2003 (1)
10.2	I-Flow Corporation Amended and Restated 2001 Equity Incentive Plan (11) *
10.3	2003 Restricted Stock Plan of I-Flow Corporation (10)*
10.4	2001 Restricted Stock Plan of I-Flow Corporation (12)*
10.5	1996 Stock Incentive Plan (13)*
10.6	1992 Non-Employee Director Stock Option Plan (14)*
10.7	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan, restated as of March 23, 1992 (15)*
10.8	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (16)
10.9	Summary of the terms of the COIP for 2005 (23)
10.10	Addendum to manufacturing plant lease agreement (23)
10.11	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (17)
10.12	Block Medical de Mexico lease agreement dated December 7, 1999 (22)
10.13	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated January 30, 2004 (22)
10.14	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated May 8, 2003 (10)
10.15	Loan Agreement, dated March 31, 2000, by and among InfuSystem, Inc., I-Flow Corporation and Old Kent Bank (10)
10.16	First Amendment to Loan Agreement, dated April 1, 2002, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank) (10)
10.17	Second Amendment to Loan Agreement, dated April 1, 2003, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank) (10)

Exhibit No.	Exhibit
10.18	Second Amended and Restated Promissory Note, dated April 1, 2004, between InfuSystem, Inc. and Fifth Third Bank (formerly Old Kent Bank) (10)
10.19	Promissory Note with Donald M. Earhart dated June 15, 2001 (8)*
10.20	Underwriting Agreement, dated April 13, 2004 (21)
10.21	Employment Agreement with Donald M. Earhart, dated May 16, 1990 (18)*
10.22	Amendment No. 1 to Employment Agreement with Donald M. Earhart, dated June 21, 2001 (8)*
10.23	Amended and Restated Employment Agreement with James J. Dal Porto, dated June 21, 2001 (8)*
10.24	Employment Agreement with James R. Talevich, dated June 30, 2000 (19) *
10.25	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001 (8)*
10.26	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (8)*
10.27	Agreement Re: Change in Control with James R. Talevich, dated June 21, 2001 (8)*
10.28	Amendment to Loan Agreement, dated as of April 30, 2005, between I-Flow Corporation and Silicon Valley Bank (24)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Definitive Proxy Statement filed on March 27, 1996.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Post-Effective Amendment to its Registration Statement (No. 33-41207) filed on October 27, 1992.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated April 14, 1997.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(19)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(20)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(21)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on April 14, 2004.

(22)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(23)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(24)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 9, 2005.