Form 10-Q
period 2005-06-30
I FLOW CORP /DE/
filed 2005-08-05
CIK 857728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of July 29, 2005 there were 22,520,535 shares of common stock outstanding.

I-FLOW CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

PART 1 — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
I-FLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except per share data)

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,440	$10,021
Short-term investments	22,217	34,087
Accounts receivable, less allowance for doubtful accounts of $4,016 and $2,900 at June 30, 2005 and December 31, 2004, respectively	18,532	15,765
Inventories, net	11,837	8,365
Prepaid expenses and other current assets	1,579	921

Total current assets	65,605	69,159

Property, net	13,840	11,097
Goodwill	2,639	2,639
Other intangible assets, net	1,531	1,407
Other long-term assets	128	128

TOTAL	$83,743	$84,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,737	$4,392
Accrued payroll and related expenses	4,794	5,995
Income taxes payable	253	115
Other liabilities	799	709

Total current liabilities	10,583	11,211

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 40,000 shares authorized; 22,506 and 22,220 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	108,276	105,703
Accumulated other comprehensive loss	(268)	(290)
Accumulated deficit	(34,848)	(32,194)

Net stockholders’ equity	73,160	73,219

TOTAL	$83,743	$84,430

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Net product sales	$17,851	$12,691	$34,121	$22,597
Net rental income and other	6,332	4,476	12,803	8,739

Total revenues	24,183	17,167	46,924	31,336

Cost of revenues:
Product cost of revenues	4,525	3,876	8,865	7,398
Rental cost of revenues	1,834	1,345	3,596	2,505

Total cost of revenues	6,359	5,221	12,461	9,903

Gross Profit	17,824	11,946	34,463	21,433

Operating expenses:
Selling and marketing	13,067	9,940	26,629	17,623
General and administrative	4,903	3,823	9,527	7,440
Product development	672	691	1,295	1,270

Total operating expenses	18,642	14,454	37,451	26,333

Operating loss	(818)	(2,508)	(2,988)	(4,900)

Interest income, net	234	74	473	110

Loss before income taxes	(584)	(2,434)	(2,515)	(4,790)

Income tax expense (benefit)	61	(930)	139	(1,786)

Net loss	$(645)	$(1,504)	$(2,654)	$(3,004)

Net loss per share:
Basic and diluted	$(0.03)	$(0.07)	$(0.12)	$(0.15)

Comprehensive Operations:
Net loss	$(645)	$(1,504)	$(2,654)	$(3,004)
Foreign currency translation gain (loss)	61	(24)	59	(47)
Unrealized gain (loss) on investment securities	28	—	(37)	—

Comprehensive income (loss)	$(556)	$(1,528)	$(2,632)	$(3,051)

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,654)	$(3,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,127	1,516
Stock-based compensation	1,699	695
Provision for doubtful accounts receivable	823	1,076
Provision for inventory obsolescence	32	311
Loss on property disposal	45	—
Deferred income tax benefit	—	(1,829)
Changes in operating assets and liabilities:
Accounts receivable	(3,590)	(1,002)
Inventories	(3,504)	(298)
Prepaid expenses and other current assets	(658)	(430)
Accounts payable, accrued payroll and related expenses	(856)	548
Income taxes payable	138	20
Other liabilities	90	361

Net cash used in operating activities	(6,308)	(2,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(4,731)	(3,600)
Purchases of investments	(11,842)	—
Maturities of investments	22,690	—
Sale of investments	985	—
Patent acquisitions	(308)	(248)

Net cash provided by (used in) investing activities	6,794	(3,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock offering	—	43,284
Proceeds from exercise of stock options and warrants	874	470
Principal payments on notes payable	—	(1)

Net cash provided by financing activities	874	43,753

Effect of exchange rates on cash	59	(18)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,419	37,851

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,021	15,185

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,440	$53,036

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at June 30, 2005 and the results of its operations and cash flows for the three and six-month periods ended June 30, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.
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
New Accounting Pronouncements – In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs (“SFAS 151”), which amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. SFAS 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs be recognized as an expense in the period incurred. In addition, other items, such as abnormal freight, handling costs and wasted materials, require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company is currently assessing the impact of the adoption of SFAS 151 and its impact on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123-revised 2004, Share-Based Payment (“SFAS 123R”) which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee and director stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005, which is the third quarter for calendar year companies. However, on April 14, 2005, the SEC announced that the effective date for compliance with SFAS 123R would be deferred until January 1, 2006 for calendar year companies. Accordingly, the Company will adopt the provisions of SFAS 123R effective January 1, 2006 based on the new effective date announced by the SEC.
The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Set forth below are the pro forma net loss and net loss per share amounts, for the three and six-month periods ended June 30, 2005 and 2004, as if the Company had used a fair-value-based method required by SFAS 123 to measure compensation expense for employee and director stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the Company’s consolidated statements of operations and net income (loss) per share.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”), which requires retrospective application to prior periods’

financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted. The Company does not believe adoption of SFAS 154 will have a material impact on the Company’s consolidated financial statements.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share amounts)	2005	2004	2005	2004
Net loss – as reported	$(645)	$(1,504)	$(2,654)	$(3,004)
Stock-based employee and director compensation included in net loss, net of tax	944	244	1,698	377
Total stock-based employee and director compensation expense determined under fair value based method for all awards, net of tax	(2,780)	(1,017)	(5,312)	(1,893)

Net loss – pro forma	$(2,481)	$(2,277)	$(6,268)	$(4,520)

Basic and diluted net loss per share – as reported	$(0.03)	$(0.07)	$(0.12)	$(0.15)
Basic and diluted net loss per share – pro forma	$(0.11)	$(0.11)	$(0.28)	$(0.23)
The amounts in the above table related to stock-based employee and director compensation included in net loss, net of tax, relate to employee and director stock options only and exclude compensation expense related to consultant stock options and restricted stock.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Expected life (in years)	5	5	5	5
Risk-free interest rate	3.77%	3.65%	4.10%	3.65%
Volatility	84%	90%	86%	90%
Dividend yield	0.00%	0.00%	0.00%	0.00%

2. Inventories
Inventories consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2005	2004
Raw Materials	$6,820	$5,145
Work in Process	2,673	1,369
Finished Goods	3,144	2,774
Reserve for Obsolescence	(800)	(923)

Total	$11,837	$8,365

3. Earnings (Loss) Per Share
Pursuant to SFAS No. 128, Earnings Per Share, the Company provides dual presentation of “Basic” and “Diluted” earnings per share.
Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented, excluding unvested restricted stock which the Company has a right to repurchase in the event of early termination of employment of 8,000 shares and 65,000 shares as of June 30, 2005 and 2004, respectively.
Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods utilizing the treasury stock method for stock options, warrants and unvested restricted stock. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be anti-dilutive.
The following is a reconciliation between weighted average shares used in the basic and diluted net loss per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2005	2004	2005	2004
Net loss (Numerator)	$(645)	$(1,504)	$(2,654)	$(3,004)

Basic net loss per share (Denominator):
Weighted average number of common shares outstanding	22,389	20,933	22,309	19,604
Effect of dilutive securities:
Stock options and unvested restricted stock (1)	—	—	—	—

Diluted net loss per share (Denominator):
Weighted average number of common and common equivalent shares outstanding	22,389	20,933	22,309	19,604

Net loss per share:
Basic and diluted	$(0.03)	$(0.07)	$(0.12)	$(0.15)

(1)	Options to purchase 188,000 and 129,000 shares of common stock have been excluded from the treasury stock method of calculation for diluted weighted average common shares for the three and six-month periods ended June 30, 2005, respectively, because their exercise prices exceeded the average market price of the Company’s common stock for these periods and their effect would be anti-dilutive.

Options to purchase 163,000 and 20,000 shares of common stock have been excluded from the treasury stock method of calculation for diluted weighted average common shares for the three and six-month periods ended June 30, 2004, respectively, because their exercise prices exceeded the average market price of the Company’s common stock for these periods and their effect would be anti-dilutive.

4. Goodwill and Other Intangible Assets
Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which, among other matters, eliminates the amortization of goodwill and other intangibles with indefinite lives. Under SFAS 142, intangible assets, including goodwill, that are not subject to amortization are tested for impairment annually or more frequently if impairment indicators exist. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company performed its annual impairment test on goodwill and other intangible assets as of June 30, 2005 and identified no goodwill impairment as of June 30, 2005.
Amortizable intangible assets included in the accompanying condensed consolidated balance sheets are as follows:

	As of June 30, 2005
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$2,560	$1,029	$1,531

	As of December 31, 2004
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$2,310	$903	$1,407

The Company amortizes patents over seven years. Amortization expense for the three and six months ended June 30, 2005 was approximately $94,000 and $183,000, respectively. Amortization expense for the three and six months ended June 30, 2004 was approximately $79,000 and $153,000, respectively. Annual amortization expense of intangible assets is estimated to be approximately $280,000 in each of the next five fiscal years.
5. Stockholders’ Equity
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. As of June 30, 2005, the Company had not repurchased any equity securities under the stock repurchase program.
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

Operating segment information is as follows for the three and six-month periods ended June 30, 2005 and 2004:

	Manufacturing
(Amounts in thousands)	And Marketing	Rentals	Consolidated
Three months ended June 30, 2005
Revenues	$17,851	$6,332	$24,183
Operating income (loss)	(2,379)	1,561	(818)
Assets	60,649	23,094	83,743
Depreciation and amortization	358	731	1,089
Property additions	74	2,311	2,385
Six months ended June 30, 2005
Revenues	$34,121	$12,803	$46,924
Operating income (loss)	(6,618)	3,630	(2,988)
Assets	60,649	23,094	83,743
Depreciation and amortization	702	1,425	2,127
Property additions	74	4,657	4,731
Three months ended June 30, 2004
Revenues	$12,691	$4,476	$17,167
Operating income (loss)	(3,636)	1,128	(2,508)
Assets	81,618	13,221	94,839
Depreciation and amortization	326	453	779
Property additions	206	1,774	1,980
Six months ended June 30, 2004
Revenues	$22,597	$8,739	$31,336
Operating income (loss)	(6,974)	2,074	(4,900)
Assets	81,618	13,221	94,839
Depreciation and amortization	695	821	1,516
Property additions	730	2,870	3,600
For the three months ended June 30, 2005, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 8% and 6% of the Company’s total revenues, respectively. For the six months ended June 30, 2005, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 8% and 6% of the Company’s total revenues, respectively. For the three months ended June 30, 2004, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 12% and 6% of the Company’s total revenues, respectively. For the six months ended June 30, 2004, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 10% and 5% of the Company’s total revenues, respectively.
7. Commitments and Contingencies
The Company enters into contracts from time to time that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnifications to either (a) purchasers of the Company’s businesses or assets or (b) entities from which the Company is acquiring assets or businesses; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; and (iv) Company license, consulting, distribution and purchase agreements with the Company’s customers and other parties, under which the Company may be required to indemnify such parties for intellectual property infringement claims, product liability claims and other claims arising from the Company’s provision of products or services to such parties.
The terms of such obligations vary. A maximum obligation arising out of these types of agreements is not typically stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no liabilities have been recorded for these obligations on its balance sheets as of June 30, 2005.

The Company is involved in litigation arising from the normal course of operations. In the opinion of management, the ultimate impact of such litigation will not have a material adverse effect on the Company’s financial position and results of operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s current opinions about trends and factors that may impact future operating results. Statements that use words such as “may,” “will,” “should,” “believes,” “anticipates” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those currently expected, and readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-K, 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include, among others: implementation of our direct sales strategy; dependence on our suppliers and distributors; our continuing compliance with applicable laws and regulations, such as the Food, Drug and Cosmetic Act, and the FDA’s concurrence with our management’s subjective judgment on compliance issues; the reimbursement system currently in place and future changes to that system; product availability and acceptance; competition in the industry; technological changes; intellectual property challenges and claims; economic and political conditions in foreign countries; currency exchange rates; inadequacy of booked reserves; and reliance on the success of the home health care industry. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.
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
Goodwill and Other Intangible Assets
SFAS No. 142, Goodwill and Other Intangible Assets, required the Company to cease amortizing goodwill and indefinite life intangibles effective January 1, 2002. The Company’s business combinations have at various times resulted in the acquisition of goodwill and other intangible assets, which may affect the amount of future period amortization expense and impairment expense that the Company may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect its consolidated financial statements. The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The Company compares the fair value of its reporting units to their carrying value, as well as other factors, to determine whether or not any potential impairment of goodwill exists. If a potential impairment exists, an impairment loss is recognized to the extent the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company cannot guarantee that there will be no impairment in the future. If the Company is required to recognize an impairment of goodwill, the Company’s operating results could be significantly and adversely affected. See Note 4 to Condensed Consolidated Financial Statements.
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
The Company’s strategic focus for future growth is on the rapidly growing Regional Anesthesia and Oncology Infusion Services markets with particular emphasis on the Company’s pain relief products marketed under its ON-Q® brand. The Company intends to continue its sales and marketing efforts to further penetrate the United States post-surgical pain relief market for its ON-Q products.
Results of Operations
Revenue
Net revenues increased 41%, or $7.0 million, to $24.2 million for the three months ended June 30, 2005 from $17.2 million for the three months ended June 30, 2004 and increased 50%, or $15.6 million, to $46.9 million for the six months ended June 30, 2005 from $31.3 million for the six months ended June 30, 2004. Net product revenues increased 41%, or $5.2 million, to $17.9 million for the three months ended June 30, 2005 from $12.7 million for the three months ended June 30, 2004 and increased 51%, or $11.5 million, to $34.1 million for the six months ended June 30, 2005 from $22.6 million for the six months ended June 30, 2004. Rental income, comprised of the revenues of the Company’s InfuSystem subsidiary, increased 41%, or $1.8 million, to $6.3 million for the three months ended June 30, 2005 from $4.5 million for the three months ended June 30, 2004 and increased 47%, or $4.1 million, to $12.8 million for the six months ended June 30, 2005 from $8.7 million for the six months ended June 30, 2004.
The Company’s product revenues from the Manufacturing and Marketing operating segment were generated in two primary market segments: Regional Anesthesia and IV Infusion Therapy. Regional Anesthesia product revenues increased 66%, or $5.0 million, to $12.5 million for the three months ended June 30, 2005 from $7.5 million for the three months ended June 30, 2004 and increased 76%, or $10.0 million, to $23.2 million for the six months ended June 30, 2005 from $13.2 million for the six months ended June 30, 2004. This increase was primarily due to increased clinical usage of the ON-Q® PainBuster® Post-Operative Pain Relief System by surgeons in the United States. Regional Anesthesia products include the ON-Q PainBuster, the C-blocTM Continuous Nerve Block System and the SoakerTM Catheter.
Sales of IV Infusion Therapy products, which include the Company’s intravenous elastomeric pumps, mechanical infusion devices and disposables, increased 3%, or $0.2 million, to $5.4 million for the three months ended June 30, 2005 from $5.2 million for the three months ended June 30, 2004 and increased 16%, or $1.5 million, to $10.9 million for the six months ended June 30, 2005 from $9.4 million for the six months ended June 30, 2004. The increase primarily resulted from increased sales of IV Infusion Therapy products to U.S. and international distributors, including B. Braun Medical Inc. in the United States, and B. Braun Medical S.A (France). The Company has a distribution agreement with B. Braun Medical S.A, a manufacturer and distributor of pharmaceuticals and infusion products, to distribute the Company’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa.
Revenues from the Rentals operating segment provided by the Company’s InfuSystem subsidiary within the Oncology Infusion Services market increased 41%, or $1.8 million, to $6.3 million for the three months ended June 30, 2005 from $4.5 million for the three months ended June 30, 2004 and increased 47%, or $4.1 million, to $12.8 million for the six months ended June 30, 2005 from $8.7 million for the six months ended June 30, 2004. This increase is substantially due to an increased usage of new drugs and clinical protocols that require the use of ambulatory electronic pumps as opposed to oral application of chemotherapy drugs.

Cost of Revenues
Cost of revenues increased 22%, or $1.1 million, to $6.3 million for the three months ended June 30, 2005 from $5.2 million for the three months ended June 30, 2004 and increased 26%, or $2.6 million, to $12.5 million for the six months ended June 30, 2005 from $9.9 million for the six months ended June 30, 2004. These increases were primarily due to higher sales volume. As a percentage of net product sales, product cost of revenues decreased for the three and six months ended June 30, 2005 by approximately five and seven percentage points compared to the same periods in the prior year, respectively. This decrease was due to favorable changes in sales mix toward high-margin Regional Anesthesia products, such as the ON-Q PainBuster, during the three and six months ended June 30, 2005. As a percentage of Rentals revenues, Rental cost of revenues was comparable to the same periods in the prior year.
Selling and Marketing Expenses
Selling and marketing expenses increased 31%, or $3.1 million, to $13.0 million for the three months ended June 30, 2005 from $9.9 million for the three months ended June 30, 2004 and increased 51%, or $9.0 million, to $26.6 million for the six months ended June 30, 2005 from $17.6 million for the six months ended June 30, 2004.
For the three months ended June 30, 2005, the increase was primarily attributable to increases in compensation and related expenses ($2.6 million) and advertising and promotions ($0.5 million). As a percentage of net revenues, selling and marketing expenses decreased by approximately four percentage points for the three months ended June 30, 2005 over the comparable period in the prior year. For the six months ended June 30, 2005, the increase was primarily attributable to increases in compensation and related expenses ($6.8 million) and advertising and promotions ($1.3 million). As a percentage of net revenues, selling and marketing expenses increased by approximately one percentage point for the six months ended June 30, 2005 over the comparable period in the prior year.
Increases in selling and marketing expenses for the three and six months ended June 30, 2005 were primarily due to costs related to the hiring and operation of an expanded direct sales force in the United States and to support brand development and sales and marketing of the ON-Q PainBuster. In a transaction effective January 1, 2002, I-Flow re-acquired from Ethicon Endo-Surgery the contractual rights to distribute ON-Q products on a direct basis. Since that time, ON-Q revenues have increased rapidly, and the Company’s primary strategy has been to rapidly increase market awareness of the clinical and economic advantages of ON-Q technology through a combination of clinical studies, sales force expansion and marketing programs. There were approximately twice as many quota-carrying sales representatives in the Company’s hospital sales force as of June 30, 2005 as there were as of June 30, 2004.
General and Administrative Expenses
General and administrative expenses increased 28%, or $1.1 million, to $4.9 million for the three months ended June 30, 2005 from $3.8 million for the three months ended June 30, 2004 and increased 28%, or $2.1 million, to $9.5 million for the six months ended June 30, 2005 from $7.4 million for the six months ended June 30, 2004.
For the three months ended June 30, 2005, the increase was primarily attributable to increases in compensation and related expenses ($0.6 million), consulting expenses ($0.2 million), and insurance expense ($0.1 million). As a percentage of net revenues, general and administrative expenses decreased by approximately two percentage points when compared to the same period in the prior year. For the six months ended June 30, 2005, the increase was primarily attributable to increases in compensation and related expenses ($1.3 million), consulting expenses ($0.3 million), professional legal expenses ($0.2 million), and insurance expense ($0.1 million). As a percentage of net revenues, general and administrative expenses decreased by approximately three percentage points when compared to the same period in the prior year.
Increases in general and administrative expenses for the three and six months ended June 30, 2005 were primarily due to increased staffing to support the growth of the Company and increased costs associated with the requirements and activities related to Section 404 of the Sarbanes-Oxley Act of 2002.

Product Development Expenses
Product development expenses of $0.7 million and $1.3 million for the three and six months ended June 30, 2005, respectively, were comparable to the same periods in the prior year.
Income Taxes
During the three and six-month periods ended June 30, 2005, the Company recorded income tax expense of $61,000 and $139,000, respectively, compared to income tax benefits of $0.9 million and $1.8 million for the same periods in the prior year, respectively. The Company’s effective tax rates for the three and six-month periods ended June 30, 2005 were a tax expense rate of 10.4% and 5.5%, respectively, compared to a tax benefit rate of 38.2% and 37.3% for the comparable periods in the prior year, respectively, primarily due to the full valuation allowance for deferred tax assets in 2005.
Liquidity and Capital Resources
During the six-month period ended June 30, 2005, cash used in operating activities was $6.3 million, compared to $2.0 million for the same period in the prior year. The increase in cash used by operating activities reflects the Company’s operating performance and the timing of receipts and disbursements. The change was primarily due to an increase in accounts receivable and inventories and a decrease in accrued payroll and related expenses, partially offset by the decrease in net loss compared to the prior year. The increases in accounts receivable and inventory resulted from the overall increase in revenues.
During the six-month period ended June 30, 2005, cash provided by investing activities was $6.8 million, compared to cash used in investing activities of $3.8 million for the same period in the prior year. The change was primarily due to proceeds from the maturities and sale of investments in 2005 with no comparable activity in the same period of the prior year, partially offset by an increase in property additions from the purchase of electronic infusion pumps for the Company’s InfuSystem subsidiary to support its growing rental business in the Oncology Infusion Services market.
The Company’s investing activities are impacted by sales, maturities and purchases of its short-term investments. The principal objective of the Company’s asset management activities is to maximize net investment income, while maintaining acceptable levels of credit and interest rate risk and facilitating its funding needs. Thus, the Company’s policy is to invest its excess cash in highly liquid money market funds, U.S. government agency notes and investment grade corporate bonds and commercial paper.
During the six-month period ended June 30, 2005, cash provided by financing activities was $0.9 million, compared to $43.8 million for the same period in the prior year. The change was primarily due to $43.3 million in net proceeds from a public offering of common stock during the six months ended June 30, 2004 with no comparable activity in the same period in the current year, partially offset by an increase in the proceeds from the exercise of options and warrants to purchase common stock during the six months ended June 30, 2005.
As of June 30, 2005, the Company had cash and cash equivalents of $11.4 million, short-term investments of $22.2 million, net accounts receivable of $18.5 million and net working capital of $55.0 million. Management believes the current funds, together with possible additional borrowings on the existing lines of credit and other bank loans, are sufficient to provide for the Company’s projected needs to maintain operations for at least the next 12 months. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.
The Company had a working capital line of credit with Silicon Valley Bank. The line of credit facility expired on April 30, 2005 and was renewed in May 2005. Under the terms of the original agreement, the Company was able to borrow up to the lesser of $4.0 million or the sum of 80% of eligible accounts receivable plus 25% of eligible inventory, as defined, at the bank’s prime rate (6.25% at June 30, 2005). Under the terms of the renewed agreement, the term of the line of credit facility was extended to April 29, 2006 and the borrowing limit was increased to

$10.0 million. The interest rate on the line of credit facility remained unchanged at the bank’s prime rate. As of June 30, 2005, there were funds available for borrowing of $10.0 million and no outstanding borrowings.
The Company’s InfuSystem subsidiary has a revolving line of credit with a bank under which it may borrow up to the lesser of $3.5 million or 80% of eligible accounts receivable, as defined, at the bank’s prime rate less 0.25% (6.0% at June 30, 2005). As of June 30, 2005, there were funds available for borrowing of $3.5 million and no outstanding borrowings. The credit line expires on June 30, 2006. InfuSystem also has a loan facility under which it may borrow up to $2.5 million for the purchase of equipment. As of June 30, 2005, there were no outstanding borrowings under the loan facility.
The Company’s lines of credit are collateralized by substantially all of the Company’s assets and require the Company to comply with covenants principally relating to working capital, liquidity and profitability. As of June 30, 2005, the Company believes that it was in compliance with all such covenants.
The Company has no material changes outside the normal course of business in the contractual obligations and commercial commitments disclosed in Item 7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, under the caption “Contractual Obligations and Commercial Commitments.”
New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs (“SFAS 151”), which amends Accounting Research Board No. 43, Chapter 4, Inventory Pricing. SFAS 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs be recognized as an expense in the period incurred. In addition, other items, such as abnormal freight, handling costs and wasted materials, require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company is currently assessing the impact of the adoption of SFAS 151 and its impact on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123-revised 2004, Share-Based Payment (“SFAS 123R”) which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee and director stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005, which is the third quarter for calendar year companies. However, on April 14, 2005, the Securities and Exchange Commission (the “SEC”) announced that the effective date for compliance with SFAS 123R would be deferred until January 1, 2006 for calendar year companies. Accordingly, the Company will adopt the provisions of SFAS 123R effective January 1, 2006 based on the new effective date announced by the SEC.
The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in the Notes to Consolidated Financial Statements for the pro forma net loss and net loss per share amounts, for the three and six month periods ended June 30, 2005 and 2004, as if the Company had used a fair-value-based method required by SFAS 123 to measure compensation expense for employee and director stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the Company’s consolidated statements of operations and net income (loss) per share.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”), which requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted. The Company does not believe adoption of SFAS 154 will have a material impact on the Company’s consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The Company’s financial instruments include cash and cash equivalents and short-term investments. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.
The principal objective of the Company’s asset management activities is to maximize net investment income, while maintaining acceptable levels of credit and interest rate risk and facilitating its funding needs. At June 30, 2005, the carrying values of the Company’s financial instruments approximated fair values based on current market prices and rates. Approximately 34 percent of the Company’s cash equivalents and short-term investments have maturity dates of 90 days or less from the date acquired, approximately 44 percent have maturity dates of greater than 90 days but not more than 365 days, and approximately 22 percent have maturity dates of more than 365 days. We are susceptible to market value fluctuations with regard to our short-term investments. However, due to the relatively short maturity period of those investments and based on their highly liquid nature, the risk of material market value fluctuations is not expected to be significant.
Foreign Currency
The Company has a subsidiary in Mexico. As a result, the Company is exposed to potential transaction gains and losses resulting from fluctuations in foreign currency exchange rates. The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.
Item 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
As of August 5, 2005, the Company was involved in legal proceedings in the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management, any resulting future liability will not have a material adverse effect on the Company and its subsidiaries, taken as a whole.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. As of June 30, 2005, the Company had not repurchased any equity securities under the stock repurchase program.
On July 28, 2005, pursuant to a licensing and settlement agreement entered into by and among, among others, the Company and Dr. Thomas Winters, M.D. (“Dr. Winters”), the Company issued Dr. Winters options to purchase up to 5,000 shares of common stock of the Company. The options vest on the one year anniversary of the licensing and settlement agreement and have an exercise price equal to the closing price of the Company’s common stock on July 28, 2005, $15.20 per share. All of the options, whether or not vested, will expire on the eight year anniversary of the licensing and settlement agreement. The issuance of the options was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder as a transaction not involving any public offering. As a result of the issuance of the options and the payment of $900,000 in cash to Dr. Winters, which cash payment will be amortized over the expected life of the intangible assets acquired, the Company has the non-exclusive right to utilize intellectual property, including registered United States patents, owned by Dr. Winters.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s 2005 Annual Meeting of Stockholders was held on May 26, 2005. The following is a brief description of each matter voted on at the meeting and a statement of the number of votes cast with respect to each matter.
(1)	The stockholders approved the election of the three Class III directors to the board of directors.

Director Nominee	Term	For	Withhold Authority
John H. Abeles	3 years	19,688,637	1,299,573
Donald M. Earhart	3 years	19,661,777	1,326,433
Henry Tsutomu Tai, Ph.D., M.D.	3 years	17,072,667	3,915,543
In addition, James J. Dal Porto, Jack H. Halperin, Joel S. Kanter and Erik H. Loudon continued to serve on the Company’s board of directors after the Annual Meeting.

(2)	The stockholders approved the amendment to the I-Flow Corporation 2001 Equity Incentive Plan to increase the number of shares of the Company’s common stock that may be issued under the plan by 3,000,000.

For	Against	Abstain	Broker Non-Votes
7,894,844	7,050,904	67,431	5,975,031

(3)	The stockholders ratified the selection of Deloitte & Touche LLP as the Company’s independent auditor for the fiscal year ending December 31, 2005.

For	Against	Abstain	Broker Non-Votes
20,816,270	103,420	68,520	—
Item 5. OTHER INFORMATION
Risk Factors. We are updating and restating our risk factors as follows:
RISK FACTORS RELATING TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE
We have experienced net losses in prior periods and have an accumulated deficit. Future losses are possible.
As of June 30, 2005, our accumulated deficit was approximately $34.8 million. We had a net loss of $0.6 million and $2.7 million for the three and six-month periods ended June 30, 2005, respectively. We had net income (loss) of ($3.0 million), $0.5 million and ($17.1 million) for the years ended December 31, 2002, 2003 and 2004, respectively. We may not achieve or maintain profitability in the future, and further losses may arise.
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
Our current strategy assumes that the ON-Q PainBuster will be used in a significant number of surgical cases, ultimately becoming the standard of care for many common procedures. We have invested, and continue to invest, a substantial portion of our resources into the establishment of a direct sales force for the sales and marketing of ON-Q. During the six months ended June 30, 2005, we invested approximately $23.8 million in the sales and marketing of ON-Q. A failure of ON-Q to achieve and maintain a significant market presence, or the failure to successfully implement our direct sales strategy, will have a material adverse effect on our financial condition and results of operations.
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
Our wholly owned subsidiary, InfuSystem, Inc. (“InfuSystem”), depends primarily on third-party reimbursement for the collection of its revenues. InfuSystem is paid directly by private insurers and governmental agencies, often on a fixed fee basis, for infusion services provided by InfuSystem to patients. InfuSystem’s revenues comprised 26% and 27% of our consolidated revenues for the three and six months ended June 30, 2005, respectively. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues of InfuSystem could have a material adverse effect on our financial condition and results of operations.
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
During the six months ended June 30, 2005, our operating activities used cash of $6.3 million and our investing activities provided cash of $6.8 million. As of June 30, 2005, we had cash and equivalents of $11.4 million, short-term investments of $22.2 million and net accounts receivable of $18.5 million. We believe our current funds, together with possible additional borrowings on our existing lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to reduce our operations or seek additional financing.
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
As of June 30, 2005, $2.6 million of our assets consisted of goodwill, an intangible asset acquired through the acquisition of InfuSystem. The determination of the value of intangible assets requires management to make estimates and assumptions that affect our financial statements. For example, we review the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. We compare fair value of our reporting units to book value, as well as consider other factors, to determine whether or not any potential impairment of goodwill exists. In fiscal year 2002, as a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, we wrote-off $3.5 million of goodwill related to past acquisitions other than InfuSystem. We cannot guarantee that there will be no additional impairment in the future related to InfuSystem or other acquisitions we may make in the future. Any impairment charge will adversely affect our results of operations.
Our industry is intensely competitive and changes rapidly. If we are unable to maintain a technological lead over our competitors, our business operations will suffer.
The drug infusion industry is highly competitive. We compete in this industry based primarily on price, service and product performance. Some of our competitors have significantly greater resources than we do for research and development, manufacturing, marketing and sales. As a result, they may be better able to compete for market share, even in areas in which our products may be superior. We continue our efforts to introduce clinically effective, cost-efficient products into the market, but the industry is subject to technological changes and we may not be able to maintain any existing technological advantage long enough to establish our products and to achieve or sustain profitability. If we are unable to effectively compete in our market, our financial condition and results of operations will materially suffer.

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
A defect in the design or manufacture of our products, or a failure of our products to perform for the use that we specify, could have a material adverse effect on our reputation in the industry and subject us to claims of liability for injuries and otherwise. Misuse of our product by a practitioner or patient that results in injury could similarly subject us to claims of liability. We currently have in place product liability insurance in the amount of $10 million for liability losses, including legal defense costs. Any substantial underinsured loss would have a material adverse effect on our financial condition and results of operations. Furthermore, any impairment of our reputation could have a material adverse effect on our sales, revenues, and prospects for future business.
We are dependent on our proprietary technology and the patents, copyrights, and trademarks that protect our products. If competitors are able to independently develop products of equivalent or superior capabilities, the results of our operations could be adversely impacted.
We rely substantially on proprietary technology and capabilities. We have filed patent applications in the United States for substantially all of our products. As of December 31, 2004, we held approximately 40 U.S. patents, including patents that relate to both the ON-Q PainBuster and the Soaker Catheter. We have also filed for intellectual property rights protection in all foreign countries in which we currently derive significant revenue. Our patents generally expire between 2009 and 2015, with the most significant patents expiring in 2009. Without sufficient intellectual property protection, our competitors may be able to sell products identical to ours and cause a downward pressure on the selling price of our products.
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
For the three and six months ended June 30, 2005, sales to customers in foreign countries comprised approximately 14% and 13% of our revenues, respectively. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.
We currently rely on two distributors for a significant percentage of our sales. If our relationship with these distributors were to deteriorate, our sales may materially decline.
For the three months ended June 30, 2005, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 8% and 6% of the Company’s total revenues, respectively. For the six months ended June 30, 2005, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 8% and 6% of the Company’s total revenues, respectively. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical Inc. could cause a material decline in our overall sales and a material adverse effect on our business.
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
Section 404 of the Sarbanes-Oxley Act requires the Company to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year beginning in 2004 and to include a management report assessing the effectiveness of its internal controls over financial reporting in all annual reports beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Section 404 also requires the Company’s independent auditor to attest to, and to report on, management’s assessment of the Company’s internal controls over financial reporting. The Company’s management evaluated its internal controls over financial reporting as of December 31, 2004 in order to comply with Section 404 and concluded that its internal controls over financial reporting were not effective. See Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 16, 2005 for a discussion of the material weakness identified by management. In addition, the Company’s independent registered public accounting firm expressed an adverse opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2004. If the Company fails to implement and maintain adequate internal controls, as such standards are modified, supplemented or amended from time to time, the Company cannot assure you that it will be able to conclude in the future that it has effective internal controls over financial reporting in accordance with Section 404. If the Company fails to achieve and maintain a system of effective internal controls, it could have a material adverse effect on the Company’s business and its stock price.

RISK FACTORS RELATED SPECIFICALLY TO OUR COMMON STOCK
The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.
Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the month of June 2005 was approximately 147,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.
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
Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding options and warrants may be resold pursuant to currently effective registration statements. As of June 30, 2005, there were:
•	22,384,882 shares of common stock that have been issued in registered offerings and are freely tradable in the public markets;

•	225,111 shares of common stock underlying outstanding warrants which have been registered for resale under a Registration Statement on Form S-3 (Registration No. 333-109096);

•	121,000 shares of vested and unvested restricted common stock that have been issued under our restricted stock plans; and

•	an aggregate of 4,260,031 shares of common stock that may be issued on the exercise of stock options outstanding under our equity incentive plans.
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
The Company has not paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. The future price of our common stock may be adversely impacted because we do not pay dividends.
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
Item 6. EXHIBITS
The Exhibit Index attached hereto is incorporated herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-FLOW CORPORATION
Date: August 5, 2005	/s/ Donald M. Earhart
Donald M. Earhart
President, Chairman and Chief Executive Officer (On Behalf of the Registrant)

Date: August 5, 2005	/s/ James R. Talevich
James R. Talevich
Chief Financial Officer (As Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement, dated October 28, 2004, by and between Integra LifeSciences Corporation and I-Flow Corporation (1)

2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation (2)

2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. (3)

2.4	Agreement and Plan of Merger, dated February 9, 1998, by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (4)

2.5	Agreement for Purchase and Sale of Assets, dated July 3, 1996, by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (5)

3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation (6)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (2)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (7)

4.1	Specimen Common Stock Certificate (20)

4.2	Warrant Agreement, dated February 13, 1990, between the Company and American Stock Transfer & Trust Company, as warrant agent (9)

4.3	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as rights agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase (7)

4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.6	Form of Warrant, dated September 4, 2003 (1)

4.7	Form of Registration Rights Agreement, dated September 4, 2003 (1)

10.1	Form of Securities Purchase Agreement, dated September 2, 2003 (1)

10.2	I-Flow Corporation Amended and Restated 2001 Equity Incentive Plan (11) *

10.3	2003 Restricted Stock Plan of I-Flow Corporation (10)*

10.4	2001 Restricted Stock Plan of I-Flow Corporation (12)*

10.5	1996 Stock Incentive Plan (13)*

10.6	1992 Non-Employee Director Stock Option Plan (14)*

10.7	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan, restated as of March 23, 1992 (15)*

10.8	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (16)

10.9	Summary of the terms of the COIP for 2005 (23)*

10.10	Addendum to manufacturing plant lease agreement (23)

10.11	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (17)

10.12	Block Medical de Mexico lease agreement dated December 7, 1999 (22)

Exhibit No.	Exhibit
10.13	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated January 30, 2004 (22)

10.14	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated May 8, 2003 (10)

10.15	Loan Agreement, dated March 31, 2000, by and among InfuSystem, Inc., I-Flow Corporation and Old Kent Bank (10)

10.16	First Amendment to Loan Agreement, dated April 1, 2002, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank) (10)

10.17	Second Amendment to Loan Agreement, dated April 1, 2003, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank) (10)

10.18	Second Amended and Restated Promissory Note, dated April 1, 2004, between InfuSystem, Inc. and Fifth Third Bank (formerly Old Kent Bank) (10)

10.19	Promissory Note with Donald M. Earhart dated June 15, 2001 (8)*

10.20	Underwriting Agreement, dated April 13, 2004 (21)

10.21	Employment Agreement with Donald M. Earhart, dated May 16, 1990 (18)*

10.22	Amendment No. 1 to Employment Agreement with Donald M. Earhart, dated June 21, 2001 (8)*

10.23	Amended and Restated Employment Agreement with James J. Dal Porto, dated June 21, 2001 (8)*

10.24	Employment Agreement with James R. Talevich, dated June 30, 2000 (19) *

10.25	Agreement Re: Change in Control with Donald M. Earhart dated June 21, 2001 (8)*

10.26	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (8)*

10.27	Agreement Re: Change in Control with James R. Talevich, dated June 21, 2001 (8)*

10.28	Amendment to Loan Agreement, dated as of April 30, 2005, between I-Flow Corporation and Silicon Valley Bank (24)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on June 1, 2005.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Definitive Proxy Statement filed on March 27, 1996.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Post-Effective Amendment to its Registration Statement (No. 33-41207) filed on October 27, 1992.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated April 14, 1997.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(19)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(20)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(21)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on April 14, 2004.

(22)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(23)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10 -K for the fiscal year ended December 31, 2004.

(24)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 9, 2005.