Form 10-Q
period 2005-09-30
I FLOW CORP /DE/
filed 2005-11-02
CIK 857728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2005 there were 22,444,270 shares of common stock outstanding.

I-FLOW CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART 1 — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
I-FLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except per share data)

	September 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,113	$10,021
Short-term investments	22,379	34,087
Accounts receivable, less allowance for doubtful accounts of $5,336 and $2,900 at September 30, 2005 and December 31, 2004, respectively	20,635	15,765
Inventories, net	12,605	8,365
Prepaid expenses and other current assets	1,373	921

Total current assets	66,105	69,159

Property, net	14,888	11,097
Goodwill	2,639	2,639
Other intangible assets, net	2,595	1,407
Other long-term assets	128	128

TOTAL	$86,355	$84,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,656	$4,392
Accrued payroll and related expenses	5,993	5,995
Accrued use taxes payable	1,119	—
Income taxes payable	290	115
Other liabilities	672	709

Total current liabilities	12,730	11,211

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock — $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 40,000 shares authorized; 22,552 and 22,220 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	109,233	105,703
Accumulated other comprehensive loss	(272)	(290)
Accumulated deficit	(35,336)	(32,194)

Net stockholders’ equity	73,625	73,219

TOTAL	$86,355	$84,430

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Net product sales	$18,154	$13,476	$52,275	$36,073
Net rental income and other	8,641	5,212	21,444	13,951

Total revenues	26,795	18,688	73,719	50,024

Cost of revenues:
Product cost of revenues	5,123	3,819	13,988	11,217
Rental cost of revenues	2,433	1,558	6,029	4,063

Total cost of revenues	7,556	5,377	20,017	15,280

Gross profit	19,239	13,311	53,702	34,744

Operating expenses:
Selling and marketing	13,370	11,729	39,999	29,352
General and administrative	5,738	3,835	15,265	11,275
Product development	639	743	1,934	2,013

Total operating expenses	19,747	16,307	57,198	42,640

Operating loss	(508)	(2,996)	(3,496)	(7,896)

Interest income, net	115	182	588	292

Loss before income taxes	(393)	(2,814)	(2,908)	(7,604)

Income tax expense (benefit)	95	(1,044)	234	(2,830)

Net loss	$(488)	$(1,770)	$(3,142)	$(4,774)

Net loss per share:
Basic and diluted	$(0.02)	$(0.08)	$(0.14)	$(0.24)

Comprehensive Operations:
Net loss	$(488)	$(1,770)	$(3,142)	$(4,774)
Foreign currency translation gain (loss)	4	2	64	(44)
Unrealized loss on investment securities	(8)	(11)	(46)	(11)

Comprehensive income (loss)	$(492)	$(1,779)	$(3,124)	$(4,829)

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,142)	$(4,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,625	2,377
Stock-based compensation	2,489	1,179
Provision for doubtful accounts receivable	1,491	1,473
Provision for inventory obsolescence	64	209
Loss on property disposal	339	117
Deferred income tax benefit	—	(2,830)
Tax benefit from exercise of stock options	—	2,021
Changes in operating assets and liabilities:
Accounts receivable	(6,361)	(2,864)
Inventories	(4,304)	(1,340)
Prepaid expenses and other current assets	(452)	(260)
Deferred tax assets	—	(1,978)
Accounts payable, accrued payroll and related expenses	189	648
Accrued use taxes payable	97	—
Income taxes payable	175	(172)
Other liabilities	(37)	(384)

Net cash used in operating activities	(5,827)	(6,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(6,374)	(5,777)
Purchases of investments	(12,013)	—
Maturities of investments	22,690	—
Sale of investments	985	—
Patent and licensing right acquisitions	(1,422)	(424)

Net cash provided by (used in) investing activities	3,866	(6,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock offering	—	43,088
Proceeds from exercise of stock options and warrants	989	918

Net cash provided by financing activities	989	44,006

Effect of exchange rates on cash	64	(12)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(908)	31,215

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,021	15,185

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,113	$46,400

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$—	$126

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Property acquisitions	$1,096	$—

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at September 30, 2005 and the results of its operations and cash flows for the three and nine-month periods ended September 30, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.
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
New Accounting Pronouncements — In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs (“SFAS 151”), which amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. SFAS 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs be recognized as an expense in the period incurred. In addition, other items, such as abnormal freight, handling costs and wasted materials, require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The adoption of the provisions of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123-revised 2004, Share-Based Payment (“SFAS 123R”) which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all share-based payments to employees and directors, including grants of stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005, which would be the third quarter of 2005 for calendar year companies. However, on April 14, 2005, the SEC announced that the effective date for compliance with SFAS 123R would be deferred until January 1, 2006 for calendar year companies. Accordingly, the Company will adopt the provisions of SFAS 123R effective January 1, 2006 based on the new effective date announced by the SEC.
The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Set forth below are the pro forma net loss and net loss per share amounts, for the three and nine-month periods ended September 30, 2005 and 2004, as if the Company had used a fair-value-based method required by SFAS 123 to measure compensation expense for employee and director stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in expense amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects that its adoption will have a significant adverse impact on the Company’s consolidated statements of operations and net income (loss) per share.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”), which requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted. The Company does not believe adoption of SFAS 154 will have a material impact on the Company’s consolidated financial statements.
Accounting for Stock-Based Compensation — The Company accounts for employee and director stock options using the intrinsic value method in accordance with APB Opinion No. 25 and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and has adopted the disclosure-only alternative of SFAS 123. Stock options issued to consultants and vendors are accounted for at fair value.
Because the Company has adopted the disclosure-only provisions of SFAS 123, no compensation cost has been recognized for stock option grants to employees or non-employee directors with exercise prices at least equal to the fair market value of the underlying shares at the grant date. Had compensation cost for the Company’s option plans been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have been the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2005	2004	2005	2004
Net loss — as reported	$(488)	$(1,770)	$(3,142)	$(4,774)
Stock-based employee and director compensation included in net loss, net of tax	786	285	2,484	662
Total stock-based employee and director compensation expense determined under fair-value-based method for all awards, net of tax	(2,639)	(1,103)	(7,951)	(2,995)

Net loss — pro forma	$(2,341)	$(2,588)	$(8,609)	$(7,107)

Basic and diluted net loss per share — as reported	$(0.02)	$(0.08)	$(0.14)	$(0.24)
Basic and diluted net loss per share — pro forma	$(0.10)	$(0.12)	$(0.38)	$(0.35)
The amounts in the above table related to stock-based employee and director compensation included in net loss, net of tax, relate to employee and director stock options only and exclude compensation expense related to consultant stock options and restricted stock.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Expected life (in years)	4.3	5.0	4.9	5.0
Risk-free interest rate	3.86%	3.64%	4.07%	3.64%
Volatility	60%	90%	83%	90%
Dividend yield	0.00%	0.00%	0.00%	0.00%

2. Inventories
Inventories consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2005	2004
Raw Materials	$6,788	$5,145
Work in Process	2,627	1,369
Finished Goods	4,149	2,774
Reserve for Obsolescence	(959)	(923)

Total	$12,605	$8,365

3. Earnings (Loss) Per Share
Pursuant to SFAS No. 128, Earnings Per Share, the Company provides dual presentation of “Basic” and “Diluted” earnings per share.
Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented, excluding unvested restricted stock which the Company has a right to repurchase in the event of early termination of employment of 8,000 shares and 46,000 shares as of September 30, 2005 and 2004, respectively.
Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods utilizing the treasury stock method for stock options, warrants and unvested restricted stock. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be anti-dilutive.
The following is a reconciliation between weighted average shares used in the basic and diluted net loss per share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2005	2004	2005	2004
Net loss (Numerator)	$(488)	$(1,770)	$(3,142)	$(4,774)

Basic net loss per share (Denominator):
Weighted average number of common shares outstanding	22,518	21,501	22,377	20,185
Effect of dilutive securities:
Stock options and unvested restricted stock (1)	—	—	—	—

Diluted net loss per share (Denominator):
Weighted average number of common and common equivalent shares outstanding	22,518	21,501	22,377	20,185

Net loss per share:
Basic and diluted	$(0.02)	$(0.08)	$(0.14)	$(0.24)

(1)	Options to purchase 297,000 and 215,000 shares of common stock have been excluded from the treasury stock method of calculation for diluted weighted average common shares for the three and nine-month periods ended September 30, 2005, respectively, because their exercise prices exceeded the average market price of the Company’s common stock for these periods and their effect would be anti-dilutive.

Options to purchase 320,000 and 183,000 shares of common stock have been excluded from the treasury stock method of calculation for diluted weighted average common shares for the three and nine-month periods ended September 30, 2004, respectively, because their exercise prices exceeded the average market price of the Company’s common stock for these periods and their effect would be anti-dilutive.

4. Goodwill and Other Intangible Assets
Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which, among other matters, eliminates the amortization of goodwill and other intangibles with indefinite lives. Under SFAS 142, intangible assets, including goodwill, that are not subject to amortization are tested for impairment annually or more frequently if impairment indicators exist. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company performed its annual impairment test on goodwill and other intangible assets as of June 30, 2005 and identified no goodwill impairment. No goodwill impairment indicators existed for the three months ended September 30, 2005 and, as a result, additional impairment testing was not required.
Amortizable intangible assets included in the accompanying condensed consolidated balance sheets are as follows:

	As of September 30, 2005
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$2,756	$1,096	$1,660
Licensing Rights	1,101	166	935

Total	$3,857	$1,262	$2,595

	As of December 31, 2004
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$2,310	$903	$1,407
Licensing Rights	150	150	—

Total	$2,460	$1,053	$1,407

The Company amortizes patents and licensing rights over seven and 10 years, respectively. On July 28, 2005, the Company entered into an agreement with Dr. Thomas Winters, M.D. (“Dr. Winters”) to acquire the non-exclusive rights to utilize intellectual property, including registered United States patents, owned by Dr. Winters. Pursuant to the agreement, the Company made a cash payment of $900,000 to Dr. Winters and issued him options to purchase up to 5,000 shares of common stock of the Company. The options vest on the one year anniversary of the agreement and have an exercise price equal to the closing price of the Company’s common stock on July 28, 2005, $15.20 per share. All of the options, whether or not vested, will expire on the eight year anniversary of the agreement. The total intangible assets acquired of approximately $952,000, which included the cash payment of $900,000 and issuance of options with a fair value of approximately $52,000, will be amortized over their expected life. The fair value of the options were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 62%; risk-free interest rate of 4.25%; and contractual life of 8 years.
Amortization expense for the three and nine months ended September 30, 2005 was approximately $117,000 and $300,000, respectively. Amortization expense for the three and nine months ended September 30, 2004 was approximately $83,000 and $237,000, respectively. Annual amortization expense of intangible assets is currently estimated to be approximately $375,000 in each of the next five fiscal years.

5. Stockholders’ Equity
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. As of September 30, 2005, the Company had not repurchased any equity securities under the stock repurchase program. In October 2005, the Company repurchased approximately 108,300 shares of common stock as part of its publicly-announced stock repurchase program. The average price paid per share for the shares was $11.97. After giving effect to the repurchase, the Company may purchase up to approximately 891,700 additional shares under the program.
On April 19, 2004, the Company completed a public offering of 2,990,000 shares of common stock, of which 390,000 shares were issued pursuant to the exercise of the underwriters’ over-allotment option. The shares were sold at a price to the public of $15.50 per share resulting in net proceeds to the Company of approximately $43,088,000.
6. Operating Segments and Revenue Data
The Company operates in two reportable operating segments: the manufacturing and marketing of medical infusion pumps (the “Manufacturing and Marketing” operating segment) and the rental and third party insurance billing of electronic medical infusion pumps that are manufactured by companies other than I-Flow Corporation (the “Rentals” operating segment). The Manufacturing and Marketing operating segment consists of two major markets, the IV Infusion Therapy market and the Regional Anesthesia market. The Rentals operating segment consists of the activities of InfuSystem, Inc., a wholly owned subsidiary of the Company, which provides infusion pumps for chemotherapy to the Oncology Infusion Services market.
Operating segment information is as follows for the three and nine-month periods ended September 30, 2005 and 2004:

	Manufacturing
(Amounts in thousands)	and Marketing	Rentals	Consolidated
Three months ended September 30, 2005
Revenues	$18,154	$8,641	$26,795
Operating income (loss)	(3,307)	2,799	(508)
Assets	58,748	27,607	86,355
Depreciation and amortization	338	1,160	1,498
Property additions	281	2,458	2,739
Nine months ended September 30, 2005
Revenues	$52,275	$21,444	$73,719
Operating income (loss)	(9,925)	6,429	(3,496)
Assets	58,748	27,607	86,355
Depreciation and amortization	1,040	2,585	3,625
Property additions	355	7,115	7,470
Three months ended September 30, 2004
Revenues	$13,476	$5,212	$18,688
Operating income (loss)	(4,543)	1,547	(2,996)
Assets	78,796	15,568	94,364
Depreciation and amortization	326	535	861
Property additions	281	1,896	2,177
Nine months ended September 30, 2004
Revenues	$36,073	$13,951	$50,024
Operating income (loss)	(11,401)	3,505	(7,896)
Assets	78,796	15,568	94,364
Depreciation and amortization	1,021	1,356	2,377
Property additions	1,011	4,766	5,777

For the three months ended September 30, 2005, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 5% and 6% of the Company’s total revenues, respectively. For the nine months ended September 30, 2005, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 7% and 6% of the Company’s total revenues, respectively. For the three months ended September 30, 2004, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 7% and 5% of the Company’s total revenues, respectively. For the nine months ended September 30, 2004, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 9% and 5% of the Company’s total revenues, respectively.
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
The terms of such obligations vary. A maximum obligation arising out of these types of agreements is not typically stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no liabilities have been recorded for these obligations on its balance sheets as of September 30, 2005.
In August 2005, the State of Michigan Department of Treasury issued a decision and order of determination which provides that the Company’s InfuSystem subsidiary is liable for use taxes on its purchases of infusion pumps. As a result, the Company recorded a net increase to fixed assets of $674,000, a tax liability of $1,119,000 and a total expense of $571,000, consisting of $445,000 cost of sales and $126,000 accrued interest expense. InfuSystem intends to appeal the decision. The Company believes that portable infusion pumps, which allow cancer patients to be ambulatory and to lead a reasonably normal life, qualify for an exemption from tax under Michigan law.
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
The Company recognizes rental revenues from medical pumps over the term of the related agreement, generally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which often significantly differ from contractually allowable rates provided by third party payors such as Medicare, Medicaid and commercial insurance carriers. The Company records net rental revenues at the estimated realizable amounts from patients and third party payors. The Company experiences significant delays in payment with certain of these third party payors, but it continuously monitors reimbursement rates of the third party payors and the timing of such payments. Any change in reimbursement or collection rates could have a material adverse impact on the Company’s operating results for the period or periods in which the change is identified.

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
Results of Operations
Revenue
Net revenues increased 43%, or $8.1 million, to $26.8 million for the three months ended September 30, 2005 from $18.7 million for the three months ended September 30, 2004 and increased 47%, or $23.7 million, to $73.7 million for the nine months ended September 30, 2005 from $50.0 million for the nine months ended September 30, 2004. Overall increases in net revenues for the three and nine months ended September 30, 2005 were partially offset by lost revenues estimated to be more than $0.5 million due to the hurricanes in the Gulf Coast region. The Company expects the negative impact on revenue from the hurricanes to continue in the fourth quarter.
Net product revenues increased 35%, or $4.7 million, to $18.2 million for the three months ended September 30, 2005 from $13.5 million for the three months ended September 30, 2004 and increased 45%, or $16.2 million, to $52.3 million for the nine months ended September 30, 2005 from $36.1 million for the nine months ended September 30, 2004. Rental income, comprised of the revenues of the Company’s InfuSystem subsidiary, increased 66%, or $3.4 million, to $8.6 million for the three months ended September 30, 2005 from $5.2 million for the three months ended September 30, 2004 and increased 54%, or $7.5 million, to $21.5 million for the nine months ended September 30, 2005 from $14.0 million for the nine months ended September 30, 2004.
The Company’s product revenues from the Manufacturing and Marketing operating segment were generated in two primary markets: Regional Anesthesia and IV Infusion Therapy. Regional Anesthesia product revenues increased 46%, or $4.0 million, to $12.7 million for the three months ended September 30, 2005 from $8.7 million for the three months ended September 30, 2004 and increased 64%, or $14.0 million, to $36.0 million for the nine months ended September 30, 2005 from $22.0 million for the nine months ended September 30, 2004. This increase was primarily due to increased clinical usage of the ON-Q® PainBuster® Post-Operative Pain Relief System by surgeons in the United States. Regional Anesthesia products include the ON-Q PainBuster, the C-blocTM Continuous Nerve Block System and the SoakerTM Catheter.
Sales of IV Infusion Therapy products, which include the Company’s intravenous elastomeric pumps, mechanical infusion devices and disposables, increased 15%, or $0.7 million, to $5.4 million for the three months ended September 30, 2005 from $4.7 million for the three months ended September 30, 2004 and increased 15%, or $2.2 million, to $16.3 million for the nine months ended September 30, 2005 from $14.1 million for the nine months ended September 30, 2004. The increase primarily resulted from increased sales of IV Infusion Therapy products to U.S. and international distributors, including B. Braun Medical Inc. in the United States and B. Braun Medical S.A (France). The Company has a distribution agreement with B. Braun Medical S.A, a manufacturer and distributor of pharmaceuticals and infusion products, to distribute the Company’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa.
Revenues from the Rentals operating segment provided by the Company’s InfuSystem subsidiary within the Oncology Infusion Services market increased 66%, or $3.4 million, to $8.6 million for the three months ended September 30, 2005 from $5.2 million for the three months ended September 30, 2004 and increased 54%, or $7.5 million, to $21.5 million for the nine months ended September 30, 2005 from $14.0 million for the nine months ended September 30, 2004. This increase is substantially due to an increased usage of new drugs and clinical protocols that require the use of ambulatory electronic pumps instead of oral application of chemotherapy drugs.
Cost of Revenues
Cost of revenues increased 41%, or $2.2 million, to $7.6 million for the three months ended September 30, 2005 from $5.4 million for the three months ended September 30, 2004 and increased 31%, or $4.7 million, to $20.0 million for the nine months ended September 30, 2005 from $15.3 million for the nine months ended September 30, 2004. These increases were primarily due to higher sales volume. As a percentage of net product sales, product cost of revenues was comparable for the three months ended September 30, 2005 and decreased by four percentage points for the nine months ended September 30, 2005 compared to the same periods in the prior year. This decrease was due to favorable changes in sales mix toward high-margin Regional Anesthesia products, such as the ON-Q PainBuster, during the nine months ended September 30, 2005.
Rentals cost of revenues decreased as a percentage of Rentals revenues by two and one percentage point for the three and nine months ended September 30, 2005, respectively, compared to the same periods in the prior year. The decreases were due to better pump utilization resulting in decreased cost of sales in proportion to revenues. The proportionate decreases for the three and nine months ended September 30, 2005 were partially offset by $445,000 cost of sales recorded in the third quarter related to a dispute with the State of Michigan Department of Treasury concerning InfuSystem’s potential liability for use taxes on purchases of infusion pumps. In August 2005, the State of Michigan Department of Treasury issued a decision and order of determination which provides that InfuSystem is liable for use taxes on its purchases of infusion pumps. As a result, the Company recorded a net increase to fixed assets of $674,000, a tax liability of $1,119,000 and a total expense of $571,000, consisting of $445,000 cost of sales and $126,000 accrued interest expense. InfuSystem intends to appeal the decision. The Company believes that portable infusion pumps, which allow cancer patients to be ambulatory and to lead a reasonably normal life, qualify for an exemption from tax under Michigan law.
Selling and Marketing Expenses
Selling and marketing expenses increased 14%, or $1.7 million, to $13.4 million for the three months ended September 30, 2005 from $11.7 million for the three months ended September 30, 2004 and increased 36%, or $10.6 million, to $40.0 million for the nine months ended September 30, 2005 from $29.4 million for the nine months ended September 30, 2004.
For the three months ended September 30, 2005, the increase was primarily attributable to increases in compensation and related expenses ($1.1 million), travel and entertainment ($0.4 million) and advertising and promotions ($0.2 million). As a percentage of net revenues, selling and marketing expenses decreased by approximately 13 percentage points for the three months ended September 30, 2005 versus the comparable period in the prior year. For the nine months ended September 30, 2005, the increase was primarily attributable to increases in compensation and related expenses ($8.0 million), advertising and promotions ($1.5 million) and travel and entertainment ($1.0 million). As a percentage of net revenues, selling and marketing expenses decreased by approximately four percentage points for the nine months ended September 30, 2005 versus the comparable period in the prior year.
Increases in selling and marketing expenses for the three and nine months ended September 30, 2005 were primarily due to costs related to the hiring and operation of an expanded direct sales force in the United States and to support brand development and sales and marketing of the ON-Q PainBuster. In a transaction effective January 1, 2002, I-Flow re-acquired from Ethicon Endo-Surgery the contractual rights to distribute ON-Q products on a direct basis. Since that time, ON-Q revenues have increased rapidly, and the Company’s primary strategy has been to rapidly increase market awareness of the clinical and economic advantages of ON-Q technology through a combination of clinical studies, sales force expansion and marketing programs.

General and Administrative Expenses
General and administrative expenses increased 50%, or $1.9 million, to $5.7 million for the three months ended September 30, 2005 from $3.8 million for the three months ended September 30, 2004 and increased 35%, or $4.0 million, to $15.3 million for the nine months ended September 30, 2005 from $11.3 million for the nine months ended September 30, 2004.
For the three months ended September 30, 2005, the increase was primarily attributable to increases in compensation and related expenses ($1.0 million) and consulting expenses ($0.1 million). As a percentage of net revenues, general and administrative expenses increased by approximately one percentage point when compared to the same period in the prior year. For the nine months ended September 30, 2005, the increase was primarily attributable to increases in compensation and related expenses ($2.6 million), consulting expenses ($0.3 million) and professional legal expenses ($0.3 million). As a percentage of net revenues, general and administrative expenses decreased by approximately two percentage points when compared to the same period in the prior year.
Increases in general and administrative expenses for the three and nine months ended September 30, 2005 were primarily due to increased staffing to support the growth of the Company and increased costs associated with the requirements and activities related to Section 404 of the Sarbanes-Oxley Act of 2002.
Product Development Expenses
Product development expenses decreased 14%, or $0.1 million, to $0.6 million for the three months ended September 30, 2005 from $0.7 million for the three months ended September 30, 2004 and decreased 5%, or $0.1 million, to $1.9 million for the nine months ended September 30, 2005 from $2.0 million for the nine months ended September 30, 2004. The decreases were primarily due to a decrease in compensation and related expenses.
Interest Income, Net
Interest income, net decreased 37%, or $67,000, to $115,000 for the three months ended September 30, 2005 from $182,000 for the three months ended September 30, 2004 and increased 101%, or $296,000, to $588,000 for the nine months ended September 30, 2005 from $292,000 for the nine months ended September 30, 2004. For the three months ended September 30, 2005, the decrease was primarily due to the accrual of approximately $126,000 of interest expense by InfuSystem in connection with a dispute with the State of Michigan Department of Treasury related to use taxes on purchases of infusion pumps. This decrease was partially offset by an increase in investment income from purchases of short-term investments which occurred in September 2004. For the nine months ended September 30, 2005, the increase was primarily due to the increase in investment income from the purchases of short-term investments, offset in part by the interest accrual for use taxes.
Income Taxes
During the three and nine-month periods ended September 30, 2005, the Company recorded income tax expense of $95,000 and $234,000, respectively, compared to income tax benefits of $1.0 million and $2.8 million for the same periods in the prior year, respectively. The Company’s effective tax rates for the three and nine-month periods ended September 30, 2005 were a tax expense rate of 24.2% and 8.0%, respectively, compared to a tax benefit rate of 37.1% and 37.2% for the comparable periods in the prior year, respectively, primarily due to the full valuation allowance for deferred tax assets in 2005. The tax expense in 2005 resulted primarily from state income taxes.
Liquidity and Capital Resources
During the nine-month period ended September 30, 2005, cash used in operating activities was $5.8 million, compared to $6.6 million for the same period in the prior year. The decrease in cash used by operating activities reflects the Company’s improved operating performance and the timing of receipts and disbursements. The change was primarily due to a decrease in net loss compared to the prior year, decreases in deferred income tax benefit and tax assets and increases in non-cash depreciation and amortization and stock-based compensation expenses. This decrease was partially offset by increases in accounts receivable and inventories largely resulting from the overall increase in revenues.

During the nine-month period ended September 30, 2005, cash provided by investing activities was $3.9 million, compared to cash used in investing activities of $6.2 million for the same period in the prior year. The change was primarily due to net proceeds from the maturities and sale of investments in 2005 with no comparable activity in the same period of the prior year, partially offset by an increase in property additions from the purchase of electronic infusion pumps for the Company’s InfuSystem subsidiary to support its growing rental business in the Oncology Infusion Services market as well as an increase in the patent and licensing right acquisitions during the nine months ended September 30, 2005.
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
During the nine-month period ended September 30, 2005, cash provided by financing activities was $1.0 million, compared to $44.0 million for the same period in the prior year. The change was primarily due to $43.1 million in net proceeds from a public offering of common stock during the nine months ended September 30, 2004 with no comparable activity in the same period in the current year.
As of September 30, 2005, the Company had cash and cash equivalents of $9.1 million, short-term investments of $22.4 million, net accounts receivable of $20.6 million and net working capital of $53.4 million. Management believes the current funds, together with possible additional borrowings on the existing lines of credit and other bank loans, are sufficient to provide for the Company’s projected needs to maintain operations for at least the next 12 months. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.
The Company has a working capital line of credit with Silicon Valley Bank. The line of credit facility was last renewed in May 2005 and expires on April 29, 2006. Under the terms of the agreement, the Company is able to borrow up to the lesser of $10 million or the sum of 80% of eligible accounts receivable plus 25% of eligible inventory, as defined, at the bank’s prime rate (6.75% at September 30, 2005). As of September 30, 2005, there were funds available for borrowing of $10.0 million and no outstanding borrowings.
The Company’s InfuSystem subsidiary has a revolving line of credit with a bank under which it may borrow up to the lesser of $3.5 million or 80% of eligible accounts receivable, as defined, at the bank’s prime rate less 0.25% (6.50% at September 30, 2005). As of September 30, 2005, there were funds available for borrowing of $3.5 million and no outstanding borrowings. The credit line expires on June 30, 2006. InfuSystem also has a loan facility under which it may borrow up to $2.5 million for the purchase of equipment. As of September 30, 2005, there were no outstanding borrowings under the loan facility.
The Company’s lines of credit are collateralized by substantially all of the Company’s assets and require the Company to comply with covenants principally relating to working capital, liquidity and profitability. As of September 30, 2005, the Company believes that it was in compliance with all such covenants.
The Company has no material changes outside the normal course of business in the contractual obligations and commercial commitments disclosed in Item 7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, under the caption “Contractual Obligations and Commercial Commitments.”
New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs (“SFAS 151”), which amends Accounting Research Board No. 43, Chapter 4, Inventory Pricing. SFAS 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs be recognized as an expense in the period incurred. In addition, other items, such as abnormal freight, handling costs and wasted materials, require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The adoption of the provisions of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123-revised 2004, Share-Based Payment (“SFAS 123R”) which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all share-based payments to employees and directors, including grants of stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005, which would be the third quarter of 2005 for calendar year companies. However, on April 14, 2005, the Securities and Exchange Commission (the “SEC”) announced that the effective date for compliance with SFAS 123R would be deferred until January 1, 2006 for calendar year companies. Accordingly, the Company will adopt the provisions of SFAS 123R effective January 1, 2006 based on the new effective date announced by the SEC.
The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in the Notes to Consolidated Financial Statements for the pro forma net loss and net loss per share amounts, for the three and nine-month periods ended September 30, 2005 and 2004, as if the Company had used a fair-value-based method required by SFAS 123 to measure compensation expense for employee and director stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in expense amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects that its adoption will have a significant adverse impact on the Company’s consolidated statements of operations and net income (loss) per share.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”), which requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted. The Company does not believe adoption of SFAS 154 will have a material impact on the Company’s consolidated financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The Company’s financial instruments include cash and cash equivalents and short-term investments. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.
The principal objective of the Company’s asset management activities is to maximize net investment income, while maintaining acceptable levels of credit and interest rate risk and facilitating its funding needs. At September 30, 2005, the carrying values of the Company’s financial instruments approximated fair values based on current market prices and rates. Approximately 29% of the Company’s cash equivalents and short-term investments have maturity dates of 90 days or less from the date acquired, approximately 62% have maturity dates of greater than 90 days but not more than 365 days, and approximately 9% have maturity dates of more than 365 days. We are susceptible to market value fluctuations with regard to our short-term investments. However, due to the relatively short maturity period of those investments and based on their highly liquid nature, the risk of material market value fluctuations is not expected to be significant.
Foreign Currency
The Company has a subsidiary in Mexico. As a result, the Company is exposed to potential transaction gains and losses resulting from fluctuations in foreign currency exchange rates. The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.

Item 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
As of November 2, 2005, the Company was involved in legal proceedings in the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management, any resulting future liability will not have a material adverse effect on the Company and its subsidiaries, taken as a whole.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. As of September 30, 2005, the Company had not repurchased any equity securities under the stock repurchase program. In October 2005, the Company repurchased approximately 108,300 shares of common stock as part of its publicly-announced stock repurchase program. The average price paid per share for the shares was $11.97. After giving effect to the repurchase, the Company may purchase up to approximately 891,700 additional shares under the program.
On July 28, 2005, pursuant to a licensing and settlement agreement entered into by and among, among others, the Company and Dr. Thomas Winters, M.D. (“Dr. Winters”), the Company issued Dr. Winters options to purchase up to 5,000 shares of common stock of the Company. The options vest on the one year anniversary of the licensing and settlement agreement and have an exercise price equal to the closing price of the Company’s common stock on July 28, 2005, or $15.20 per share. All of the options, whether or not vested, will expire on the eight year anniversary of the licensing and settlement agreement. The issuance of the options was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder as a transaction not involving any public offering. As a result of the issuance of the options and the payment of $900,000 in cash to Dr. Winters, which will be amortized over the expected life of the intangible assets acquired, the Company has the non-exclusive right to utilize intellectual property, including registered United States patents, owned by Dr. Winters.
Item 5. OTHER INFORMATION
Risk Factors. We are updating and restating our risk factors as follows:
RISK FACTORS RELATING TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE
We have experienced net losses in prior periods and have an accumulated deficit. Future losses are possible.
As of September 30, 2005, our accumulated deficit was approximately $35.3 million. We had a net loss of $0.5 million and $3.1 million for the three and nine-month periods ended September 30, 2005, respectively. We had net income (loss) of ($3.0 million), $0.5 million and ($17.1 million) for the years ended December 31, 2002, 2003 and 2004, respectively. We may not achieve or maintain profitability in the future, and further losses may arise.

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
Our current strategy assumes that the ON-Q PainBuster will be used in a significant number of surgical cases, ultimately becoming the standard of care for many common procedures. We have invested, and continue to invest, a substantial portion of our resources to establish and maintain a direct sales force to sell and market ON-Q. During the nine months ended September 30, 2005, we invested approximately $35.9 million in the sales and marketing of ON-Q. A failure of ON-Q to achieve and maintain a significant market presence, or the failure to successfully implement our direct sales strategy, will have a material adverse effect on our financial condition and results of operations.
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
Our wholly owned subsidiary, InfuSystem, Inc. (“InfuSystem”), depends primarily on third-party reimbursement for the collection of its revenues. InfuSystem is paid directly by private insurers and governmental agencies, often on a fixed fee basis, for infusion services provided by InfuSystem to patients. InfuSystem’s oncology revenues comprised 32% and 29% of our consolidated revenues for the three and nine months ended September 30, 2005, respectively. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues of InfuSystem could have a material adverse effect on our financial condition and results of operations.
Changes in reimbursement rates may adversely impact the revenue that we earn from our developing billing strategy for ON-Q.
Historically, we have charged health care providers for each ON-Q unit that they purchase from us. Currently, in many instances, we, through our InfuSystem subsidiary, bill private insurers for the use of ON-Q in ambulatory surgery centers, rather than charging these centers for the purchase price of each ON-Q unit. If this sales strategy is successful, we expect to increase our use of this sales strategy for ambulatory surgery centers. Any reduction in the average fees allowable by private insurers for the use of ON-Q in ambulatory surgery centers could negatively affect our ability to generate revenue from the centers and this could have a material adverse effect on our financial condition and results of operations.
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
During the nine months ended September 30, 2005, our operating activities used cash of $5.8 million and our investing activities provided cash of $3.9 million. As of September 30, 2005, we had cash and equivalents of $9.1 million, short-term investments of $22.4 million and net accounts receivable of $20.6 million. We believe our current funds, together with possible additional borrowings on our existing lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to reduce our operations or seek additional financing.

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
As of September 30, 2005, $2.6 million of our assets consisted of goodwill, an intangible asset acquired through the acquisition of InfuSystem. The determination of the value of intangible assets requires management to make estimates and assumptions that affect our financial statements. For example, we review the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. We compare fair value of our reporting units to book value, as well as consider other factors, to determine whether or not any potential impairment of goodwill exists. In fiscal year 2002, as a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, we wrote-off $3.5 million of goodwill related to past acquisitions other than InfuSystem. We cannot guarantee that there will be no additional impairment in the future related to InfuSystem or other acquisitions we may make in the future. Any impairment charge will adversely affect our results of operations.
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
For the three and nine months ended September 30, 2005, sales to customers in foreign countries comprised approximately 11% and 13% of our revenues, respectively. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.
We currently rely on two distributors for a significant percentage of our sales. If our relationship with these distributors were to deteriorate, our sales may materially decline.
For the three months ended September 30, 2005, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 5% and 6% of the Company’s total revenues, respectively. For the nine months ended September 30, 2005, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 7% and 6% of the Company’s total revenues, respectively. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical Inc. could cause a material decline in our overall sales and a material adverse effect on our business.

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
Section 404 of the Sarbanes-Oxley Act requires the Company to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of its internal controls over financial reporting in all annual reports. Section 404 also requires the Company’s independent auditor to attest to, and to report on, management’s assessment of the Company’s internal controls over financial reporting. The Company’s management evaluated its internal controls over financial reporting as of December 31, 2004 in order to comply with Section 404 and concluded that its internal controls over financial reporting were not effective. See Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 16, 2005 for a discussion of the material weakness identified by management. In addition, the Company’s independent registered public accounting firm expressed an adverse opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2004. If the Company fails to implement and maintain adequate internal controls, as such standards are modified, supplemented or amended from time to time, the Company cannot assure you that it will be able to conclude in the future that it has effective internal controls over financial reporting in accordance with Section 404. If the Company fails to achieve and maintain a system of effective internal controls, it could have a material adverse effect on the Company’s business and its stock price.
RISK FACTORS RELATED SPECIFICALLY TO OUR COMMON STOCK
The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.
Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the month of October 2005 was approximately 346,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.
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
Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding options and warrants may be resold pursuant to currently effective registration statements. As of September 30, 2005, there were:
•	22,431,073 shares of common stock that have been issued in registered offerings and are freely tradable in the public markets;

•	225,111 shares of common stock underlying outstanding warrants which have been registered for resale under a Registration Statement on Form S-3 (Registration No. 333-109096);

•	121,000 shares of vested and unvested restricted common stock that have been issued under our restricted stock plans; and

•	an aggregate of 4,318,202 shares of common stock that may be issued on the exercise of stock options outstanding under our equity incentive plans.
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

I-FLOW CORPORATION

Date: November 2, 2005	/s/Donald M. Earhart

Donald M. Earhart
President, Chairman and Chief Executive Officer
(On Behalf of the Registrant)

Date: November 2, 2005	/s/James R. Talevich

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