Form 10-K
period 2005-12-31
I FLOW CORP /DE/
filed 2006-03-03
CIK 857728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Registrant’s telephone number, including area code: (949) 206-2700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated Filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2005 (the last trading day of the second fiscal quarter) was $355,182,680, based on a closing price of $16.64 on the Nasdaq Stock Market on such day. The number of shares of the registrant’s common stock outstanding at February 28, 2006 was 22,711,561.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this annual report on Form 10-K is incorporated by reference to portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on May 25, 2006, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2005.

PART I
Item 1. Business.
The Company
I-Flow Corporation (the “Company” or “I-Flow”) designs, develops, manufactures and markets technically advanced, low-cost ambulatory drug delivery systems that seek to redefine the standard of care by providing life enhancing, cost-effective solutions for pain management and infusion therapy. The Company’s products are used in hospitals and other settings, including free-standing surgery centers and physicians’ offices.
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
I-Flow currently manufactures a line of compact, portable infusion pumps, catheters and pain kits that administer local anesthetics directly to the wound site. The Company also manufactures a line of disposable infusion pumps used to administer chemotherapies, antibiotics and other medications. The Company has continued to introduce into the market reliable, lightweight, portable infusion pumps which enable patients to live ambulatory and, therefore, more productive lifestyles. I-Flow sells and distributes its products throughout the United States, Canada, Europe, Asia, Mexico, Brazil, Australia, New Zealand and the Middle East. InfuSystem, Inc., a wholly owned subsidiary of I-Flow Corporation (“InfuSystem”), is primarily engaged in the rental of infusion pumps on a month-to-month basis for the treatment of cancer.
The Company was incorporated in the State of California in 1985. In 2001, the Company changed its state of incorporation to Delaware by merging into a wholly owned subsidiary incorporated in Delaware. The Company’s corporate offices are located at 20202 Windrow Drive, Lake Forest, California 92630. I-Flow’s telephone number is (949) 206-2700 and its website is www.iflo.com.
Recent Developments
On December 2, 2005, the Company announced that it has received clearance from the United States Food and Drug Administration (the “FDA”) to market the ON-Q® SilverSoaker™, a proprietary, silver-coated, antimicrobial catheter. The ON-Q SilverSoaker will be immediately added to the growing ON-Q family of products and is authorized for use in pain management in a wide range of surgical incisions. The ON-Q SilverSoaker is a patented Soaker™ Catheter that is treated with a specially formulated, antimicrobial silver agent, SilvaGard™. The Company licenses the agent from AcryMed, Inc. Silver is an established antimicrobial agent that is effective against a wide variety of microorganisms, including bacteria and fungi, which can cause infections. The ON-Q SilverSoaker may destroy and inhibit the growth of microorganisms on the surface of the catheter. The antimicrobial coating will complement ON-Q’s novel Soaker technology that effectively delivers medication evenly over a wide range of surgical incisions. The SilverSoaker will be available in 1”, 2.5”, 5” and 10” catheters, which, when used with ON-Q PainBuster®, will help the Company’s continuing effort to redefine post-surgical recovery so patients get back to normal faster.
On September 7, 2005, the Company announced that it signed several new contracts with managed care companies to provide reimbursement for the use of ON-Q where appropriate in ambulatory surgery centers nationwide. Based on the number of total lives covered by the new and previously existing contracts, total ON-Q covered lives in the United States are approximately 35 million. Surgeries in ambulatory surgery centers represent about 50% of ON-Q’s market opportunity.

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
Divestitures
On November 1, 2003, the Company sold Spinal Specialties to Integra LifeSciences Holdings Corporation for approximately $6.0 million in cash, with net cash proceeds to the Company of approximately $5.0 million.
The Company’s Products
I-Flow offers health care professionals an array of cost-effective drug delivery devices designed to meet the needs of today’s managed care environment in both hospital and alternate site settings. The I-Flow family of products is focused on three primary market segments – Regional Anesthesia, Intravenous (IV) Infusion Therapy and Oncology Infusion Services.
Regional Anesthesia
Acute Pain Kits
I-Flow’s acute pain kit product line includes the ON-Q PainBuster Post-Operative Pain Relief System, the Soaker Catheter, the SilverSoaker Catheter and the C-bloc® Continuous Nerve Block System. I-Flow’s ON-Q systems offer continuous wound site pain management, which is considered to be one of the most ideal treatments for post-operative pain. This approach represents a significant improvement over traditional methods of post-operative pain management because fewer narcotics, which have negative side effects, are used. I-Flow’s C-bloc system is designed for continuous peripheral nerve blocks that are performed by anesthesiologists. Studies have shown that ON-Q, when used for the treatment of post-operative pain, reduced average pain scores, reduced the use of narcotics for pain control following surgery, and decreased the average length of hospital stays.
In December 2005, the FDA authorized the use of the Company’s SilverSoaker Catheters (1”, 2.5”, 5” and 10” versions) for pain management in a wide range of surgical incisions. The SilverSoaker Catheter, which attaches to I-Flow’s diverse line of ON-Q PainBuster pumps provides the continuous, even infusion of a non-narcotic, local anesthetic directly along surgical incisions for post-operative pain management. In addition, it is coated with pure metallic silver which has been shown to be an antimicrobial agent that is effective against a wide variety of microorganisms, including bacteria and fungi, which can cause infections. The ON-Q SilverSoaker may destroy and inhibit the growth of microorganisms on the surface of the catheter. The unique antimicrobial coating will complement ON-Q’s novel Soaker technology that effectively delivers medication evenly over a wide range of surgical incisions.
IV Infusion Therapy
Elastomerics
I-Flow’s product line of elastomeric pumps delivers medication from an elastic “balloon” that does not rely on gravity for proper delivery. This easy-to-use technology provides health care professionals with a device that is both safe and simple enough for patients to use for self-administration of medication. These characteristics provide patients with better mobility and a quicker transition to rehabilitation. The Company’s elastomeric line of products can be used for antibiotic therapy, pain management medications, chemotherapy and other medications. The Company’s elastomeric products include its patented Homepump Eclipse®, Homepump Eclipse “C” Series and the Easypump™.

Non-Electric IV Bag Delivery Systems
I-Flow’s non-electric products provide a safe and easy-to-use system for controlled infusion. Pumps in this category are drug delivery systems that consist of a reusable mechanical infuser and specially designed administration sets. The pumps provide precise delivery of medications that require slow and continuous infusion. I-Flow’s products in this area include the Paragon® and Sidekick® ambulatory infusion pumps.
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
The Company’s Operating Segments
The Company operates in two reportable operating segments: Manufacturing and Marketing of medical infusion pumps; and Rentals of medical infusion pumps. The Manufacturing and Marketing operating segment consists of two market segments: Regional Anesthesia and IV Infusion Therapy. The Rentals operating segment consists of the Oncology Infusion Services market segment. See Note 10 in Notes to Consolidated Financial Statements.
The following table sets forth a summary of the Company’s revenues by market segment, expressed as percentages of the Company’s total net revenues for each fiscal year:

Net Revenues by Market Segment	2005	2004	2003

Regional Anesthesia	50%	46%	34%
IV Infusion Therapy	22%	27%	38%
Oncology Infusion Services	28%	27%	28%
Manufacturing and Marketing Operating Segment
During the four years that the Company has been marketing the ON-Q product line through its direct sales representatives, I-Flow has significantly expanded its product line and distribution capabilities to establish itself as a leading participant in the Regional Anesthesia market. Management believes that this expansion, coupled with the Company’s innovations in pain management and infusion technologies, has placed I-Flow in a position for future potential growth.
The Company believes that the hospital market for I-Flow’s simple, portable regional anesthesia technologies is largely untapped at this time. The Company estimates that there are more than 15 million operative procedures performed in the United States every year for which the ON-Q product line could be used. The Company estimates that the current penetration by all participants in this market combined is approximately four percent.
The alternate site health care industry has generally supported the need for ambulatory infusion devices. An ambulatory pump enables a patient to leave the hospital earlier, making it attractive to cost-conscious hospitals and to patients who favor home treatment. I-Flow’s sales in the IV Infusion Therapy market include the Company’s intravenous elastomeric pumps, mechanical infusion devices, and disposables products.
Rentals Operating Segment
The Company participates in the Oncology Infusion Services market through the activities of InfuSystem which provides infusion pump rentals and related disposable products, primarily for chemotherapy.

Competition
The drug infusion industry is highly competitive. The Company competes in this industry primarily based on superior service and product differentiation. Some of the Company’s competitors are large, diversified medical products companies with greater name recognition and significantly greater resources than the Company for research and development, manufacturing, marketing and sales. As a result, they may be better able to compete for market share, even in areas in which the Company’s products may be superior. The industry is subject to rapid technological changes and there can be no assurance that the Company will be able to maintain any existing technological advantage long enough to establish its products in the market or to achieve and sustain profitability. In the Regional Anesthesia market segment, the Company’s products compete primarily against the conventional use of narcotics for the treatment of post-operative pain.
The number of current known market participants, including the Company, and the Company’s current estimated competitive position in terms of revenue for each of its product lines is noted in the table below.

		Company’s
	Number of Known	Estimated
	Market	Competitive
U.S. Market Description	Participants*	Position

Regional Anesthesia
Acute Pain Kits (wound site pain management)	11	1
IV Infusion Therapy
Elastomerics	4	1
Oncology Infusion Services	* *	1

*	Includes the Company

**	The Oncology Infusion Services market is highly fragmented with numerous local competitors.
Sales and Distribution
The Company currently distributes its products in the United States through its internal sales force as well as through a number of national and regional medical product distributors. The Company relies on regional United States medical product distributors for approximately 4% of its revenue.
The Company has exclusive United States distribution rights to the ON-Q PainBuster, and has been selling the Company’s products through its direct sales organization since January 1, 2002. As of December 31, 2005, 2004 and 2003, the Company had approximately 250, 230 and 100 employees, respectively, in its sales organization. The Company’s sales organization is comprised of inside and outside salespeople, nurses, customer service representatives, and sales management. In 2004, the Company changed the name of its ON-Q Post-Operative Pain Relief System and PainBuster Pain Management System to ON-Q PainBuster Post-Operative Pain Relief System to consolidate the brand identity of its products.
In 1998, the Company entered into an agreement with B. Braun Medical S.A. (France), a manufacturer and distributor of pharmaceuticals and infusion products, to distribute I-Flow’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The agreement is renewable on an annual basis. For the years ended December 31, 2005, 2004 and 2003, sales to B. Braun Medical S.A. accounted for 7%, 9% and 10% of the Company’s total revenues, respectively. The Company entered into a separate agreement with B. Braun Medical, Inc., a national United States distributor, to distribute I-Flow’s elastomeric pumps to
B. Braun Medical, Inc.’s IV Infusion Therapy customers in the United States. The agreement expired on December 31, 2005, and the Company is currently negotiating the terms of the new agreement with B. Braun Medical, Inc. For the years ended December 31, 2005, 2004 and 2003, sales to B. Braun Medical, Inc. accounted for 6%, 5% and 7% of the Company’s total revenues, respectively.
The Company also sells several of its products into the international market and has agreements with distributors in a number of countries. Currently, the Company sells its products through distributors in Australia, the Benelux Countries, Brazil, Canada, England, Germany, Ireland, Israel, Italy, Korea, Mexico, New Zealand, Spain and Sweden. Aggregate revenues from countries outside of the United States represented approximately 13%, 16% and

20% of the Company’s total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The Company does not have any capital investments in any foreign operations except for its manufacturing plant in Mexico.
Total revenues attributable to each geographic area in which the Company has sales is as follows:

(Amounts in thousands)
Sales to unaffiliated customers:	2005	2004	2003

United States	$87,739	$59,838	$37,503

Europe	$10,497	$9,214	$7,588
Asia / Pacific Rim	1,328	1,365	969
Other	1,080	728	983

All Foreign Countries in the Aggregate	$12,905	$11,307	$9,540

Backlog
The Company did not have a significant backlog of unfilled orders as of December 31, 2005 or December 31, 2004.
Manufacturing and Operations
A majority of the Company’s products are manufactured and assembled by its Mexican subsidiary, Block Medical de Mexico, S.A. de C.V. (“Block Medical”). This plant has been in operation since 1994 and has historically manufactured, and is currently manufacturing, all of the Company’s disposable IV Infusion Therapy devices and elastomeric Regional Anesthesia products. The Company currently intends to maintain the plant in Mexico and to manufacture a substantial portion of its products there. The Company regularly reviews the use of outside vendors for production versus internal manufacturing, and considers factors such as the quality of the products received from outside vendors, the costs of the products, timely delivery and employee utilization.
Product Development
The Company has focused its product development efforts on products in post-operative pain relief and ambulatory infusion systems markets. In the years ended December 31, 2005, 2004 and 2003, the Company incurred expenses of approximately $2.5 million, $2.8 million and $2.4 million, respectively, for product development.
Patents and Trademarks
The Company has filed patent applications in the United States for substantially all of its products. The Company has also filed for intellectual property right protection in all foreign countries for products from which it expects significant revenue. As of December 31, 2005, the Company held approximately 130 patents, including approximately 40 United States patents and approximately 90 foreign patents. The Company’s patents generally expire between 2006 to 2023. Significant patents on the Company’s elastomeric balloon pump design and Soaker Catheter expire in 2011 and 2019, respectively. In the opinion of management, there are no limitations on the Company’s intellectual property that would have a material adverse effect on the Company.
All of the Company’s product names are licensed as either registered trademarks or have trademark applications pending.
There can be no assurance that pending patent or trademark applications will be approved or that any patents will provide competitive advantages for the Company’s products or will not be challenged or circumvented by competitors or others.
Government Regulation
The testing, manufacture and commercialization of the Company’s products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other matters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request a recall, repair, replacement or refund of the cost of any device manufactured or distributed in the United States if the device is deemed to be unsafe. The Company had no product recalls, field corrections or market withdrawals in 2005.
In the United States, devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I and II devices are subject to general controls, and in some cases, special controls including, but not limited to, performance standards, pre-market notification (“510(k)”) and post-market surveillance. Class III devices generally pose the highest potential risk to the patient and are typically subject to pre-market approval to ensure their safety and effectiveness. The Company’s products are all Class I or II.
Prior to commercialization in the United States, manufacturers must obtain FDA clearance through a pre-market notification or pre-market approval process, which can be lengthy, expensive and uncertain. The FDA has been requiring more rigorous demonstration of product performance as part of the 510(k) process, including submission of extensive clinical data. It generally takes from two to six months to obtain clearance, but may take longer. If the FDA determines that additional information is needed before a clearance determination can be made, the introduction of new products into the market could be delayed or prevented. A pre-market approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests, laboratory and animal studies. In addition, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, require new submissions to the FDA, and there can be no assurance that the FDA will grant approval.
The Company may not be able to obtain the necessary regulatory pre-market approvals or clearances for its products on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on the Company’s business, financial condition and results of operations.
Any devices the Company manufactures or distributes pursuant to FDA clearance or approvals are subject to continuing regulation by the FDA and certain state agencies, including adherence to FDA Quality System Regulations relating to the testing, control, documentation and other quality assurance requirements. The Company must also comply with Medical Device Reporting requirements that mandate reporting to the FDA of any incident in which a product may have caused or contributed to a death or serious injury, or in which a product malfunctioned and, if the malfunction were to recur, would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.
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
Products intended for export are subject to additional regulations, including compliance with ISO 13485. The Company first received ISO 13485 certification in July 2000, which indicates that I-Flow’s products meet specified uniform standards of quality and testing. In 2005, I-Flow achieved ISO 13485 certification under the 2003 revision of the standard. The Company has also been granted permission to use the CE mark on its products, which reflects approval of the Company’s products for export into the 28 member countries of the European Community. The certification and permission to use the CE mark on its products also apply to the Block Medical operations, including its Mexico facility.
Employees
As of February 28, 2006, the Company and its subsidiaries had a total of approximately 450 full-time employees in the United States and approximately 360 employees in Mexico. None of the Company’s employees in the United States or Mexico are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good. From time to time, the Company also uses temporary employees. These temporary employees are usually engaged to manufacture the Company’s products.
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
Item 1A. Risk Factors.
RISK FACTORS RELATING TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE
We have experienced net losses in prior periods and have an accumulated deficit. Future losses are possible.
As of December 31, 2005, our accumulated deficit was approximately $40.6 million. We had net income (losses) of ($8.4 million), ($17.1 million) and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. We may not achieve or maintain profitability in the future, and further losses may arise.
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
Our current strategy assumes that the ON-Q PainBuster will be used in a significant number of surgical cases, ultimately becoming the standard of care for many common procedures. We have invested, and continue to invest, a substantial portion of our resources to establish and maintain a direct sales force to sell and market ON-Q. During the year ended December 31, 2005, we invested approximately $48.8 million in the sales and marketing of ON-Q. A failure of ON-Q to achieve and maintain a significant market presence, or the failure to successfully implement our direct sales strategy, will have a material adverse effect on our financial condition and results of operations.

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
Our wholly owned subsidiary, InfuSystem, depends primarily on third-party reimbursement for the collection of its revenues. InfuSystem is paid directly by private insurers and governmental agencies, often on a fixed fee basis, for infusion services provided by InfuSystem to patients. InfuSystem’s oncology revenues comprised 28% of our consolidated revenues for the year ended December 31, 2005. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues of InfuSystem could have a material adverse effect on our financial condition and results of operations.
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
Our activities are regulated by the Food, Drug and Cosmetic Act. Under the Act, we are required, among other matters, to register our facilities and to list our devices with the FDA, to file notice of our intent to market certain new products under Section 510(k) of the Food, Drug and Cosmetic Act, to track the location of certain of our products, and to report any incidents of death or serious injury relating to our products. If we fail to comply with any of these regulations, or if the FDA subsequently disagrees with the manner in which we sought to comply with these regulations, we could be subjected to substantial civil and criminal penalties and a recall, seizure, or injunction with respect to the manufacture or sale of our products.
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
Products intended for export are subject to additional regulations, including compliance with ISO 13485. We first received ISO 13485 certification in July 2000, which indicates that our products meet specified uniform standards of quality and testing. In 2005, we achieved ISO 13485 certification under the 2003 revision of the standard. We have also been granted permission to use the CE mark on our products, which reflects approval of our products for export into the 28 member countries of the European Community. The certification and permission to use the CE mark on our products also apply to the Block Medical operations, including its Mexico facility. Failure to comply with these additional regulations could result in our inability to export products to the European Community.
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
During the year ended December 31, 2005, our operating activities used cash of $5.9 million and our investing activities provided cash of $11.7 million. As of December 31, 2005, we had cash and equivalents of $13.9 million, short-term investments of $13.3 million and net accounts receivable of $22.3 million. We believe our current funds, together with possible additional borrowings on our existing lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to reduce our operations or seek additional financing.
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
As of December 31, 2005, $2.6 million of our assets consisted of goodwill, an intangible asset acquired through the acquisition of InfuSystem. The determination of the value of intangible assets requires management to make estimates and assumptions that affect our financial statements. For example, we review the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. We compare the fair value of our reporting units to book value, as well as consider other factors, to determine whether or not any potential impairment of goodwill exists. In fiscal year 2002, as a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, we wrote-off $3.5 million of goodwill related to past acquisitions other than InfuSystem.

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
Our success in the Oncology Infusion Services market is impacted by the availability of the chemotherapy drugs that are used in our infusion pump systems.
InfuSystem, our subsidiary that operates within the Oncology Infusion Services market, derives its revenue from the rental of ambulatory infusion pump systems to oncology offices and chemotherapy clinics. A shortage in the availability of chemotherapy drugs that are used in the infusion pump systems, including a commonly-used chemotherapy drug known as 5-flourouracil (“5-FU”), could have a material adverse effect on our financial condition and results of operations. For instance, we believe a shortage of 5-FU in the fourth quarter of 2005 resulted in an unfavorable revenue impact of approximately $1.9 million. Because the availability of 5-FU is expected to be below normal for the near term, we anticipate the negative impact on revenue to continue at least into the first quarter of 2006. If the availability of 5-FU does not return to normal, or if there are shortages in other commonly-used chemotherapy drugs, our revenue could continue to be negatively impacted in the future.
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
We rely substantially on proprietary technology and capabilities. We have filed patent applications in the United States for substantially all of our products. We have also filed for intellectual property rights protection in all foreign countries for products from which we expect significant revenue. As of December 31, 2005, we held 130 patents, including approximately 40 United States patents and approximately 90 foreign patents. Our patents generally expire between 2006 and 2023. Significant patents on our elastomeric balloon pump and Soaker Catheter expire in 2011 and 2019, respectively. Without sufficient intellectual property protection, our competitors may be able to sell products identical to ours and cause a downward pressure on the selling price of our products.
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
For the year ended December 31, 2005, sales to customers in foreign countries comprised approximately 13% of our revenues. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.
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
For the year ended December 31, 2005, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 7% and 6% of the Company’s total revenues, respectively. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical Inc. could cause a material decline in our overall sales and a material adverse effect on our business.

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
Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and our stock price.
Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. Section 404 also requires our independent auditor to attest to, and to report on, management’s assessment of our internal controls over financial reporting. Our management evaluated our internal controls over financial reporting as of December 31, 2005 in order to comply with Section 404 and concluded that our internal controls over financial reporting were effective. However, in the year ended December 31, 2004, we identified a material weakness and our independent registered public accounting firm expressed an adverse opinion on the effectiveness of our internal controls over financial reporting. We have since resolved the material weakness, but if we fail to implement and maintain adequate internal controls in the future, as such standards are modified, supplemented or amended from time to time, we cannot assure you that we or our independent accounting firm will be able to conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404. If we fail to achieve and maintain a system of effective internal controls, it could have a material adverse effect on our business and our stock price.
RISK FACTORS RELATED SPECIFICALLY TO OUR COMMON STOCK
The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.
Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the month of February 2006 was approximately 295,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.
The market price of our common stock has been and is likely to continue to be highly volatile. Market prices for securities of biotechnology and medical device companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that appear unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our securities:
•	announcements of technological innovations, new products, or clinical studies by us or others;

•	government regulation;

•	changes in the coverage or reimbursement rates of private insurers and governmental agencies;

•	developments in patent or other proprietary rights;

•	future sales of substantial amounts of our common stock by existing stockholders or by us; and

•	comments by securities analysts and general market conditions.

The realization of any of the risks described in these “Risk Factors” could also have a negative effect on the market price of our common stock.
Future sales of our common stock by existing stockholders could negatively affect the market price of our stock and make it more difficult for us to sell stock in the future.
Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding options and warrants may be resold pursuant to currently effective registration statements. As of December 31, 2005, there were:
•	22,628,657 shares of common stock that are freely tradable in the public markets;

•	215,109 shares of common stock underlying outstanding warrants which have been registered for resale under a Registration Statement on Form S-3 (Registration No. 333-109096); and

•	an aggregate of 4,153,912 shares of common stock that may be issued on the exercise of stock options outstanding under our equity incentive plans.
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
We have in place several anti-takeover devices, including a stockholder rights plan, that may have the effect of delaying or preventing a sale, or changes in the management, of the I-Flow. For example, one anti-takeover device provides for a board of directors that is separated into three classes, with their terms in office staggered over three year periods. This has the effect of delaying a change in control of the board of directors without the cooperation of the incumbent board. In addition, our bylaws do not allow stockholders to call a special meeting of stockholders or act by written consent, and also require stockholders to give written notice of any proposal or director nomination to us within a specified period of time prior to any stockholder meeting.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Company’s headquarters are located in Lake Forest, California, where the Company leases a 51,000 square foot building. The Company entered a lease for the building in 1997 and it has a term of 10 years. The Company has the option to extend the lease for an additional five years, which the Company currently intends to exercise. The Company also leases a total of 50,000 square feet in two buildings in Tijuana, Mexico for the manufacture and assembly of its disposable IV Infusion Therapy devices and elastomeric Regional Anesthesia products. The plant lease expires in 2008, and the Company has two renewal options of four years each. Two additional leases were entered into in 2005 to provide additional warehouse space leased in the plant. The terms of the two additional leases are 15 months and 42 months with two renewal options each of three and four years, respectively. The plant currently operates at approximately 50% of maximum capacity. Additionally, the Company’s Infusystem subsidiary entered into leases in July 2002 for 14,000 square feet of general office space and 4,000 square feet of warehouse space in Madison Heights, Michigan. Both leases have a term of five years. The Company believes that its facilities are adequate to meet its current needs.
Item 3. Legal Proceedings.
As of March 3, 2006, the Company was involved in legal proceedings in the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management any resulting future liability will not have a material adverse effect on the Company and its subsidiaries, taken as a whole.
Item 4. Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of security holders during the three months ended December 31, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth information concerning the executive officers of the Company as March 3, 2006. There are no family relationships between any of the executive officers or directors of the Company. The executive officers are chosen annually at the first meeting of the board of directors following the annual meeting of stockholders and, subject to the terms of any employment agreement, serve at the will and pleasure of the board of directors.

Name	Age	Position

Donald M. Earhart	61	President, Chief Executive Officer and Chairman of the Board

James J. Dal Porto	52	Executive Vice President, Chief Operating Officer, Director and Secretary

James R. Talevich	55	Chief Financial Officer and Treasurer
Donald M. Earhart has been Chairman of the board of directors since March 1991 and Chief Executive Officer since July 1990. Mr. Earhart joined the Company as President and Chief Operating Officer in June 1990. Mr. Earhart, who holds a Bachelor of Engineering degree from Ohio State University and a Masters Degree in Business Administration from Roosevelt University, has over 30 years experience in the medical products industry. Prior to joining the Company, from 1986 to 1990, Mr. Earhart was a corporate officer and the President of the Optical Division of Allergan, Inc. Prior to his employment at Allergan, he was a corporate officer and Division President of Bausch and Lomb and was an operations manager of Abbott Laboratories. He has also served as an engineering consultant at Peat, Marwick, Mitchell & Co. and as an engineer with Eastman Kodak Company.
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
Mr. Dal Porto holds a B.S. in Economics from the University of California, Los Angeles and a M.B.A. from California State University, Northridge.
James R. Talevich joined the Company as Chief Financial Officer in August 2000. Prior to joining the Company, he was Chief Financial Officer of Gish Biomedical, Inc., a publicly held medical device company, from 1999 to 2000, and Chief Financial Officer of Tectrix Fitness Equipment, Inc., a privately held manufacturing company, from 1995 to 1999. Prior to 1995, he held financial management positions with Mallinckrodt Medical, Inc., Sorin Biomedical, Inc., a medical products subsidiary of Fiat S.p.A., Pfizer, Inc., Sensormedics Corporation, a privately held medical device company, Baxter Travenol Laboratories, Inc. and KPMG Peat Marwick. Mr. Talevich holds a B.A. in Physics from California State University, Fullerton, a M.B.A. from the University of California at Los Angeles, and is a Certified Public Accountant.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Information
The Company’s common stock trades on The Nasdaq National Market under the symbol “IFLO.” Set forth below are the high and low sales prices for the Company’s common stock for each full quarter period within the two most recent fiscal years.

	High	Low

2004
1st Quarter	$18.17	$11.25
2nd Quarter	$17.54	$8.99
3rd Quarter	$16.00	$8.94
4th Quarter	$21.15	$12.95

2005
1st Quarter	$19.21	$15.45
2nd Quarter	$18.05	$13.17
3rd Quarter	$17.75	$12.45
4th Quarter	$14.69	$11.57

American Stock Transfer & Trust Company is the transfer agent for the Company’s common stock. As of February 28, 2006, the Company had 286 stockholders of record.
The Company has not paid, and does not currently expect to pay in the foreseeable future, cash dividends on its common stock.
The table set forth below provides information with respect to purchases made by or on behalf of the Company during the year ended December 31, 2005.

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar
	Total		as Part of	Value) of Shares that
	Number of	Average	Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs *	Programs *

January 1 through September 31	—	—	—	—
October 1 through October 31	108,277	$12.00	108,277	891,723
November 1 through November 30	177,499	$11.98	177,499	714,224
December 1 through December 31	—	—	—	—

Total	285,776	$11.99	285,776

*	On July 27, 2004, the Company’s board of directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. As a result of an extension authorized by the board of directors on May 26, 2005, the stock repurchase program will expire on July 27, 2006, unless the program is terminated earlier or extended to a later date by the board of directors. No shares were repurchased as part of the stock repurchase program in 2004.

Information About Our Equity Compensation Plans
The following table provides information as of December 31, 2005 with respect to shares of the Company’s common stock that may be issued under its equity compensation plans.

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (excluding
	Outstanding Options,	Options, Warrants	Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (A)

Equity compensation plans approved by security holders	4,134,412 (1)	$8.90	3,862,064 (2)
Equity compensation plans not approved by security holders	19,500 (3)	$6.05	— (4)

(1)	Includes outstanding options to purchase shares of the Company’s common stock under: (a) the 1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan; (b) the 1992 Non-Employee Director Stock Option Plan; (c) the 1996 Stock Incentive Plan; and (d) the I-Flow Corporation 2001 Equity Incentive Plan.

(2)	All shares of common stock that remain available for future issuance are under the I-Flow Corporation 2001 Equity Incentive Plan.

(3)	Includes options to purchase 14,500 shares of the Company’s common stock under the I-Flow Corporation Stock Option Agreement with Orlando Rodrigues and options to purchase 5,000 shares of the Company’s common stock issued to Dr. Thomas Winters, M.D. to acquire the non-exclusive rights to utilize intellectual property owned by Dr. Winters, including registered United States patents. Dr. Winters was not, at the time, an employee, director or consultant to the Company.

(4)	No shares available for future issuance. The Company’s 2001 Restricted Stock Plan and 2003 Restricted Stock Plan have both been terminated.
Material Features of Non-Stockholder Approved Plans
I-Flow Corporation Stock Option Agreement with Orlando Rodrigues
In February 2002, the Company’s board of directors entered into a stock option agreement with Orlando Rodrigues to induce Mr. Rodrigues to become its employee. Pursuant to the stock option agreement, the Company granted Mr. Rodrigues options to purchase up to 40,000 shares of the Company’s common stock at an exercise price of $2.89 per share. Twenty percent of the options vested on the first anniversary of the date of grant. The remaining options vest ratably on a daily basis until all of the options are vested. The options expire on the fifth anniversary of the date of grant.
Winters’ Options
On July 28, 2005, the Company entered into an agreement with Dr. Thomas Winters, M.D. to acquire the non-exclusive rights to utilize intellectual property owned by Dr. Winters, including registered United States patents. Pursuant to the agreement, the Company made a cash payment of $900,000 to Dr. Winters and issued him options to purchase up to 5,000 shares of common stock of the Company. The options vest on the one year anniversary of the agreement and have an exercise price equal to the closing price of the Company’s common stock on July 28, 2005, $15.20 per share. All of the options, whether or not vested, will expire on the eight year anniversary of the agreement.

Item 6. Selected Financial Data.
The following selected consolidated financial data have been derived from the Company’s audited consolidated financial statements. The information set forth below is not necessarily indicative of the expectations of results for future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(Amounts in thousands, except per share amounts)	2005	2004	2003	2002	2001

Consolidated Statements of Operations Data:(1) (2) (3)
Revenues:
Net product sales	$72,119	$51,796	$34,021	$24,370	$20,168
Rental income and other	28,525	19,349	13,022	10,293	10,363

Total revenues	100,644	71,145	47,043	34,663	30,531
Cost of revenues:
Product cost of revenues	19,662	15,703	13,192	8,979	8,734
Rental cost of revenues	8,022	5,626	4,018	3,007	3,182

Total cost of revenues	27,684	21,329	17,210	11,986	11,916

Gross Profit	72,960	49,816	29,833	22,677	18,615

Operating expenses:
Selling and marketing	54,213	44,394	20,412	11,760	4,845
General and administrative	24,868	16,391	10,341	8,099	8,841
Product development	2,549	2,779	2,361	2,104	2,238

Total operating expenses	81,630	63,564	33,114	21,963	15,924

Operating income (loss)	(8,670)	(13,748)	(3,281)	714	2,691
Interest expense (income), net	(792)	(525)	46	(6)	44

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(7,878)	(13,223)	(3,327)	720	2,647
Income tax provision (benefit)	527	3,887	(1,173)	305	1,067

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(8,405)	(17,110)	(2,154)	415	1,580

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	—	328	24	(313)
Gain on sale of discontinued operations, net of tax	—	—	2,283	—	—

Income (loss) before cumulative effect of a change in accounting principle	(8,405)	(17,110)	457	439	1,267
Cumulative effect of a change in accounting principle for goodwill	—	—	—	(3,474)	—

Net income (loss)	$(8,405)	$(17,110)	$457	$(3,035)	$1,267

Per share of common stock, basic:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(0.38)	$(0.83)	$(0.13)	$0.03	$0.10
Income (loss) from discontinued operations, net of tax	—	—	0.02	—	(0.02)
Gain on sale of discontinued operations, net of tax	—	—	0.14	—	—

Income (loss) before cumulative effect of a change in accounting principle	(0.38)	(0.83)	0.03	0.03	0.08
Cumulative effect of a change in accounting principle	—	—	—	(0.23)	—

Net income (loss)	$(0.38)	$(0.83)	$0.03	$(0.20)	$0.08

Per share of common stock, diluted:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(0.38)	$(0.83)	$(0.13)	$0.03	$0.10
Income (loss) from discontinued operations, net of tax	—	—	0.02	—	(0.02)
Gain on sale of discontinued operations, net of tax	—	—	0.14	—	—

Income (loss) before cumulative effect of a change in accounting principle	(0.38)	(0.83)	0.03	0.03	0.08
Cumulative effect of a change in accounting principle	—	—	—	(0.22)	—

Net income (loss)	$(0.38)	$(0.83)	$0.03	$(0.19)	$0.08

	Years Ended December 31,
(Amounts in thousands, except per share amounts)	2005	2004	2003	2002	2001
Weighted-average common shares outstanding:
Basic	22,397	20,628	16,384	15,368	15,231
Diluted	22,397	20,628	16,384	15,879	15,749

Consolidated Balance Sheet Data: (1) (2)
Working capital	$49,733	$57,948	$31,467	$16,657	$15,822
Total assets	82,953	84,430	51,896	33,061	35,704
Long-term obligations	—	—	—	1	83
Total stockholders’ equity	$70,049	$73,219	$44,773	$27,470	$29,769

(1)	Effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets. The Company recognized a transitional goodwill impairment loss of $3.5 million as a cumulative effect of a change in accounting principle during the six months ended June 30, 2002. The amounts previously reported for the first quarter of 2002 have been revised to include the $3.5 million cumulative effect of this change in accounting principle. The effect of the change on the first quarter 2002 results was to reduce net income by $3.5 million, or $0.22 per diluted share, for the cumulative effect of this accounting change.

(2)	In November 2003, the Company sold Spinal Specialties, Inc., a wholly owned subsidiary. The operations of Spinal Specialties have been excluded from continuing operations for all periods presented. See Note 4 of Notes to Consolidated Financial Statements.

(3)	The Company recorded a full valuation allowance against its deferred tax assets in the fourth quarter of 2004.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(Amounts in thousands, except per share amounts)

2005	Mar. 31	June 30	Sept. 30	Dec. 31 (1)

Total revenues	$22,741	$24,183	$26,795	$26,925
Gross profit	16,639	17,824	19,239	19,258
Loss before income taxes	(1,931)	(584)	(393)	(4,970)
Net loss	(2,009)	(645)	(488)	(5,263)
Per share of common stock — basic and diluted:
Loss from continuing operations	(0.09)	(0.03)	(0.02)	(0.23)
Net loss	(0.09)	(0.03)	(0.02)	(0.23)
Weighted-average common shares — basic and diluted	22,236	22,389	22,518	22,465

2004	Mar. 31	June 30	Sept. 30	Dec. 31 (2)

Total revenues	$14,169	$17,167	$18,688	$21,121
Gross profit	9,487	11,946	13,311	15,072
Loss before income taxes	(2,356)	(2,434)	(2,814)	(5,619)
Net loss	(1,500)	(1,504)	(1,770)	(12,336)
Per share of common stock — basic and diluted:
Loss from continuing operations	(0.08)	(0.07)	(0.08)	(0.56)
Net loss	(0.08)	(0.07)	(0.08)	(0.56)
Weighted-average common shares — basic and diluted	18,282	20,933	21,501	21,950

(1)	The Company recognized approximately $5.3 million of stock-based compensation expense in connection with the upward repricing and acceleration of vesting of certain out-of-the-money stock options on November 9, 2005.

(2)	The Company recorded a full valuation allowance against its deferred tax assets in the fourth quarter of 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s current opinions about trends and factors that may impact future operating results. Statements that use words such as “may,” “will,” “should,” “believes,” “anticipates” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those currently expected, and readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include, among others: implementation of the Company’s direct sales strategy; dependence on the Company’s suppliers and distributors; the Company’s continuing compliance with applicable laws and regulations, such as the Food, Drug and Cosmetic Act, and the FDA’s concurrence with management’s subjective judgment on compliance issues; the reimbursement system currently in place and future changes to that system; product availability and acceptance; competition in the industry; technological changes; intellectual property challenges and claims; economic and political conditions in foreign countries; currency exchange rates; inadequacy of booked reserves; and reliance on the success of the home health care industry. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.
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
The Company does not recognize revenue until the following criteria are met: persuasive evidence of an arrangement exists; shipment and passage of title has occurred; the price to our customer is fixed or determinable; and collectibility is reasonably assured.
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
Deferred Taxes
The Company recognizes deferred tax assets and liabilities based upon the future tax consequences attributable to the difference between the financial statement carrying amounts and their respective tax bases, and for operating loss and tax credit carryforwards. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If the Company operates at a profit in the future and generates sufficient future taxable income, it could be required to reverse the current valuation allowance against the deferred tax assets, which would result in a substantial decrease in the provision for income taxes in the period of reversal. Likewise, if the Company is unable to operate at a profit and unable to generate sufficient future taxable income, it could be required to continue to maintain a full valuation allowance against all of its deferred tax assets indefinitely.
Goodwill and Other Intangible Assets
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
The Company’s recent strategic focus for future growth is on the rapidly growing Regional Anesthesia and Oncology Infusion Services markets with particular emphasis on the Company’s pain relief products marketed under its ON-Q brand. The Company intends to continue its sales and marketing efforts to further penetrate the United States post-surgical pain relief market for its ON-Q products.
Divestiture of Spinal Specialties
The Company sold Spinal Specialties, Inc., a wholly owned subsidiary, on November 1, 2003 to Integra LifeSciences Holdings Corporation for approximately $6.0 million in cash and net proceeds of approximately $5.0 million. Assets and liabilities included in the sale consisted primarily of approximately $0.7 million of accounts receivable, $1.2 million of inventory, $0.4 million of fixed assets, and $0.3 million of accounts payable and accrued liabilities. The Company recorded a pretax gain on the sale of $3.0 million and a tax provision on the gain of $0.7 million, resulting in an after-tax gain of $2.3 million. The reported gain has been reduced by a charge of $0.3 million related to the acceleration of vesting of certain stock options upon the closing of the sale. This amount has been accounted for as an increase in stockholders’ equity.
The net income of Spinal Specialties prior to divestiture is presented in the Company’s Consolidated Statements of Operations and Comprehensive Operations as income from discontinued operations, net of tax. For the year ended December 31, 2003, reported in income from discontinued operations, net of tax, are net product sales from Spinal Specialties of $3.8 million and income before taxes from Spinal Specialties of $0.5 million. Also reported in income from discontinued operations, net of tax, for the year ended December 31, 2003 is income tax expense of $0.2 million.
Consolidated Results of Operations for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
Revenue
Net revenues increased 41%, or $29.5 million, to $100.6 million for the year ended December 31, 2005 from $71.1 million for the year ended December 31, 2004. Net revenues for the year ended December 31, 2005 increased despite the unfavorable impact by Hurricanes Katrina and Rita in the Gulf Coast region. The Company estimates that the impact of these events was approximately $1.4 million in lost revenues for the year ended December 31, 2005. The Company expects the negative impact on revenue from the hurricanes to continue in 2006.
Net product revenues increased 39%, or $20.3 million, to $72.1 million for the year ended December 31, 2005 from $51.8 million for the year ended December 31, 2004. Rental income, comprised of the revenues of the Company’s InfuSystem subsidiary, increased 47%, or $9.2 million, to $28.5 million for the year ended December 31, 2005 from $19.3 million for the year ended December 31, 2004.
The Company’s product revenues from the Manufacturing and Marketing operating segment were generated in two primary markets: Regional Anesthesia and IV Infusion Therapy. Regional Anesthesia product revenues increased 54%, or $17.5 million, to $49.9 million for the year ended December 31, 2005 from $32.4 million for the year ended December 31, 2004. This increase was primarily due to increased clinical usage of the ON-Q PainBuster Post-Operative Pain Relief System by surgeons in the United States. Regional Anesthesia products include the ON-Q PainBuster Post Operative Pain Relief System, the Soaker Catheter, the new SilverSoaker Catheter and the C-bloc Continuous Nerve Block System.

Sales of IV Infusion Therapy products, which include the Company’s intravenous elastomeric pumps, mechanical infusion devices and disposables, increased 15%, or $2.9 million, to $22.3 million for the year ended December 31, 2005 from $19.4 million for the year ended December 31, 2004. The increase primarily resulted from increased sales of IV Infusion Therapy products to U.S. and international distributors, including B. Braun Medical Inc. in the United States and B. Braun Medical S.A (France) internationally. The Company has a distribution agreement with B. Braun Medical S.A, a manufacturer and distributor of pharmaceuticals and infusion products, to distribute the Company’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa.
Revenues from the Rentals operating segment provided by the Company’s InfuSystem subsidiary within the Oncology Infusion Services market increased 47%, or $9.2 million, to $28.5 million for the year ended December 31, 2005 from $19.3 million for the year ended December 31, 2004. This increase is substantially due to an increased usage of new drugs and clinical protocols that require the use of ambulatory electronic pumps instead of oral application or rapid injection of chemotherapy drugs. Net revenues for the year ended December 31, 2005 increased despite the unfavorable impact by shortages of 5-flourouracil (“5-FU”), a commonly-used chemotherapy drug, during the fourth quarter of 2005. The Company estimates that the impact from the drug shortage was approximately $1.9 million and expects the negative impact on revenue to continue at least into the first quarter of 2006.
Cost of Revenues
Cost of revenues increased 30%, or $6.4 million, to $27.7 million for the year ended December 31, 2005 from $21.3 million for the year ended December 31, 2004. These increases were primarily due to higher sales volume. As a percentage of net product sales, product cost of revenues decreased by three percentage points for the year ended December 31, 2005 compared to the prior year. This decrease was due to a more rapid growth in the Regional Anesthesia market resulting in favorable changes in sales mix toward high-margin Regional Anesthesia products, such as the ON-Q PainBuster, during the year ended December 31, 2005.
Rentals cost of revenues decreased as a percentage of Rentals revenues by one percentage point for the year ended December 31, 2005 compared to the prior year. The decrease was due to better pump utilization and to a decrease in the shipment of disposable supplies in proportion to revenues that resulted in decreased cost of sales in proportion to revenues. Less supplies were shipped because there was a shortage of 5-FU during the fourth quarter of 2005. The decrease for the year ended December 31, 2005 was partially offset by $497,000 cost of sales recorded in the third and fourth quarters related to a dispute with the State of Michigan Department of Treasury concerning InfuSystem’s potential liability for use taxes on purchases of infusion pumps. In August 2005, the State of Michigan Department of Treasury issued a decision and order of determination which provided that InfuSystem is liable for use taxes on its purchases of infusion pumps. As a result, the Company recorded a net increase to gross fixed assets of $1,070,000, a tax liability of $1,173,000, and total expense of $641,000, consisting of $497,000 cost of sales and $144,000 accrued interest expense, during the year ended December 31, 2005. InfuSystem is currently appealing the decision. The Company believes that portable infusion pumps, which allow cancer patients to be ambulatory and to lead a reasonably normal life, qualify for an exemption from tax under Michigan law.
Selling and Marketing Expenses
Selling and marketing expenses increased 22%, or $9.8 million, to $54.2 million for the year ended December 31, 2005 from $44.4 million for the year ended December 31, 2004. For the year ended December 31, 2005, the increase was primarily attributable to increases in compensation and related expenses ($7.8 million), advertising and promotions ($1.1 million) and non-cash compensation related to the amortization of deferred compensation ($0.5 million). As a percentage of net revenues, selling and marketing expenses decreased by approximately nine percentage points for the year ended December 31, 2005 versus the prior year primarily because net revenues increased at a rate that outpaced the increase in selling and marketing expenses described below. As of December 31, 2005, the Company employed approximately 250 people in its sales organization in support its ON-Q sales effort, an increase of approximately 9% compared to December 31, 2004.
Increases in selling and marketing expenses for the year ended December 31, 2005 were primarily due to costs related to the operation of an expanded direct sales force in the United States and to support brand development and sales and marketing of the ON-Q PainBuster. In a transaction effective January 1, 2002, I-Flow re-acquired from Ethicon Endo-Surgery, Inc. the contractual rights to distribute ON-Q products on a direct basis. Since that time, ON-Q revenues have increased rapidly, and the Company’s primary strategy has been to rapidly increase market awareness of the clinical and economic advantages of ON-Q technology through a combination of clinical studies, sales force expansion and marketing programs.
General and Administrative Expenses
General and administrative expenses increased 52%, or $8.5 million, to $24.9 million for the year ended December 31, 2005 from $16.4 million for the year ended December 31, 2004. For the year ended December 31, 2005, the increase was primarily attributable to increases in non-cash compensation expense related to the amortization of deferred compensation ($5.5 million) and compensation and related expenses ($1.9 million), As a percentage of net revenues, general and administrative expenses increased by approximately two percentage points when compared to the same period in the prior year. Increases in non-cash compensation expense related to the amortization of deferred compensation expenses for the year ended December 31, 2005 were primarily due to the recognition of stock-based compensation expense in connection with the upward repricing and acceleration of the out-of-the-money stock options on November 9, 2005. The primary purposes of upward repricing and acceleration of the out-of-the-money stock options were to comply with new deferred compensation tax laws, to promote employee motivation, retention and the perception of option value and to avoid recognizing future compensation expense associated with “out-of-the-money” stock options upon adoption of SFAS No. 123-revised 2004, Share-Based Payment (“SFAS 123R”). Increases in compensation and related expenses for the year ended December 31, 2005 were primarily due to increased staffing to support the growth of the Company.
Product Development Expenses
Product development expenses include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses decreased 8%, or $0.2 million, to $2.6 million for the year ended December 31, 2005 from $2.8 million for the year ended December 31, 2004. The decreases were primarily due to a decrease in compensation and related expenses that resulted from a decrease in the number of headcount. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market.
Interest Income, Net
Interest income, net of interest expense increased 51%, or $0.3 million, to $0.8 million for the year ended December 31, 2005 from $0.5 million for the year ended December 31, 2004. The increase was primarily due to the increase in investment income from the purchases of short-term investments, which occurred in September 2004, offset in part by the accrual of approximately $144,000 of interest expense by InfuSystem in connection with a dispute with the State of Michigan Department of Treasury related to use taxes on purchases of infusion pumps.
Income Taxes
During the year ended December 31, 2005, the Company recorded an income tax provision of $0.5 million compared to an income tax provision of $3.9 million for the year ended December 31, 2004. The decrease in the 2005 provision is primarily the result of the income tax provision for 2004 which included approximately $8.8 million of incremental expense from an increase in the valuation allowance for deferred tax assets. The 2004 increase in the valuation allowance effectively reduced the net book value of the Company’s deferred tax assets to zero. The write-down in 2004 was consistent with the guidance in SFAS 109, which addresses the valuation of deferred tax assets. Under SFAS 109, management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. Management believes that based on the criteria specified by SFAS 109, it is more likely than not that the Company will not realize the benefits of the existing net deferred tax asset at December 31, 2005.

The Company’s effective tax rate for the year ended December 31, 2005 was a tax expense rate of 6.7% compared to tax expense rate of 29.4% in 2004. The change in the effective tax rate is primarily the result of the 2004 write-down of deferred tax assets.
Consolidated Results of Operations for the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
Revenue
Net revenues during the year ended December 31, 2004 were $71.1 million compared to $47.0 million for the prior year, an increase of 51%. Net product revenues increased 52% in 2004 to $51.8 compared to $34.0 million in 2003. Rental income, comprised of the revenues of the Company’s InfuSystem subsidiary, increased by 49% to $19.3 million for the year ended December 31, 2004 from $13.0 million for the prior year.
The Company’s product revenues during 2004 and 2003 were generated in two primary market segments: Regional Anesthesia and IV Infusion Therapy. Regional Anesthesia product revenues for 2004, which included revenue from the ON-Q PainBuster and the Soaker Catheter, increased by 101% to $32.4 million in 2004 compared to $16.1 million for fiscal 2003. The increase was primarily due to increased clinical usage of the ON-Q PainBuster by surgeons in the United States. Average selling prices remained fairly constant throughout both years. Significant factors in the revenue increase and trend toward the use of regional anesthesia for post-operative pain include the progressive increase during 2004 in the size of the Company’s direct sales force and the publication of favorable results from clinical studies.
IV Infusion Therapy product sales, which included the Company’s intravenous elastomeric pumps, mechanical infusion devices and electronic infusion pumps and disposables, increased 8% in 2004 to $19.4 million from $17.9 million in 2003. The year-to-year increase primarily resulted from increased sales of IV Infusion Therapy products to international distributors including B. Braun Medical S.A. The Company has a distribution agreement with B. Braun Medical S.A. (France), a manufacturer and distributor of pharmaceuticals and infusion products, to distribute I-Flow’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. Pursuant to a separate distribution agreement, B. Braun Medical, Inc. distributes I-Flow’s elastomeric pumps to B. Braun Medical Inc.’s IV Infusion Therapy customers in the United States.
Rental revenues provided by the Company’s InfuSystem subsidiary within the Oncology Infusion Services market increased 49% to $19.3 million in 2004 compared to $13.0 million in 2003. The revenue increase is substantially due to an increased usage of new drugs and clinical protocols requiring the use of ambulatory electronic pumps as opposed to oral application of chemotherapy drugs. InfuSystem revenues fluctuate based on a number of factors, including the number of client facilities utilizing the InfuSystem pump management system, the number of contracts with managed care organizations, the number of potential patients covered by those contracts, reimbursement levels, and periodic fluctuations in the prevalence of continuous infusional administration of chemotherapy as opposed to oral administration of drug therapies.
Cost of Revenue
Cost of revenues increased by 24% to $21.3 million for the year ended December 31, 2004 compared to $17.2 million for the year ended December 31, 2003. Cost of revenues in 2003 included a write-down of $0.6 million for tooling and inventory related to the Company’s declining electronic IV pump business. The write-down consisted of $0.4 million for excess and obsolete inventory and $0.2 million for tooling. The Company phased out its electronic pump products in the IV Infusion Therapy Market during 2004. As a percentage of net product sales, product cost of revenue decreased by approximately eight percentage points in 2004 to 30%, primarily due to the favorable change in sales mix toward high-margin regional anesthesia products such as the ON-Q PainBuster. Rental cost of revenues increased by $1.6 million, or 40%, to $5.6 million primarily due to increases in operating supplies and material costs ($0.7 million), and increased depreciation expense ($0.7 million) due to the increasing size of the Company’s rental fleet of chemotherapy pumps. As a percentage of rental revenues, however, rental cost of revenue decreased by approximately two percentage points due to improved operational efficiency.

Selling and Marketing Expenses
Selling and marketing expenses for the year ended December 31, 2004 increased by $24.0 million, or 117%, compared to the prior year. This increase was primarily attributable to increases in direct sales force salaries ($7.2 million), commissions ($5.9 million), travel ($1.5 million), entertainment ($1.0 million), non-cash stock-based compensation expense related to sales personnel ($1.3 million), marketing expenses ($2.3 million) and other costs related to the hiring and operation of an expanded direct sales force in the United States during fiscal 2004 to support sales and marketing of the ON-Q PainBuster. As a percentage of total revenues, selling and marketing expenses increased by 19 percentage points, to 62%. As of December 31, 2004, the Company employed approximately 230 people in its sales organization in support of its ON-Q sales effort, an increase of approximately 132% compared to December 31, 2003.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2004 increased $6.1 million or 59% from the prior year. The increase is primarily attributable to increases in employee compensation ($2.3 million), provision for bad debts ($1.3 million), consulting expenses related to the documentation of internal controls to implement Section 404 of the Sarbanes-Oxley Act of 2002 ($1.2 million), legal expenses ($0.5 million), and other costs associated with the growth of the business. The increase in compensation resulted from increased staffing and year-end bonuses. The increase in the provision for bad debts includes $0.7 million incremental provision for the estimated amount of uncollectible 2004 billings by the Company’s rental business, partly attributable to the rapid growth of rental revenues. As a percentage of total revenues, general and administrative expenses increased for fiscal 2004 by one percentage point to 23%.
Product Development Expenses
Product development expenses include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses for the year ended December 31, 2004 increased $0.4 million, or 18%, as compared to fiscal 2003, primarily due to increased compensation cost. Product development expense as a percentage of net product sales decreased by approximately two percentage points to 5% during 2004 compared to 2003.
Income Taxes
During the year ended December 31, 2004, the Company recorded an income tax provision of $3.9 million, compared to an income tax benefit of $1.2 million for the year ended December 31, 2003. The income tax provision for 2004 includes approximately $8.8 million of incremental expense resulting from an increase in the valuation allowance for deferred tax assets. The increase in the valuation allowance effectively reduced the net book value of the Company’s deferred tax assets to zero. The balance sheet effect of the write-down was a decrease in net deferred tax assets of approximately $15.9 million and a corresponding decrease in net stockholders’ equity. The portion of the write-down not charged to the 2004 provision for income taxes consisted primarily of the tax benefit for stock options of $7.0 million which was a direct adjustment to net stockholders’ equity. The write-down was consistent with the guidance in SFAS 109, which addresses the valuation of deferred tax assets.
The Company’s effective tax rate for the year ended December 31, 2004 was a tax expense rate of 29.4% compared to tax benefit rate of 35.3% in 2003. The change in the effective tax rate is primarily the result of the increase in the provision for income taxes in 2004 resulting from the increase in the valuation allowance for deferred tax assets.
Liquidity and Capital Resources
During the year ended December 31, 2005, cash used in operating activities was $5.9 million compared to $8.8 million for the same period in the prior year. The decrease in cash used by operating activities reflects the Company’s improved operating performance and the timing of receipts and disbursements. The change was primarily due to a decrease in net loss compared to the prior year and adjustments that reconcile to net loss, including decreases in deferred income taxes and increases in non-cash depreciation and amortization and stock-

based compensation expenses. This decrease was partially offset by increases in accounts receivable and inventories largely resulting from the overall increase in revenues.
During the year ended December 31, 2005, cash provided by investing activities was $11.7 million compared to cash used in investing activities of $41.2 million for the same period in the prior year. The change was primarily due to net proceeds from the maturities and sale of investments in 2005 with no comparable activity in the prior year. The increase was partially offset by purchases of electronic infusion pumps for the Company’s InfuSystem subsidiary to support its growing rental business in the Oncology Infusion Services market as well as patent and licensing right acquisitions during the year ended December 31, 2005.
The Company’s investing activities are impacted by sales, maturities and purchases of its short-term investments. The principal objective of the Company’s asset management activities is to maximize net investment income while maintaining acceptable levels of credit and interest rate risk and facilitating its funding needs. Thus, the Company’s policy is to invest its excess cash in highly liquid money market funds, U.S. government agency notes and investment grade corporate bonds and commercial paper.
During the year ended December 31, 2005, cash used by financing activities was $2.1 million compared to cash provided by financing activities of $44.9 million the prior year. The change was primarily due to $43.1 million in net proceeds from a public offering of common stock during the year ended December 31, 2004 with no comparable activity in the current year and the purchase of approximately 286,000 shares of treasury stock totaling $3.4 million during the year ended December 31, 2005 with no comparable activity in the prior year.
As of December 31, 2005, the Company had cash and cash equivalents of $13.9 million, short-term investments of $13.3 million, net accounts receivable of $22.3 million and net working capital of $49.7 million. Management believes the current funds, together with possible additional borrowings on the existing lines of credit and other bank loans, are sufficient to provide for the Company’s projected needs to maintain operations for at least the next 12 months. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.
The Company has a working capital line of credit with Silicon Valley Bank. The line of credit facility was renewed in May 2005 and expires on April 29, 2006. Under the terms of the agreement, the Company is able to borrow up to the lesser of $10 million or the sum of 80% of eligible accounts receivable plus 25% of eligible inventory, as defined, at the bank’s prime rate (7.25% at December 31, 2005). As of December 31, 2005, there were funds available for borrowing of $10.0 million and no outstanding borrowings.
The Company’s InfuSystem subsidiary has a revolving line of credit with a bank under which it may borrow up to the lesser of $3.5 million or 80% of eligible accounts receivable, as defined, at the bank’s prime rate less 0.25% (7.0% at December 31, 2005). As of December 31, 2005, there were funds available for borrowing of $3.5 million and no outstanding borrowings. The credit line expires on June 30, 2006. InfuSystem also has a loan facility under which it may borrow up to $2.5 million for the purchase of equipment. As of December 31, 2005, there were no outstanding borrowings under the loan facility.
The Company’s lines of credit are collateralized by substantially all of the Company’s assets and require the Company to comply with covenants principally relating to working capital, liquidity and profitability. As of December 31, 2005, the Company believes that it was in compliance with all such covenants.
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. To date, a total of 285,776 shares have been repurchased under this program. A table showing the Company’s repurchases in 2005 is set forth on page 17.

Contractual Obligations and Commercial Commitments
As of December 31, 2005, future payments related to contractual obligations and commercial commitments are as follows:

	Payment Due by Period
				More than 5
(Amounts in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	years	Total

Operating Lease Obligations for Facilities	$881	$1,756	$428	$643	$3,708
Purchase Commitments with Suppliers	4,462	—	—	—	4,462

Total Contractual Obligations and Commercial Commitments	$5,343	$1,756	$428	$643	$8,170

New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs (“SFAS 151”), which amends Accounting Research Board No. 43, Chapter 4, Inventory Pricing. SFAS 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs be recognized as an expense in the period incurred. In addition, other items, such as abnormal freight, handling costs and wasted materials, require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The adoption of the provisions of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires the measurement of all share-based payments to employees and directors, including grants of stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of operations. The accounting provisions of SFAS 123R were initially to be effective for reporting periods beginning after June 15, 2005, which would have been the third quarter of 2005 for calendar year companies. However, on April 14, 2005, the Securities and Exchange Commission (“SEC”) announced that the effective date for compliance with SFAS 123R would be deferred until January 1, 2006 for calendar year companies. Accordingly, the Company adopted the provisions of SFAS 123R effective January 1, 2006. The Company expects that its adoption of SFAS 123R using the modified prospective approach will have a significant adverse impact on the Company’s consolidated statements of operations and net income (loss) per share.
The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition beginning in fiscal year 2006. The pro forma net income (loss) and net income (loss) per share amounts required under SFAS 123 for the years ended December 31, 2005, 2004 and 2003 as if the Company had used a fair-value-based method are set forth in Note 1 in the Notes to Consolidated Financial Statements.
In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of the provisions of FIN 47 did not have a material impact on the Company’s consolidated financial statements.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
The Company’s financial instruments include cash and cash equivalents and short-term investments. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.
The principal objective of the Company’s asset management activities is to maximize net investment income while maintaining acceptable levels of credit and interest rate risk and facilitating its funding needs. At December 31, 2005, the carrying values of the Company’s financial instruments approximated fair values based on current market prices and rates. Approximately 51% of the Company’s cash equivalents and short-term investments have maturity dates of 90 days or less from the date acquired and approximately 49% have maturity dates of greater than 90 days but not more than 365 days. The Company is susceptible to market value fluctuations with regard to our short-term investments. However, due to the relatively short maturity period of those investments and based on their highly liquid nature, the risk of material market value fluctuations is not expected to be significant.
Foreign Currency
The Company has a subsidiary in Mexico. As a result, the Company is exposed to potential transaction gains and losses resulting from fluctuations in foreign currency exchange rates. The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.
Item 8. Financial Statements and Supplementary Data.
Financial Statements
The Report of Independent Registered Public Accounting Firm and the Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements” in Item 15 are filed as part of this report.
Financial Statement Schedule
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance at	Charged to Costs		Balance at End of
Classification	Beginning of Period	and Expenses	Deductions (1)	Period

YEAR ENDED DECEMBER 31, 2003:

Allowance for doubtful accounts	$1,975	$701	$(978)	$1,698
Reserve for obsolete inventories	1,721	799	(364)	2,156

YEAR ENDED DECEMBER 31, 2004:

Allowance for doubtful accounts	1,698	2,022	(820)	2,900
Reserve for obsolete inventories	2,156	264	(1,497)	923

YEAR ENDED DECEMBER 31, 2005:

Allowance for doubtful accounts	2,900	1,926	(1,454)	3,372
Reserve for obsolete inventories	923	232	(76)	1,079
The above schedule has been restated to exclude discontinued operations.

(1)	Deductions in all years reported represent reductions to the reserve accounts and the related asset accounts. Specifically, deductions from the reserve for allowance for doubtful accounts represent the write-off of uncollectible accounts receivable balances. Deductions from the reserve for obsolete inventories represent the write-off and disposal of specific inventory items.

Selected Quarterly Financial Data
The Selected Quarterly Financial Data is set forth above under the heading “Selected Quarterly Financial Data” on page 20 and is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.
(b) Management Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated

Framework. Based on this assessment, management concluded that, as of December 31, 2005, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has issued their report on management’s assessment of the Company’s internal control over financial reporting which appears on the following page.
March 3, 2006
(c) Change in Internal Controls
There was no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
(d) Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
I-Flow Corporation:
Lake Forest, California
We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that I-Flow Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and our report dated March 3, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
Costa Mesa, California
March 3, 2006
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Except for information concerning our executive officers, which is included in this report under the heading “Executive Officers of the Registrant,” the information required by Item 10 is incorporated by reference to the Company’s proxy statement for its 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2005.
Item 11. Executive Compensation.
The information required by Item 11 is incorporated by reference to the Company’s proxy statement for its 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2005.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
The information required by Item 12 is incorporated by reference to the Company’s proxy statement for its 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2005.
Item 13. Certain Relationships and Related Transactions.
The information required by Item 13 is incorporated by reference to the Company’s proxy statement for its 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2005.
Item 14. Principal Accounting Fees and Services.
The information required by Item 14 is incorporated by reference to the Company’s proxy statement for its 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2005.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	Documents filed as part of this report:

Page in This
Report
(1) Financial Statements

The documents described in the “Index to Consolidated Financial Statements” are included in this report.	36

(2) Financial Statement Schedule included herein:

Schedule II — “Valuation and Qualifying Accounts”	30

All other schedules are omitted, as the required information is inapplicable.

(3) Exhibits

The list of exhibits contained in the accompanying Index to Exhibits is incorporated herein by reference.
(b)	See (a)(3) above.

(c)	There are no financial statements required by Regulation S-X (17 CFR 210) which are or will be excluded from the annual report to shareholders by Rule 14a-3(b).

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
I-Flow Corporation
Lake Forest, California:
We have audited the accompanying consolidated balance sheets of I-Flow Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of I-Flow Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 4 to the consolidated financial statements, on November 1, 2003, the Company completed the sale of its wholly-owned subsidiary, Spinal Specialties, Inc. The consolidated statements of operations and comprehensive operations and of cash flows referred to above have been restated to reflect Spinal Specialties, Inc. as a discontinued operation for all periods presented.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Costa Mesa, California
March 3, 2006

I-FLOW CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2005	2004

Assets

Current assets:
Cash and cash equivalents	$13,877	$10,021
Short-term investments	13,276	34,087
Accounts receivable, less allowance for doubtful accounts of $3,372 and $2,900 at December 31, 2005 and 2004, respectively	22,344	15,765
Inventories, net	11,717	8,365
Prepaid expenses and other current assets	1,423	921

Total current assets	62,637	69,159

Property, net	14,867	11,097
Goodwill	2,639	2,639
Other intangible assets, net	2,655	1,407
Other long-term assets	155	128

Total assets	$82,953	$84,430

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,839	$4,392
Accrued payroll and related expenses	6,616	5,995
Accrued use taxes payable	1,173	—
Income taxes payable	337	115
Other current liabilities	939	709

Total current liabilities	12,904	11,211

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized, 22,628,657 and 22,219,849 shares issued and outstanding at December 31, 2005 and 2004, respectively	110,890	105,703
Accumulated other comprehensive loss	(242)	(290)
Accumulated deficit	(40,599)	(32,194)

Net stockholders’ equity	70,049	73,219

Total liabilities and stockholders’ equity	$82,953	$84,430

See accompanying Notes to Consolidated Financial Statements.

I-FLOW CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Amounts in thousands, except per share amounts)

	Years ended December 31,
	2005	2004	2003

Revenues:
Net product sales	$72,119	$51,796	$34,021
Rental income and other	28,525	19,349	13,022

Total revenues	100,644	71,145	47,043

Cost of revenues:
Product cost of revenues	19,662	15,703	13,192
Rental cost of revenues	8,022	5,626	4,018

Total cost of revenues	27,684	21,329	17,210

Gross profit	72,960	49,816	29,833

Operating expenses
Selling and marketing	54,213	44,394	20,412
General and administrative	24,868	16,391	10,341
Product development	2,549	2,779	2,361

Total operating expenses	81,630	63,564	33,114

Operating loss	(8,670)	(13,748)	(3,281)
Interest expense (income), net	(792)	(525)	46

Loss from continuing operations before income taxes	(7,878)	(13,223)	(3,327)
Income tax provision (benefit)	527	3,887	(1,173)

Income (loss) from continuing operations	(8,405)	(17,110)	(2,154)

Discontinued operations:
Income from discontinued operations, net of tax	—	—	328
Gain on sale of discontinued operations, net of tax	—	—	2,283

Net income (loss)	$(8,405)	$(17,110)	$457

Per share of common stock, basic and diluted:
Income (loss) from continuing operations	$(0.38)	$(0.83)	$(0.13)
Income from discontinued operations, net of tax	—	—	0.02
Gain on sale of discontinued operations, net of tax	—	—	0.14

Net income (loss)	$(0.38)	$(0.83)	$0.03

Comprehensive Operations:
Net income (loss)	$(8,405)	$(17,110)	$457
Unrealized loss on securities	(32)	(69)	—
Foreign currency translation adjustments	80	(29)	(97)

Comprehensive income (loss)	$(8,357)	$(17,208)	$360

See accompanying Notes to Consolidated Financial Statements.

I-FLOW CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

			Accumulated
			Other
			Comprehensive
	Common Stock		Income	Accumulated
	Shares	Amount	(Loss)	Deficit	Net

Balance, December 31, 2002	15,473	$43,106	$(95)	$(15,541)	$27,470

Exercise of common stock options and warrants	1,092	2,070			2,070
Tax benefit from exercise of stock options		2,000			2,000
Stock-based compensation	74	1,268			1,268
Sale of common stock, net	1,667	11,563			11,563
Grants of common stock warrants		42			42
Foreign currency translation adjustment			(97)		(97)
Net loss				457	457

Balance, December 31, 2003	18,306	60,049	(192)	(15,084)	44,773

Exercise of common stock options and warrants	924	1,856			1,856
Reversal of tax benefit from exercise of stock options		(2,000)			(2,000)
Stock-based compensation		2,711			2,711
Sale of common stock, net	2,990	43,087			43,087
Unrealized loss on securities			(69)		(69)
Foreign currency translation adjustment			(29)		(29)
Net loss				(17,110)	(17,110)

Balance, December 31, 2004	22,220	105,703	(290)	(32,194)	73,219

Exercise of common stock options and warrants	533	1,347			1,347
Stock-based compensation		7,214			7,214
Issuance of stock from stock upward repricing event	162
Purchase and retirement of treasury stock	(286)	(3,425)			(3,425)
Issuance of common stock options for licensing rights		51			51
Unrealized loss on securities			(32)		(32)
Foreign currency translation adjustment			80		80

Net loss				(8,405)	(8,405)

Balance, December 31, 2005	22,629	$110,890	$(242)	$(40,599)	$70,049

See accompanying Notes to Consolidated Financial Statements.

I-FLOW CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$(8,405)	$(17,110)	$457
Income from discontinued operations	—	—	(328)
Gain on sale of subsidiary	—	—	(2,283)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	7,214	2,711	941
Depreciation and amortization	4,884	2,575	2,513
Provision for doubtful accounts receivable	1,926	2,022	701
Loss on disposal of property	371	—	213
Provision for inventory obsolescence	232	264	799
Deferred taxes	—	4,108	(1,257)
Expense related to common stock warrants	—	—	42
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable	(8,505)	(5,395)	(3,171)
Inventories	(3,584)	(1,814)	(1,360)
Prepaid expenses and other	(529)	(269)	(243)
Accounts payable and accrued payroll and related expenses	68	3,856	1,636
Income taxes payable	222	(121)	30
Other liabilities	230	353	296

Net cash used in operating activities from continuing operations	(5,876)	(8,820)	(1,014)

Net cash used in operating activities of discontinued operations	—	—	(56)

Net cash used in operating activities	(5,876)	(8,820)	(1,070)

Cash flows from investing activities:
Capital expenditures	(7,418)	(6,603)	(3,671)
Purchases of investments	(18,825)	(35,515)	—
Maturities of investments	37,620	1,375	—
Sale of investments	1,984	—	—
Patents and licensing right acquisitions	(1,631)	(499)	12
Net proceeds from sale of subsidiary	—	—	5,044

Net cash provided by (used in) investing activities from continuing operations	11,730	(41,242)	1,385

Net cash used in investing activities from discontinued operations	—	—	(382)

Net cash provided by (used in) investing activities	11,730	(41,242)	1,003

Cash flows from financing activities:
Purchase of treasury stock	(3,425)	—	—
Proceeds from exercise of stock options and warrants	1,347	1,856	2,070
Net proceeds from sale of common stock	—	43,087	11,563
Principal payments on debt	—	—	(77)

Net cash provided by (used in) financing activities	(2,078)	44,943	13,556

Effect of exchange rates on cash	80	(45)	(4)

Net increase (decrease) in cash and cash equivalents	3,856	(5,164)	13,485
Cash and cash equivalents at beginning of year	10,021	15,185	1,700

Cash and cash equivalents at end of year	$13,877	$10,021	$15,185

(Table continued on next page)
See accompanying Notes to Consolidated Financial Statements.

I-FLOW CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2005	2004	2003

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$1	$65

Income tax payments	$305	$126	$29

Tax benefit from exercise of stock options	$—	$(2,000)	$2,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Property acquisitions	$643	$—	$—

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1.	Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations — I-Flow Corporation (“I-Flow” or the “Company”) was incorporated in California on July 17, 1985. On July 30, 2001, the Company reincorporated in the State of Delaware by merging into a wholly owned subsidiary incorporated in Delaware. The Company designs, develops, manufactures and markets technically advanced, low-cost ambulatory infusion systems that seek to redefine the standard of care by providing life enhancing, cost-effective solutions for pain management and infusion therapy. The Company’s products are used in hospitals and alternate site settings. I-Flow manufactures a line of compact, portable infusion pumps, catheters and pain kits that administer local anesthetics directly to the wound site. The Company also manufactures a line of disposable infusion pumps used to administer chemotherapies, antibiotics, and other medications. InfuSystem, Inc., a wholly owned subsidiary, is primarily engaged in the rental of infusion pumps on a month-to-month basis for the treatment of cancer.
Principles of Consolidation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Cash and Cash Equivalents — Cash and cash equivalents consist of cash in the bank, investment-grade bonds with a maturity date of 90 days or less at the date of purchase and money-market funds with immediate availability. The Company maintains its cash and cash equivalents primarily with a single financial institution.
Short-term Investments — The Company considers all highly liquid interest-earning investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Investments with a maturity beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), and are recorded at fair market value based on quoted market prices using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in other comprehensive loss.
Inventories — Inventories are stated at the lower of cost (determined on a first in, first out basis) or market. Inventories consisted of the following as of December 31:

(Amounts in thousands)	2005	2004
Raw Materials	$7,128	$5,145
Work in Process	2,001	1,369
Finished Goods	3,667	2,774
Reserve for Obsolescence	(1,079)	(923)

Total	$11,717	$8,365

Long Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether an impairment to such value has occurred. The Company has determined that there was no impairment as of December 31, 2005.
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

(Amounts in thousands)	2005	2004
Furniture, fixtures and equipment	$9,960	$9,314
Rental equipment	19,790	13,055
Accumulated depreciation and amortization	(14,883)	(11,272)

Total	$14,867	$11,097

Goodwill —The Company recognizes goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill is recorded at its carrying value and is tested for impairment at least annually. See Note 2 to Notes to Consolidated Financial Statements. The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The Company compares the fair value of its reporting units to their carrying value, as well as other factors, to determine whether or not any potential impairment of goodwill exists. If a potential impairment exists, an impairment loss is recognized to the extent the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities.
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
The Company does not recognize revenue until the following criteria are met: persuasive evidence of arrangement exists; shipment and passage of title has occurred; the price to our customer is fixed or determinable; and collectibility is reasonably assured.
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
Accounts Receivable — The Company performs various analyses to evaluate its accounts receivable balances. It records an allowance for bad debts based on the estimated collectibility of the accounts such that the recorded amounts reflect estimated net realizable value. The Company applies specified percentages to the accounts receivable agings to estimate the amount that will ultimately be uncollectible and therefore should be reserved. The percentages are increased as the accounts age.
Product Warranties — The Company maintains a reserve for estimated defective product returns based upon historical activity. The Company does not provide an explicit product warranty for its products, and warranty claims have been insignificant in the past.
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

Accounting for Stock-Based Compensation — During the year ended December 31, 2005, the Company accounted for employee and director stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock options issued to consultants and vendors are accounted for at fair value. Because the Company has adopted the disclosure-only provisions of SFAS 123, no compensation cost was recognized in 2005 or prior years for stock option grants to employees or non-employee directors with exercise prices at least equal to the fair market value of the underlying shares at the grant date.
On November 9, 2005, the Company’s board of directors approved amendments of stock options that were previously granted to employees and officers at a discount by increasing the exercise price to the fair market value on the date the options were granted and that accelerated the vesting of approximately 1.6 million unvested, “out-of-the-money” stock options previously awarded to employees, officers and non-employee directors. Approximately 1.4 million stock options with exercise prices of $11.52 and $14.94 per share were increased to $13.55 and $17.58 per share, respectively, effective November 9, 2005. Approximately 0.3 million stock options with exercise prices of $1.33 and $2.47 per share were increased to $1.66 and $2.91 per share, respectively, effective January 1, 2006. In 2005, the Company compensated option holders for the increased exercise price by granting approximately 162,000 shares of the Company’s common stock such that the value of the shares (based on the closing price of the Company’s common stock on November 9, 2005 of $11.91) granted equals the value of the lost discount in exercise price, net of shares withheld to pay withholding taxes. With respect to the acceleration of vesting, options with an exercise price greater than $11.91 per share (giving effect to the increased exercise price) were deemed “out-of-the-money.” The accelerated options, which are considered fully vested as of November 9, 2005, have exercise prices ranging from $12.05 to $19.81 per share and a weighted average exercise price of $15.45 per share. Among the primary purposes of the amended exercise price and acceleration were to comply with new deferred compensation tax laws, to promote employee motivation, retention and the perception of option value and to avoid recognizing future compensation expense associated with “out-of-the-money” stock options upon adoption of SFAS No. 123-revised 2004, Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, and supersedes APB 25 in fiscal 2006.
Had compensation cost for the Company’s option plans been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have been the pro forma amounts indicated below:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2005	2004	2003
Net income (loss) — as reported	$(8,405)	$(17,110)	$457

Stock-based employee compensation included in net income (loss), net of tax	8,549	1,073	471

Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(15,308)	(4,806)	(1,024)

Net loss — pro forma	$(15,164)	$(20,843)	$(96)

Basic and diluted earnings (loss) per share — as reported	$(0.38)	$(0.83)	$0.03

Basic and diluted loss per share — pro forma	$(0.68)	$(1.01)	$(0.01)

The amounts in the above table related to stock-based employee compensation included in net income (loss), net of tax related to employee and director stock options only and exclude compensation expense related to consultant stock options and restricted stock.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
Expected life (in years)	3-5	5.0	5.0
Risk-free interest rate	4.09%	3.70%	3.08%
Volatility	81%	89%	93%
Dividend yield	0.00%	0.00%	0.00%
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
The following is a reconciliation between weighted average shares used in the basic and diluted earnings per share calculations:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2005	2004	2003
Net income (loss) (Numerator)	$(8,405)	$(17,110)	$457

Basic net income per share (Denominator):
Weighted-average number of common shares outstanding	22,397	20,628	16,384
Effect of dilutive securities:
Stock options and unvested restricted stock	—	—	—

Diluted net income per share (Denominator):
Weighted-average number of common and common equivalent shares outstanding	22,397	20,628	16,384

Net income ( loss) per share:
Basic and diluted	$(0.38)	$(0.83)	$0.03

Options to purchase approximately 948,000, 70,000 and 179,000 shares of common stock have been excluded from the treasury stock method calculation for diluted weighted average common shares for the years ended December 31, 2005, 2004 and 2003, respectively, because their exercise prices exceeded the average market price of the Company’s common stock during these periods.
Comprehensive Income — Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company has included a calculation of comprehensive income (loss) in its accompanying consolidated statements of operations and comprehensive operations for the years ended December 31, 2005, 2004 and 2003.
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
Foreign Currency — The financial position and results of operations of the Company’s foreign subsidiary are generally measured using the local currency as the functional currency. Assets and liabilities of the subsidiary are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as a separate component within stockholders’ equity. Realized gains or losses from foreign currency transactions are included in operations as incurred and historically have not been significant.
New Accounting Pronouncements — In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”), which amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. SFAS 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs be recognized as an expense in the period incurred. In addition, other items, such as abnormal freight, handling costs and wasted materials, require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The adoption of the provisions of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires the measurement of all share-based payments to employees and directors, including grants of stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of operations. The accounting provisions of SFAS 123R were initially to be effective for reporting periods beginning after June 15, 2005, which would have been the third quarter of 2005 for calendar year companies. However, on April 14, 2005, the Securities and Exchange Commission (“SEC”) announced that the effective date for compliance with SFAS 123R would be deferred until January 1, 2006 for calendar year companies. Accordingly, the Company adopted the provisions of SFAS 123R effective January 1, 2006. The Company expects that its adoption of SFAS 123R using the modified prospective approach will have a significant adverse impact on the Company’s consolidated statements of operations and net income (loss) per share.
The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition beginning in fiscal year 2006. The pro forma net income (loss) and net income (loss) per share amounts required under SFAS 123 for the years ended December 31, 2005, 2004 and 2003 as if the Company had used a fair-value-based method are set forth in the section above entitled “Accounting for Stock-Based Compensation.”
In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of the provisions of FIN 47 did not have a material impact on the Company’s consolidated financial statements.
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
2. Goodwill and Other Intangible Assets
The Company recognizes goodwill and other intangible assets in accordance with SFAS 142. Under SFAS 142, goodwill and other intangibles with indefinite lives are recorded at their carrying value and are tested for impairment annually or more frequently if impairment indicators exist. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are consistent with the operating segments underlying the reporting segments identified in Note 10 — Operating Segments and Revenue Data. As of December 31, 2005, the Company had goodwill of approximately $2.6 million, which was entirely attributable to the Company’s Rentals operating segment.

The Company performed its annual impairment test on goodwill and other intangible assets as of June 30, 2005 and identified no goodwill impairment. No goodwill impairment indicators existed for the three months ended December 31, 2005 and, as a result, additional impairment testing was not required.
Amortizable intangible assets in the accompanying consolidated balance sheets are as follows:

	As of December 31, 2005
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$2,857	$1,113	$1,744
Licensing Rights	1,101	190	911

Total	$3,958	$1,303	$2,655

	As of December 31, 2004
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$2,310	$903	$1,407
Licensing Rights	150	150	—

Total	$2,460	$1,053	$1,407

The Company amortizes patents and licensing rights over seven and 10 years, respectively. On July 28, 2005, the Company entered into an agreement with Dr. Thomas Winters, M.D. to acquire the non-exclusive rights to utilize intellectual property, including registered United States patents, owned by Dr. Winters. Pursuant to the agreement, the Company made a cash payment of $900,000 to Dr. Winters and issued him options to purchase up to 5,000 shares of common stock of the Company. The options vest on the one year anniversary of the agreement and have an exercise price equal to the closing price of the Company’s common stock on July 28, 2005, $15.20 per share. All of the options, whether or not vested, will expire on the eight year anniversary of the agreement. The total intangible assets acquired of approximately $951,000, which included the cash payment of $900,000 and issuance of options with a fair value of approximately $51,000, will be amortized over their expected life. The fair value of the options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 62%; risk-free interest rate of 4.25%; and contractual life of 8 years.
Amortization expense for the years ended December 31, 2005 and 2004 was approximately $434,000 and $325,000, respectively. Annual amortization expense of intangible assets is currently estimated to be approximately $492,000, $448,000, $407,000, $347,000 and $273,000 in 2006, 2007, 2008, 2009 and 2010, respectively.
3. Investments
The following tables summarize the Company’s investments.

		Gross
(Amounts in thousands)	Amortized	Unrealized
December 31, 2005	Cost	Losses	Fair Value

Money market funds	$6,639	$—	$6,639
U.S. agency discount notes	1,400	—	1,400
U.S. agency — non callable	3,842	(33)	3,809
Corporate debentures and bonds	8,543	(67)	8,476
Commercial paper	1,790	(1)	1,789

Total	$22,214	$(101)	$22,113

Reported as:
Cash equivalents			$8,837
Short-term investments			13,276

Total			$22,113

		Gross
(Amounts in thousands)	Amortized	Unrealized
December 31, 2004	Cost	Losses	Fair Value

Money market funds	$1,903	$—	$1,903
U.S. agency discount notes	13,073	(8)	13,065
U.S. agency — non callable	4,560	(13)	4,547
Corporate debentures and bonds	8,356	(43)	8,313
Commercial paper	14,506	(5)	14,501

Total	$42,398	$(69)	$42,329

Reported as:
Cash equivalents			$8,242
Short-term investments			34,087

Total			$42,329

The following table summarizes the maturities of the Company’s investments as of December 31, 2005:

(Amounts in thousands)
Notes and bonds:
Maturities of one year or less	$15,474

Money market funds:
Original maturities of three months or less	6,639

Total	$22,113

There were no gross realized gains and losses from sales of available-for-sale securities during 2005.
4. Divestiture of Spinal Specialties
The Company sold Spinal Specialties, Inc., a wholly owned subsidiary, on November 1, 2003 to Integra LifeSciences Holdings Corporation for approximately $6.0 million in cash and net proceeds of approximately $5.0 million. Assets and liabilities included in the sale consisted primarily of approximately $0.7 million of accounts receivable, $1.2 million of inventory, $0.4 million of fixed assets, and $0.3 million of accounts payable and accrued liabilities. The Company recorded a pretax gain on the sale of $3.0 million and a tax provision on the gain of $0.7 million, resulting in an after-tax gain of $2.3 million. The reported gain includes the effect of a charge of $0.3 million related to the acceleration of vesting of certain stock options upon the closing of the sale. This amount has been accounted for as an increase in stockholder’s equity.
The net income of Spinal Specialties prior to divestiture is presented in the Company’s Consolidated Statements of Operations and Comprehensive Operations as income from discontinued operations, net of tax. For the year ended December 31, 2003, reported in income from discontinued operations, net of tax, are net product sales from Spinal Specialties of $3.8 million and income before taxes from Spinal Specialties of $0.5 million. Also reported in income from discontinued operations, net of tax, for the year ended December 31, 2003 is income tax expense of $0.2 million.
5. Lines of Credit
The Company has a working capital line of credit with Silicon Valley Bank. The line of credit facility was renewed in May 2005 and expires on April 29, 2006. Under the terms of the agreement, the Company is able to borrow up to the lesser of $10 million or the sum of 80% of eligible accounts receivable plus 25% of eligible inventory, as defined, at the bank’s prime rate (7.25% at December 31, 2005). As of December 31, 2005, there were funds available for borrowing of $10.0 million and no outstanding borrowings.
The Company’s InfuSystem subsidiary has a revolving line of credit with a bank under which it may borrow up to the lesser of $3.5 million or 80% of eligible accounts receivable, as defined, at the bank’s prime rate less 0.25% (7.0% at December 31, 2005). As of December 31, 2005, there were funds available for borrowing of $3.5 million and no outstanding borrowings. The credit line expires on June 30, 2006. InfuSystem also has a loan facility under which it may borrow up to $2.5 million for the purchase of equipment. As of December 31, 2005, there were no outstanding borrowings under the loan facility.
The Company’s lines of credit are collateralized by substantially all of the Company’s assets and require the Company to comply with covenants principally relating to working capital, liquidity and profitability. As of December 31, 2005, the Company believes that it was in compliance with all such covenants.
6. Stockholders’ Equity
Preferred Stock — As of December 31, 2005, the Company was authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share, in one or more series. There were no shares of preferred stock issued and outstanding as of December 31, 2005, 2004 or 2003.
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
Common Stock — In December 2001, the board of directors of the Company approved a restricted stock plan (the “2001 Restricted Stock Plan”) pursuant to which employees of the Company were offered the opportunity to acquire common stock of the Company. Shares granted under the plan generally vest, and the restrictions on the shares lapse, over a period of three years, subject to possible acceleration of vesting based on the achievement of individual performance goals. A total of 125,000 shares were authorized for issuance under the 2001 Restricted Stock Plan. As of December 31, 2003, 64,000 shares were issued and outstanding under the plan of which 52,000 were vested (3,000 vested in 2002 and 49,000 vested in 2003). Compensation expense of $83,000 related to such shares was recognized in 2003. In 2003, the board of directors decided to terminate all future grants under the 2001 Restricted Stock Plan. As of December 31, 2004, 64,000 shares were issued and outstanding under the plan of which 58,000 were vested (3,000 vested in 2002, 49,000 vested in 2003, and 6,000 vested in 2004). Compensation expense of $10,000 related to such shares was recognized in 2004. As of December 31, 2004, unrecognized deferred compensation expense related to the unvested shares was approximately $2,000. As of December 31, 2005, 61,000 shares were issued and outstanding under the plan of which 61,000 were vested (3,000 vested in 2002, 49,000 vested in 2003, 6,000 vested in 2004 and 3,000 vested in 2005). Compensation credit of $2,000 was recognized in 2005 related to such shares primarily due to the reversal of compensation expense associated with 3,000 shares that were repurchased. As of December 31, 2005, all deferred compensation expense related to the shares has been recognized.

On May 29, 2003, the board of directors of the Company approved a new restricted stock plan (the “2003 Restricted Stock Plan”) pursuant to which employees of the Company may be offered the opportunity to acquire common stock of the Company. Shares granted under the 2003 Restricted Stock Plan generally vest, and the restrictions on the shares lapse, over a period of three years, subject to possible acceleration of vesting based upon the achievement of individual performance goals. The board of directors authorized a total of 250,000 shares for issuance under the 2003 Restricted Stock Plan. In July 2003, the Company issued 91,000 shares of restricted stock under the 2003 Restricted Stock Plan. As of December 31, 2003, 83,000 shares were issued and outstanding under the plan (30,000 vested during 2003 and 167,000 shares remained available for future issuances). Compensation expense of $276,000 related to such shares was recognized in 2003. As of December 31, 2003, unrecognized deferred compensation expense related to the unvested shares as of December 31, 2003 was approximately $311,000. As of December 31, 2004, 63,000 shares were issued and outstanding under the plan of which 55,000 were vested (30,000 vested during 2003 and 25,000 vested during 2004), and 187,000 shares remained available for future issuances. Compensation expense of $142,000 related to such shares was recognized in 2004. As of December 31, 2004, unrecognized deferred compensation expense related to the unvested shares was approximately $28,000. As of December 31, 2005, 60,000 shares were issued and outstanding under the plan of which 60,000 were vested (30,000 vested during 2003, 25,000 vested during 2004 and 5,000 vested during 2005). Compensation expense of $6,000 related to such shares was recognized in 2005. As of December 31, 2005, all deferred compensation expense related to the shares has been recognized. On May 26, 2005, the board of directors approved the termination of all future grants under the 2003 Restricted Stock Plan.
In a private placement transaction completed on September 4, 2003, the Company sold 1,666,740 shares of its common stock at $7.50 per share for net proceeds to the Company of $11,563,000. Gross proceeds from the transaction were approximately $12,500,000. The Company also granted warrants entitling the stockholders that participated in the transaction to purchase up to 250,011 additional shares of common stock at an exercise price of $10.00 per share. The warrants are exercisable for a period of five years from the date of issue. See discussion below under “Stock Options and Warrants.”
On April 19, 2004, the Company completed a public offering of 2,990,000 shares of common stock at $15.50 per share, of which 390,000 shares were issued pursuant to the exercise of the underwriters’ over-allotment option. The shares were sold at a price to the public of $15.50 per share resulting in net proceeds to the Company of approximately $43.1 million.
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. To date, a total of 285,776 shares have been repurchased under this program.
Stock Options and Warrants — In connection with the sale of common stock in the private placement transaction completed on September 4, 2003, the Company granted the investors warrants to purchase up to 250,011 shares of common stock at an exercise price of $10.00 per share. The estimated fair value of these warrants on the grant date was approximately $1.3 million as calculated using the Black-Scholes pricing model. These warrants were immediately exercisable and expire five years from the date of grant. Of the 250,011 warrants granted, 10,002 and 24,900 were exercised during 2005 and 2004, respectively. As of December 31, 2005, 215,109 remain outstanding. The following weighted average assumptions were used to calculate the fair value of these warrants using the Black-Scholes pricing model: contractual life of five years; stock volatility of 87%; risk-free interest rate of 2.73%; and no dividends during the term. The fair value of the warrants is included in common stock in the accompanying balance sheet.
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
On May 17, 2001, the shareholders of the Company approved the I-Flow Corporation 2001 Equity Incentive Plan (the “2001 Plan”) which provides for the grant of stock options (including incentive stock options or nonqualified stock options), restricted stock, and other stock-based benefits to officers, employees, consultants and advisors of the Company and its affiliated entities. The 2001 Plan was first amended on May 23, 2002 to make non-employee directors eligible for grants under the plan. On May 26, 2005, the 2001 Plan was further amended to increase the number of shares available for grant under the 2001 Plan by 3,000,000 shares. The maximum number of shares of common stock that may now be issued pursuant to awards granted under the 2001 Plan, as amended, may not exceed 7,750,000 shares in the aggregate, subject to adjustments for stock splits or other adjustments as defined. Options granted become exercisable at such times as determined by the compensation committee of the board of directors and expire on various dates up to 10 years from the date of grant.
Prior to the approval of the 2001 Plan, the Company issued options under the 1996 Plan to purchase an aggregate of 651,336 shares of its common stock to certain key employees at exercise prices below fair market value at the date of grant as deferred compensation for services rendered. In addition, as of December 31, 2005, the Company has issued options under the 2001 Plan to purchase an aggregate of 155,504 shares of its common stock to certain key employees at exercise prices below fair market value at the date of grant as deferred compensation. Also, the Company granted options for 259,000 shares to sales representatives and sales management during 2005 at exercise prices below fair market value.
Compensation expense related to stock options and restricted stock, including stock options granted to non-employees as discussed below, aggregating $8.6 million, $2.7 million and $1.3 million has been recorded for each of the years ended December 31, 2005, 2004 and 2003, respectively. Effective January 1, 2006, the Company will recognize compensation expense for all share-based payments to employees and directors using the fair-value-based methods as required under the provisions of SFAS 123R. See Note 1, Nature of Operations and Summary of Significant Accounting Policies.
During fiscal years 2004 and 2003, the Company granted options to non-employees to purchase 7,000 and 22,000 shares of the Company’s common stock, respectively, in connection with consulting services. No options were granted to consultants in 2005. These options have exercise prices equal to the fair market value of the underlying shares at the date of grant and vest over one to five years. These options have been accounted for as a variable award because the consultant’s performance was not complete and a performance commitment date had not been satisfied in accordance with the provisions of EITF No. 96-18. During fiscal year 2005, 2004 and 2003, the Company recorded stock-based compensation of $14,000, $92,000 and $182,000, respectively, related to these options calculated using the Black-Scholes pricing model with the following weighted-average assumptions: contractual life of 5 years; stock volatility of 51% in 2005, 66% in 2004, and 79% in 2003; average risk-free interest rate of 4.06% in 2005, 3.62% in 2004 and 2.73% in 2003; and no dividends during the expected term.
On July 28, 2005, the Company entered into an agreement with Dr. Thomas Winters, M.D. to acquire the non-exclusive rights to utilize intellectual property owned by Dr. Winters, including registered United States patents. Pursuant to the agreement, the Company made a cash payment of $900,000 to Dr. Winters and issued him options to purchase up to 5,000 shares of common stock of the Company. The options vest on the one year anniversary of the agreement and have an exercise price equal to the closing price of the Company’s common stock on July 28, 2005, $15.20 per share. All of the options, whether or not vested, will expire on the eight year anniversary of the agreement. The total intangible assets acquired of approximately $951,000, which included the cash payment of $900,000 and issuance of options with a fair value of approximately $51,000, will be amortized over their expected life. The fair value of the options were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 62%; risk-free interest rate of 4.25%; and contractual life of 8 years.
Stock-based compensation expense recognized in each of the years ended December 31, 2005, 2004 and 2003 related to stock options granted to employees, stock options granted to consultants, and restricted stock granted to employees is recorded as operating expenses and summarized as follows:

(Amounts in thousands)	2005	2004	2003

Options to Employees	$8,545	$2,467	$400
Options to Consultants	14	92	182
Restricted Stock	4	152	359
Employee Options Related to Discontinued Operations (Note 4)	—	—	327

Total	$8,563	$2,711	$1,268

Stock option activity for all plans is summarized as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2002 (2,611,385 exercisable at a weighted-average price of $2.31)	4,503,921	$2.19
Granted (weighted-average fair value of $4.50 per share)	527,000	$6.02
Canceled/Expired	(711,069)	$2.63
Exercised	(1,082,440)	$2.02

Balance, December 31, 2003 (1,680,888 exercisable at a weighted-average price of $2.25)	3,237,412	$2.77
Granted (weighted-average fair value of $9.52 per share)	1,453,884	$13.72
Canceled/Expired	(146,310)	$5.49
Exercised	(918,162)	$2.04

Balance, December 31, 2004 (1,595,649 exercisable at a weighted-average price of $2.70)	3,626,824	$5.57

Granted (weighted-average fair value of $16.61 per share)	1,315,500	$13.55
Canceled/Expired	(259,707)	$5.04
Exercised	(528,705)	$2.48

Balance, December 31, 2005 (3,509,059 exercisable at a weighted-average price of $10.01)	4,153,912	$8.90

Options to purchase 3,862,064 shares of the Company’s common stock were available for grant under the 2001 Plan as of December 31, 2005.

The following table summarizes information concerning outstanding and exercisable options for all plans and grants as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average			Weighted-
	Number	Remaining	Weighted-	Number	Average
	Of Shares	Contractual	Average	Of Shares	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Price

$ 0.00 - $ 1.04	446,500	3.75	$0.28	244,000	$0.51
$ 1.28 - $ 1.66	425,165	3.67	$1.41	334,946	$1.35
$ 1.77 - $ 2.50	504,241	1.53	$2.45	490,885	$2.46
$ 2.60 - $ 3.37	569,461	2.61	$3.14	446,930	$3.21
$ 3.80 - $13.54	262,691	3.57	$11.20	144,611	$11.78
$13.55 - $13.55	772,854	3.01	$13.55	772,854	$13.55
$13.78 - $17.56	395,500	3.96	$15.34	389,500	$15.34
$17.58 - $17.58	740,500	4.01	$17.58	740,500	$17.58
$17.59 - $19.04	6,000	4.13	$18.08	6,000	$18.08
$19.81 - $19.81	31,000	3.91	$19.81	31,000	$19.81

Total	4,153,912	3.23	$8.90	3,601,226	$9.75

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
The income tax provision (benefit) for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

	Years Ended December 31,
(Amounts in thousands)	2005	2004	2003

Current:

Federal	$—	$—	$—
Foreign	87	—	$—
State	440	203	84

Subtotal	527	203	84

Deferred:

Federal	—	3,189	(1,161)
State	—	495	(96)
—
Subtotal	—	3,684	(1,257)

Total income tax (benefit) provision	$527	$3,887	$(1,173)

The difference between the deferred income tax provision of $3.7 million and the change in the net deferred tax assets in 2004,excluding the current tax benefit from the exercise of stock options of $5.0 million, is due primarily to an increase in the valuation allowance relating to deferred tax assets in 2004.
A deferred tax asset in the amount of $0.5 million was acquired in conjunction with the acquisition of InfuSystems II, Inc. and Venture Medical, Inc. in 1998. A valuation allowance of $0.5 million was established for the deferred tax asset. If this deferred tax asset is realized, the benefit will first go to reduce any unamortized goodwill remaining from the acquisition.

The reconciliations of the effective income tax rate to the federal statutory rate are as follows:

	Years Ended December 31,
	2005	2004	2003

Tax at federal statutory rate	(35.0%)	(35.0%)	(35.0%)
State income taxes, net of federal benefit	3.6%	(3.6%)	(2.5%)
Foreign operations	1.1%	(0.5%)	(1.2%)
Research credit	(0.6%)	(1.0%)	(1.4%)
Valuation Allowance	35.2%	67.9%	0.0%
Nondeductible charges	3.0%	2.1%	3.7%
Other	(0.6%)	(0.5%)	1.1%

Total	6.7%	29.4%	(35.3%)

As of December 31, 2005 and 2004, the Company had net deferred tax assets comprised of the following:

	December 31,
(Amounts in thousands)	2005	2004

Net operating losses	$15,356	$13,634
Amortization of goodwill and other intangibles	2,050	2,389
Reserves not currently deductible	9,056	4,475
State taxes	(1,320)	(995)
Credits	1,512	1,469
Depreciation	(1,512)	(1,574)

Total deferred income taxes	25,142	19,398
Valuation allowance	(25,142)	(19,398)

Net deferred income taxes	$—	$—

At December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $39.5 million and $30.7 million, respectively, which begin to expire in the year 2006. Due to certain tax regulations, future use of a portion of the federal net operating loss carryforwards is limited to approximately $0.6 million per year. Tax credits for federal and state taxes of approximately $1.0 million and $0.5 million, respectively, begin to expire in 2007.
A valuation allowance increase equal to the net deferred tax asset has been provided as management believes that based on the available evidence and the criteria provided by SFAS 109, it is more likely than not that the Company will not realize the benefits of the remaining net deferred tax asset at December 31, 2005. The increases in the valuation allowance for the years ended December 31, 2005 and 2004 were $5.7 million and $15.9 million, respectively.
8. Commitments and Contingencies
In July 1997, the Company entered into a noncancelable-operating lease for a 51,000 square foot building for its primary facility. The lease agreement contains scheduled rent increases (which are accounted for on a straight-line basis) and expires in June 2007. There is an option to extend the lease for an additional five years, which the Company currently intends to exercise. The Company also leases a total of 50,000 square feet in two buildings in Tijuana, Mexico for the manufacture and assembly of its disposable IV Infusion Therapy devices and elastomeric Regional Anesthesia products. The plant lease expires in 2008, and the Company has two renewal options of four years each. Two additional leases were entered into in 2005 to provide additional warehouse space leased in the plant. The terms of the two additional leases are 15 months and 42 months with two renewal options each of three and four years, respectively. Additionally, the Company’s Infusystem subsidiary entered into leases in July 2002 for 14,000 square feet of general office space and 4,000 square feet of warehouse space in Madison Heights, Michigan. Both leases have a term of five years.

Future minimum lease payments under these leases are as follows:

(Amounts in thousands)
Years Ended December 31,

2006	$881
2007	719
2008	605
2009	432
2010	428
Thereafter	643

Total	$3,708

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $971,000, $915,000 and $833,000 $844,000, respectively.
The Company enters into certain types of contracts from time to time that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnifications to either (a) purchasers of the Company’s businesses or assets, or (b) entities from which the Company is acquiring assets or businesses; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; and (iv) Company license, consulting, distribution and purchase agreements with its customers and other parties, under which the Company may be required to indemnify such parties for intellectual property infringement claims, product liability claims, and other claims arising from the Company’s provision of products or services to such parties.
The terms of the foregoing types of obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no liabilities have been recorded for these obligations on its balance sheets as of December 31, 2005 and 2004.
In August 2005, the State of Michigan Department of Treasury issued a decision and order of determination which provided that InfuSystem is liable for use taxes on its purchases of infusion pumps. As a result, the Company recorded a net increase to gross fixed assets of $1,070,000, a tax liability of $1,173,000, and total expense of $641,000, consisting of $497,000 cost of sales and $144,000 accrued interest expense, during the year ended December 31, 2005. InfuSystem is currently appealing the decision. The Company believes that portable infusion pumps, which allow cancer patients to be ambulatory and to lead a reasonably normal life, qualify for an exemption from tax under Michigan law.
The Company is involved in litigation arising from the normal course of operations. In the opinion of management, the ultimate impact of such litigation will not have a material adverse effect on the Company’s financial position and results of operations.
9. Employee Benefit Plan
The Company has a 401(k) retirement plan in which any full-time employee may participate. The Company contributes $0.33 for each dollar of employee contribution up to a maximum contribution by the Company of 1.32% of each participant’s annual salary. The maximum contribution by the Company of 1.32% corresponds to an employee contribution of 4% of annual salary. Participants vest in the Company’s contribution ratably over five years. Such contributions totaled $322,000, $224,000 and $86,000 for the years ended December 31, 2005, 2004, and 2003, respectively. The Company does not provide post-retirement benefits to its employees.

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
Management has chosen to organize the enterprise around differences in products and services, which is the level at which the Company’s chief operating decision maker regularly reviews operating results to make decisions about resource allocation and segment performance. The products within the Manufacturing and Marketing operating segment are predominately assembled from common subassembly components in an integrated manufacturing facility. The Company believes it is most meaningful for the purposes of revenue analyses, however, to group the product lines within the Manufacturing and Marketing operating segment into two categories representing specific clinical applications – IV Infusion Therapy and Regional Anesthesia. Revenues from sales of IV Infusion Therapy products in 2005, 2004 and 2003 were $22.2 million, $19.4 million and $17.9 million, respectively. Revenues from sales of Regional Anesthesia products in 2005, 2004 and 2003 were $49.9 million, $32.4 million and $16.1 million, respectively.
The accounting policies of the two operating segments are the same as those described in the summary of significant accounting policies
(Note 1). Operating segment information is as follows for the years ended December 31, 2005, 2004 and 2003:

	Manufacturing and
(Amounts in thousands)	Marketing	Rentals	Consolidated

2005:
Revenues	$72,119	$28,525	$100,644
Operating income (loss)	(17,116)	8,446	(8,670)
Assets	53,715	29,238	82,953
Depreciation and amortization	1,416	3,468	4,884
Property additions	620	6,798	7,418

2004:
Revenues	$51,796	$19,349	$71,145
Operating income (loss)	(18,678)	4,930	(13,748)
Assets	66,903	17,527	84,430
Depreciation and amortization	671	1,904	2,575
Property additions	491	6,112	6,603

2003:
Revenues	$34,021	$13,022	$47,043
Operating income (loss)	(5,404)	2,123	(3,281)
Assets	41,026	10,870	51,896
Depreciation and amortization	1,305	1,208	2,513
Property additions	1,135	2,536	3,671

For the years ended December 31, 2005, 2004 and 2003, sales to B. Braun Medical S.A. accounted for 7%, 9% and 10% of the Company’s total revenues, respectively. For the years ended December 31, 2005, 2004 and 2003, sales to B. Braun Medical Inc., accounted for 6%, 5% and 7% of the Company’s total revenues, respectively.

All of the Company’s rental revenue is generated in the United States. Export sales of medical products represented 13%, 16% and 20% of total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Total revenue by geographical region is summarized as follows:

(Amounts in thousands)
Sales to unaffiliated customers:	2005	2004	2003

United States	$87,739	$59,838	$37,503
Europe	10,497	9,214	7,588
Asia / Pacific Rim	1,328	1,365	969
Other	1,080	728	983

Total	$100,644	$71,145	$47,043

11. Related Party Transactions
In June 2001, the Company loaned its chief executive officer $150,000 for personal use. The loan has not been modified or amended since that time. The unsecured note receivable due from the chief executive officer bears interest at 5.58% per annum and is to be repaid over a 10 year period through bi-weekly payroll deductions. As of December 31, 2005, the amount due to the Company under the note receivable is approximately $93,000, the majority of which is included in other long-term assets in the accompanying consolidated balance sheets.
Daniel Earhart, the Company’s facilities administrator, is the son of the Company’s chief executive officer. His total salaries and wages during fiscal 2005 was $69,000.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-FLOW CORPORATION

Dated: March 3, 2006	By:	/s/ Donald M. Earhart

Donald M. Earhart
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 3, 2006 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Donald M. Earhart Donald M. Earhart	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ James J. Dal Porto James J. Dal Porto	Executive Vice President, Chief Operating Officer, Director and Secretary

/s/ James R. Talevich James R. Talevich	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ John H. Abeles John H. Abeles, M.D.	Director

/s/ Jack H. Halperin Jack H. Halperin	Director

/s/ Joel S. Kanter Joel S. Kanter	Director

/s/ Erik H. Loudon Erik H. Loudon	Director

/s/ Henry Tsutomu Tai Henry Tsutomu Tai, Ph.D., M.D.	Director

INDEX TO EXHIBITS

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement, dated October 28, 2004, by and between Integra LifeSciences Corporation and I-Flow Corporation (1)

2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation (2)

2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. (3)

2.4	Agreement and Plan of Merger, dated February 9, 1998, by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (4)

2.5	Agreement for Purchase and Sale of Assets, dated July 3, 1996, by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (5)

3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation (6)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (2)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (7)

4.1	Specimen Common Stock Certificate (20)

4.2	Warrant Agreement, dated February 13, 1990, between the Company and American Stock Transfer & Trust Company, as warrant agent (9)

4.3	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as rights agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase (7)

4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.6	Form of Warrant, dated September 4, 2003 (1)

4.7	Form of Registration Rights Agreement, dated September 4, 2003 (1)

10.1	Form of Securities Purchase Agreement, dated September 2, 2003 (1)

10.2	I-Flow Corporation Amended and Restated 2001 Equity Incentive Plan (11) *

10.3	2003 Restricted Stock Plan of I-Flow Corporation (10)*

10.4	2001 Restricted Stock Plan of I-Flow Corporation (12)*

10.5	1996 Stock Incentive Plan (13)*

10.6	1992 Non-Employee Director Stock Option Plan (14)*

10.7	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan, restated as of March 23, 1992 (15)*

10.8	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (16)

10.9	Summary of the terms of the COIP for 2005 (23)*

10.10	Summary of the terms of the COIP for 2006 (25)*

10.11	Addendum to manufacturing plant lease agreement (23)

10.12	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (17)

10.13	Block Medical de Mexico lease agreement dated December 7, 1999 (22)

Exhibit No.	Exhibit
10.14	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated January 30, 2004 (22)

10.15	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated May 8, 2003 (10)

10.16	Loan Agreement, dated March 31, 2000, by and among InfuSystem, Inc., I-Flow Corporation and Old Kent Bank (10)

10.17	First Amendment to Loan Agreement, dated April 1, 2002, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank) (10)

10.18	Second Amendment to Loan Agreement, dated April 1, 2003, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank) (10)

10.19	Second Amended and Restated Promissory Note, dated April 1, 2004, between InfuSystem, Inc. and Fifth Third Bank (formerly Old Kent Bank) (10)

10.20	Promissory Note with Donald M. Earhart dated June 15, 2001 (8)*

10.21	Underwriting Agreement, dated April 13, 2004 (21)

10.22	Employment Agreement with Donald M. Earhart, dated May 16, 1990 (18)*

10.23	Amendment No. 1 to Employment Agreement with Donald M. Earhart, dated June 21, 2001 (8)*

10.24	Amendment No. 2 to Employment Agreement with Donald M. Earhart, dated February 23, 2006 (25)*

10.25	Amended and Restated Employment Agreement with James J. Dal Porto, dated June 21, 2001 (8)*

10.26	Amendment No. 1 to Employment Agreement with James J. Dal Porto, dated February 23, 2006 (25)*

10.27	Employment Agreement with James R. Talevich, dated June 30, 2000 (19) *

10.28	Amendment No. 1 to Employment Agreement with James R. Talevich, dated February 23, 2006 (25)*

10.29	Agreement Re: Change in Control with Donald M. Earhart, dated June 21, 2001 (8)*

10.30	Amendment No. 1 to Agreement Re: Change in Control with Donald M. Earhart, dated February 23, 2006 (25)*

10.31	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (8)*

10.32	Amendment No. 1 to Agreement Re: Change in Control with James J. Dal Porto, dated February 23, 2006 (25)*

10.33	Agreement Re: Change in Control with James R. Talevich, dated June 21, 2001 (8)*

10.34	Amendment No. 1 to Agreement Re: Change in Control with James R. Talevich, dated February 23, 2006 (25)*

10.35	Form of Restricted Stock Agreement (25)*

10.36	Amendment to Loan Agreement, dated as of April 30, 2005, between I-Flow Corporation and Silicon Valley Bank (24)

10.37	Form of Indemnification Agreement (25)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on June 1, 2005.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Definitive Proxy Statement filed on March 27, 1996.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Post-Effective Amendment to its Registration Statement (No. 33-41207) filed on October 27, 1992.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated April 14, 1997.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(19)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(20)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(21)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on April 14, 2004.

(22)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(23)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10 -K for the fiscal year ended December 31, 2004.

(24)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 9, 2005.

(25)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 1, 2006.