Form 10-Q
period 2006-03-31
I FLOW CORP /DE/
filed 2006-05-03
CIK 857728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2006 there were 23,380,251 shares of common stock outstanding.

I-FLOW CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART 1 — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
I-FLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except per share data)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$12,146	$13,877
Short-term investments	11,385	13,276
Accounts receivable, less allowance for doubtful accounts of $4,140 and $3,372 at March 31, 2006 and December 31, 2005, respectively	24,871	22,344
Inventories, net	12,853	11,717
Prepaid expenses and other current assets	1,082	1,423

Total current assets	62,337	62,637

Property, net	14,546	14,867
Goodwill	2,639	2,639
Other intangible assets, net	2,616	2,655
Other long-term assets	155	155

Total assets	$82,293	$82,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,314	$3,839
Accrued payroll and related expenses	4,739	6,616
Accrued use taxes payable	1,193	1,173
Income taxes payable	462	337
Other current liabilities	495	939

Total current liabilities	11,203	12,904

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 40,000 shares authorized; 23,291 and 22,629 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	112,415	110,890
Accumulated other comprehensive loss	(244)	(242)
Accumulated deficit	(41,081)	(40,599)

Net stockholders’ equity	71,090	70,049

Total liabilities and stockholders’ equity	$82,293	$82,953

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Net product sales	$19,901	$16,270
Net rental income and other	7,717	6,471

Total revenues	27,618	22,741

Cost of revenues:
Product cost of revenues	5,322	4,340
Rental cost of revenues	2,010	1,762

Total cost of revenues	7,332	6,102

Gross profit	20,286	16,639

Operating expenses:
Selling and marketing	14,790	13,562
General and administrative	5,412	4,624
Product development	583	623

Total operating expenses	20,785	18,809

Operating loss	(499)	(2,170)
Interest income, net	164	239

Loss before income taxes	(335)	(1,931)
Income tax expense	147	78

Net loss	$(482)	$(2,009)

Net loss per share:
Basic and diluted	$(0.02)	$(0.09)

Comprehensive Operations:
Net loss	$(482)	$(2,009)
Foreign currency translation loss	(27)	(2)
Unrealized gain (loss) on investment securities	25	(65)

Comprehensive loss	$(484)	$(2,076)

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(482)	$(2,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,231	1,038
Provision for doubtful accounts receivable	771	385
Stock-based compensation	760	751
Provision for inventory obsolescence	180	(2)
Loss on property disposal	72	29
Changes in operating assets and liabilities:
Accounts receivable	(3,298)	(1,463)
Inventories	(1,316)	(1,318)
Prepaid expenses and other current assets	341	(89)
Accounts payable, accrued payroll and related expenses	(1,382)	(340)
Income taxes payable	125	79
Other current liabilities	(444)	82

Net cash used in operating activities	(3,442)	(2,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(850)	(2,346)
Purchases of investments	—	(1,209)
Maturities of investments	1,916	12,525
Sale of investments	—	985
Patent acquisitions	(93)	(125)

Net cash provided by investing activities	973	9,830

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	765	285

Net cash provided by financing activities	765	285

Effect of exchange rates on cash	(27)	(2)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,731)	7,256
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,877	10,021

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,146	$17,277

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Property acquisitions	$2	$—
See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at March 31, 2006 and the results of its operations and cash flows for the three-month periods ended March 31, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.
The financial statements included herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on March 3, 2006.
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
New Accounting Pronouncements – In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”), which requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted. The adoption of the provisions of FIN 47 did not have a material impact on the Company’s consolidated financial statements.
Accounting for Stock-Based Compensation – Effective January 1, 2006, the Company adopted SFAS No. 123-revised 2004, Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based compensation made to employees and directors. SFAS 123R replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In addition, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment, in March 2005, which provides supplemental SFAS 123R application guidance based on the view of the SEC which the Company also adopted on January 1, 2006.
The Company adopted SFAS 123R using the modified prospective application transition method. In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was approximately $0.8 million, all of which was recorded in selling, marketing, general and administrative expenses.
Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and non-employee directors using the intrinsic value method in accordance with APB 25 and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and adopted the disclosure-only alternative of SFAS 123. Stock options issued to consultants and vendors were accounted for at fair value. Because the Company had adopted the disclosure-only provisions of SFAS 123, no compensation cost was recognized in 2005 for stock option grants to employees or non-employee directors with exercise prices at least equal to the fair market value of the underlying shares at the grant date.

SFAS 123R requires companies to estimate the fair value of equity awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model, which it had previously used for valuation of option-based awards for its pro forma information required under SFAS 123 for periods prior to fiscal 2006. The determination of the fair value of option-based awards using the Black-Scholes model incorporates various assumptions including volatility, expected life of awards, risk-free interest rates and expected dividend. The expected volatility is based on the historical volatility of the price of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and non-employee directors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Expected life (in years)	3.0 – 5.0	5.0
Risk-free interest rate	4.72% – 4.74%	4.17%
Volatility	57%	86%
Dividend yield	0.00%	0.00%
Stock-based compensation expense is recognized for all new and unvested equity awards that are expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation for awards granted prior to January 1, 2006 is based on the grant date fair value as determined under the pro forma provisions of SFAS 123. In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation expense from the accelerated multiple-option approach to the straight-line single-option method. Compensation expense for all unvested equity awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach. Compensation expense for all equity awards granted subsequent to December 31, 2005 will be recognized using the straight-line single-option method. In accordance with SFAS 123R, the Company has factored in forfeitures in its recognition of stock-based compensation. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company accounted for forfeitures as they occurred in the pro forma information required under SFAS 123 for periods prior to fiscal 2006.
SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. No tax benefits were attributed to the share-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.
As of May 26, 2005, all active equity incentive plans of the Company were approved by its stockholders. All future grants of stock options (including incentive stock options or nonqualified stock options), restricted stock, or other forms of equity-based compensation to officers, employees, consultants and advisors of the Company and its affiliated entities are expected to be made under the I-Flow Corporation 2001 Equity Incentive Plan (the “2001 Plan”), which was approved by the stockholders in May 2001. The maximum number of shares of common stock that may be issued pursuant to awards under the 2001 Plan is currently 7,750,000, subject to adjustments for stock splits or other adjustments as defined in the 2001 Plan.
Stock Options
Options granted under the 2001 Plan become exercisable at such times as determined by the compensation committee of the board of directors or the board of directors itself and expire on various dates up to 10 years from the date of grant. Options granted to non-sales employees generally have an exercise price equal to the market price of the Company’s stock at the date of the grant, with vesting and contractual terms of five years. The equity awards that are granted to sales representatives and sales management are generally accounted for as options with an exercise price below fair market value, a maximum vesting term of three years and a contractual term of five years. Options generally provide for accelerated vesting if there is a change in control (as defined in the 2001 Plan or, as applicable, the officers’ employment and change in control agreements). The Company issues new shares upon the exercise of stock options. The following table provides a summary of all the Company’s outstanding options as of March 31, 2006 and of changes in options outstanding during the three months ended March 31, 2006:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Price Paid	Term	Intrinsic
(Amounts in thousands, except year and per share amounts)	of Shares	per Share	(in years)	Value

Options outstanding at December 31, 2005	4,154	$8.90
Options granted	387	$6.34
Options exercised	(133)	$5.87
Options forfeited or expired	(114)	$12.44

Options outstanding at March 31, 2006	4,294	$8.67	3.16	$25,469

Options vested and exercisable at March 31, 2006	3,448	$9.66	3.00	$17,790

The weighted-average fair value of options granted during the three months ended March 31, 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $10.92 per option and $12.81 per option, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.2 million and $1.8 million, respectively.
As of March 31, 2006, total unrecognized compensation expense related to unvested stock options was $5.5 million. This expense is expected to be recognized over a remaining weighted-average period of 1.96 years.
On November 9, 2005, the Company’s board of directors approved amendments of stock options that were previously granted to employees, officers and non-employee directors. The amendments included increasing the exercise price of options that were previously granted at a discount to the fair market value on the date the options were granted and accelerating the vesting of approximately 1.6 million unvested, “out-of-the-money” stock options. Approximately 1.4 million stock options with exercise prices of $11.52 or $14.94 per share were increased to $13.55 and $17.58 per share, respectively, effective November 9, 2005. In 2005, the Company compensated option holders for the increased exercise price by granting approximately 162,000 shares of the Company’s common stock such that the value of the shares granted (based on the closing price of the Company’s common stock on November 9, 2005 of $11.91) equaled the value of the lost discount in exercise price, net of shares withheld to pay withholding taxes.
Effective January 1, 2006, under SFAS 123R, approximately 0.3 million stock options with exercise prices of $1.33 or $2.47 per share were increased to $1.66 and $2.91 per share, respectively. In January 2006, the Company compensated the 25 affected option holders for the increased exercise price by granting approximately 5,000 shares of the Company’s common stock. A total of approximately $0.1 million of incremental compensation cost was recognized during the three months ended March 31, 2006 for the increased exercise prices and shares granted.
With respect to the acceleration of vesting, options with an exercise price greater than $11.91 per share (giving effect to the increased exercise price) were deemed to be “out-of-the-money.” The accelerated options, which are considered fully vested as of November 9, 2005, have exercise prices ranging from $12.05 to $19.81 per share and a weighted average exercise price of $15.45 per share. Among the primary purposes of the amended exercise price and acceleration were to comply with new deferred compensation tax laws, to promote employee motivation, retention and the perception of option value, and to avoid recognizing future compensation expense associated with out-of-the-money stock options upon adoption of SFAS 123R in fiscal 2006.
For stock options granted prior to the adoption of SFAS 123R, the following table illustrates the pro forma effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 in determining stock-based compensation for options:

Three Months Ended
(Amounts in thousands, except per share amounts)	March 31, 2005
Net loss – as reported	$(2,009)
Stock-based employee and director compensation included in net loss, net of tax	754
Total stock-based employee and director compensation expense determined under fair value based method for all awards, net of tax	(2,532)

Net loss – pro forma	$(3,787)

Basic and diluted net loss per share – as reported	$(0.09)
Basic and diluted net loss per share – pro forma	$(0.17)
Restricted Stock
Restricted stock awards are granted pursuant to the 2001 Plan and as determined by the compensation committee of the board of directors or the board of directors itself. Restricted stock awards granted to non-employee directors have a one-year vesting period from the date of grant. Restricted stock awards granted to officers and employees of the Company generally have vesting (i.e., lapse of restrictions) periods ranging from three to five years from the date of grant. The Company issues new shares upon the issuance of restricted stock awards or vesting of restricted stock rights. In accordance with SFAS 123R, the fair value of restricted stock awards is estimated based on the closing market value stock price on the date of share issuance and the expense is recognized straight-lined over the requisite period. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates. The following table provides a summary of the Company’s restricted stock awards as of March 31, 2006 and of changes in restricted stock outstanding under the 2001 Plan during the three months ended March 31, 2006:

	Number of	Weighted-Average
(Amounts in thousands, except per share amounts)	Shares	Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2005	—	$—
Shares issued	678	13.88
Shares vested	—	—
Shares forfeited	—	—

Restricted stock awards outstanding at March 31, 2006	678	$13.88

As of March 31, 2006, there was $8.9 million of total unrecognized compensation cost related to non-vested restricted stock awards. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.55 years.
2. Inventories
Inventories consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2006	2005
Raw materials	$7,497	$7,128
Work in process	2,913	2,001
Finished goods	3,602	3,667
Reserve for obsolescence	(1,159)	(1,079)

Total	$12,853	$11,717

3. Earnings (Loss) Per Share
Pursuant to SFAS No. 128, Earnings Per Share, the Company provides dual presentation of “Basic” and “Diluted” earnings per share.
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the periods presented, excluding unvested restricted stock which the Company has a right to repurchase in the event of early termination of employment or service.
Diluted net income (loss) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the treasury stock method for stock options and unvested restricted stock. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be anti-dilutive.
The following is a reconciliation between weighted-average shares used in the basic and diluted earnings per share calculations:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2006	2005
Net income (loss) (Numerator)	$(482)	$(2,009)

Basic net income per share (Denominator):
Weighted-average number of common shares outstanding	22,701	22,236
Effect of dilutive securities:
Stock options and unvested restricted stock	—	—

Diluted net income per share (Denominator):
Weighted-average number of common and common equivalent shares outstanding	22,701	22,236

Net income (loss) per share:
Basic and diluted	$(0.02)	$(0.09)

Options to purchase approximately 949,000 and 92,000 shares of common stock have been excluded from the treasury stock method calculation for diluted weighted-average common shares for the three-month periods ended March 31, 2006 and 2005, respectively, because their exercise prices exceeded the average market price of the Company’s common stock during these periods and their effect would be anti-dilutive.
4. Goodwill and Other Intangible Assets
The Company recognizes goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and other intangible assets with indefinite lives are recorded at their carrying value and are tested for impairment annually or more frequently if impairment indicators exist. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are consistent with the operating segments underlying the reporting segments identified in Note 6 – Operating Segments and Revenue Data. As of December 31, 2005, the Company had goodwill of approximately $2.6 million, which was entirely attributable to the Company’s Rentals operating segment.
The Company performed its annual impairment test on goodwill and other intangible assets as of June 30, 2005 and identified no goodwill impairment. No goodwill impairment indicators existed for the three months ended March 31, 2006 and, as a result, additional impairment testing was not required.

Amortizable intangible assets in the accompanying consolidated balance sheets are as follows:

	As of March 31, 2006
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$2,876	$1,148	$1,728
Licensing Rights	1,101	213	888

Total	$3,977	$1,361	$2,616

	As of December 31, 2005
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$2,857	$1,113	$1,744
Licensing Rights	1,101	190	911

Total	$3,958	$1,303	$2,655

The Company amortizes patents and licensing rights over seven and 10 years, respectively. On July 28, 2005, the Company entered into an agreement with Dr. Thomas Winters, M.D. to acquire the non-exclusive rights to utilize intellectual property, including registered United States patents, owned by Dr. Winters. Pursuant to the agreement, the Company made a cash payment of $900,000 to Dr. Winters and issued him options to purchase up to 5,000 shares of common stock of the Company. The options vest on the one year anniversary of the agreement and have an exercise price equal to the closing price of the Company’s common stock on July 28, 2005, $15.20 per share. All of the options will expire on the eight year anniversary of the agreement. The total intangible assets acquired of approximately $951,000, which included the cash payment of $900,000 and issuance of options with a fair value of approximately $51,000, will be amortized over their expected life. The fair value of the options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 62%; risk-free interest rate of 4.25%; and contractual life of eight years.
Amortization expense for the three months ended March 31, 2006 and 2005 was approximately $132,000 and $89,000, respectively. Annual amortization expense of intangible assets is currently estimated to be approximately $492,000, $448,000, $407,000, $347,000 and $273,000 in 2006, 2007, 2008, 2009 and 2010, respectively.
5. Stockholders’ Equity
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. To date, a total of 285,776 shares have been repurchased under this program. No shares were repurchased during the three months ended March 31, 2006 or 2005.
6. Operating Segments and Revenue Data
The Company operates in two reportable operating segments: the manufacturing and marketing of medical infusion pumps (the “Manufacturing and Marketing” operating segment) and the rental and third party insurance billing of electronic medical infusion pumps that are manufactured by companies other than I-Flow Corporation and its subsidiaries (the “Rentals” operating segment). The Manufacturing and Marketing operating segment consists of two major market segments, the IV Infusion Therapy market segment and Regional Anesthesia market segment. The Rentals operating segment consists of the activities of InfuSystem, Inc. (“Infusystem”), a wholly owned subsidiary of the Company, which provides infusion pumps for chemotherapy to the Oncology Infusion Services market segment.

Operating segment information is as follows for the three-month periods ended March 31, 2006 and 2005:

	Manufacturing and
(Amounts in thousands)	Marketing	Rentals	Consolidated
Three months ended March 31, 2006
Revenues	$19,901	$7,717	$27,618
Operating income (loss)	(2,841)	2,342	(499)
Assets	53,409	28,884	82,293
Depreciation and amortization	356	875	1,231
Property additions	376	474	850
Three months ended March 31, 2005
Revenues	$16,270	$6,471	$22,741
Operating income (loss)	(4,240)	2,070	(2,170)
Assets	62,236	20,975	83,211
Depreciation and amortization	344	694	1,038
Property additions	—	2,346	2,346
For the three months ended March 31, 2006, sales to B. Braun Medical S.A. and B. Braun Medical, Inc. accounted for 7% and 6% of the Company’s total revenues, respectively. For the three months ended March 31, 2005, sales to B. Braun Medical S.A. and B. Braun Medical, Inc. accounted for 7% and 6% of the Company’s total revenues, respectively.
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
The terms of the foregoing types of obligations vary. A maximum obligation arising out of these types of agreements is generally not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no liabilities have been recorded for these obligations on its balance sheets as of March 31, 2006 and December 31, 2005.
In August 2005, the State of Michigan Department of Treasury issued a decision and order of determination which provided that InfuSystem is liable for use taxes on its purchases of infusion pumps. As a result, the Company has recorded to date a cumulative net increase to gross fixed assets of $1,088,000, a tax liability of $1,193,000, and total expense of $710,000 (of which $69,000 was recorded during the three months ended March 31, 2006), consisting of $547,000 cost of sales (of which $50,000 was recorded during the three months ended March 31, 2006) and $163,000 accrued interest expense (of which $19,000 was recorded during the three months ended March 31, 2006). InfuSystem is currently appealing the decision. The Company believes that portable infusion pumps, which allow cancer patients to be ambulatory and to lead a reasonably normal life, qualify for an exemption from tax under Michigan law.
The Company is involved in litigation arising from the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management, any resulting future liability will not have a material adverse effect on I-Flow Corporation and its subsidiaries, taken as a whole.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s current opinions about trends and factors that may impact future operating results. Statements that use words such as “may,” “will,” “should,” “believes,” “anticipates” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to material risks, assumptions and uncertainties, which could cause actual results to differ materially from those currently expected, and readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-K, 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include, among others: implementation of the Company’s direct sales strategy; dependence on the Company’s suppliers and distributors; the Company’s continuing compliance with applicable laws and regulations, such as the Food, Drug and Cosmetic Act, and the FDA’s concurrence with management’s subjective judgment on compliance issues; the reimbursement system currently in place and future changes to that system; product availability and acceptance; competition in the industry; technological changes; intellectual property challenges and claims; economic and political conditions in foreign countries; currency exchange rates; inadequacy of booked reserves; and reliance on the success of the home health care industry. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.
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
Revenue Recognition
The Company recognizes revenue from product sales at the time of shipment and passage of title. The Company offers the right of return for defective products and continuously monitors and tracks product returns. The Company records a provision for the estimated amount of future returns based on historical experience and any notification received of pending returns. Although returns have historically been insignificant, the Company cannot guarantee that it will continue to experience the same return rates as it has in the past. Any significant increase in product returns could have a material adverse impact on the Company’s operating results for the period or periods in which the returns materialize.
The Company does not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; shipment and passage of title has occurred; the price to the customer is fixed or determinable; and collectibility is reasonably assured.
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
Goodwill and Other Intangible Assets
SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), required the Company to cease amortizing goodwill and indefinite life intangible assets effective January 1, 2002. The Company’s business combinations have at various times resulted in the acquisition of goodwill and other intangible assets, which may affect the amount of future period amortization expense and impairment expense that the Company may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect its consolidated financial statements. The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The Company compares the fair value of its reporting units to their carrying value, as well as other factors, to determine whether or not any potential impairment of goodwill exists. If a potential impairment exists, an impairment loss is recognized to the extent the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company cannot guarantee that there will be no impairment in the future. If the Company is required to recognize an impairment of goodwill, the Company’s operating results could be significantly and adversely affected. See Note 4 to Condensed Consolidated Financial Statements.
Stock-Based Compensation
Beginning January 1, 2006, the Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment (“SFAS 123R”). Under the provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
Overview
The Company designs, develops and markets technically advanced, low-cost drug delivery systems and services that provide life-enhancing, cost-effective solutions for pain relief and intravenous infusion therapy. The Company focuses on three distinct markets: Regional Anesthesia, IV Infusion Therapy, and Oncology Infusion Services. The Company’s products are used in hospitals, ambulatory surgery centers, physicians’ offices and patients’ homes.
The Company’s recent strategic focus for future growth has been on the rapidly growing Regional Anesthesia and Oncology Infusion Services markets, with particular emphasis on the Company’s pain relief products marketed under its ON-Q® brand. The Company intends to continue its sales and marketing efforts to further penetrate the United States post-surgical pain relief market for its ON-Q products.
Results of Operations
Revenue
Net revenues increased 21%, or $4.9 million, to $27.6 million for the three months ended March 31, 2006 from $22.7 million for the three months ended March 31, 2005. Net revenues for the three months ended March 31, 2006 increased despite the unfavorable carryover impact of Hurricanes Katrina and Rita in the Gulf Coast region during fiscal 2005 and shortages of a commonly-used chemotherapy drug that impacted the revenue of our InfuSystem subsidiary, which is discussed further below.
Net product revenues increased 22%, or $3.6 million, to $19.9 million for the three months ended March 31, 2006 from $16.3 million for the three months ended March 31, 2005. Rental income, comprised of the revenues of the Company’s InfuSystem subsidiary, increased 19%, or $1.2 million, to $7.7 million for the three months ended March 31, 2006 from $6.5 million for the three months ended March 31, 2005.
The Company’s product revenues from the Manufacturing and Marketing operating segment were generated in two primary markets: Regional Anesthesia and IV Infusion Therapy. Regional Anesthesia product revenues increased 32%, or $3.5 million, to $14.3 million for the three months ended March 31, 2006 from $10.8 million for the three months ended March 31, 2005. This increase was primarily due to increased clinical usage of the ON-Q PainBuster® Post-Operative Pain Relief System by surgeons in the United States. Regional Anesthesia products include the ON-Q PainBuster Post-Operative Pain Relief System, the Soaker® Catheter, the new SilverSoaker™ Catheter and the C-bloc® Continuous Nerve Block System.
Sales of IV Infusion Therapy products, which include the Company’s intravenous elastomeric pumps, mechanical infusion devices and disposables, increased 3%, or $0.1 million, to $5.6 million for the three months ended March 31, 2006 from $5.5 million for the three months ended March 31, 2005. The increase primarily resulted from increased sales of IV Infusion Therapy products to U.S. and international distributors, including B. Braun Medical Inc. in the United States and B. Braun Medical S.A (France) internationally. The Company has a distribution agreement with B. Braun Medical S.A, a manufacturer and distributor of pharmaceuticals and infusion products, to distribute the Company’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa.
Revenues from the Rentals operating segment provided by the Company’s InfuSystem subsidiary within the Oncology Infusion Services market increased 19%, or $1.2 million, to $7.7 million for the three months ended March 31, 2006 from $6.5 million for the three months ended March 31, 2005. This increase is substantially due to an increased usage of new drugs and clinical protocols that require the use of ambulatory electronic pumps instead of oral application or rapid injection of chemotherapy drugs. Net revenues for the three months ended March 31, 2006 increased despite the unfavorable impact of shortages of fluorouracil (“5-FU”), a commonly-used chemotherapy drug, that began in the fourth quarter of 2005 and continued into the first quarter of 2006. The Company estimates that the impact from the drug shortage was in excess of $1.0 million during the three months ended March 31, 2006. Availability of 5-FU returned to normal at the end of the first quarter of 2006, and the Company does not expect the 5-FU shortage to have further impact on the performance of this operating segment.
Cost of Revenues
Cost of revenues increased 20%, or $1.2 million, to $7.3 million for the three months ended March 31, 2006 from $6.1 million for the three months ended March 31, 2005. These increases were primarily due to higher sales volume. As a percentage of net product sales, product cost of revenues was comparable for the three months ended March 31, 2006 compared to the same period in the prior year.
Rentals cost of revenues decreased as a percentage of Rentals revenues by one percentage point for the three months ended March 31, 2006 compared to the same period in the prior year. The decrease was due to better pump utilization and to a decrease in the shipment of disposable supplies in proportion to revenues that resulted in decreased cost of sales in proportion to revenues. Less supplies were shipped because there was a shortage of 5-FU during the first quarter of 2006. The decrease for the three months ended March 31, 2006 was partially offset by $50,000 cost of sales recorded in the first quarter related to a dispute with the State of Michigan Department of Treasury concerning InfuSystem’s potential liability for use taxes on purchases of infusion pumps. In August 2005, the State of Michigan Department of Treasury issued a decision and order of determination which provided that InfuSystem is liable for use taxes on its purchases of infusion pumps. As a result, the Company has recorded to date a cumulative net increase to gross fixed assets of $1,088,000, a tax liability of $1,193,000, and total expense of $710,000 (of which $69,000 was recorded during the three months ended March 31, 2006), consisting of $547,000 cost of sales (of which $50,000 was recorded during the three months ended March 31, 2006) and $163,000 accrued interest expense (of which $19,000 was recorded during the three months ended March 31, 2006). InfuSystem is currently appealing the decision. The Company believes that portable infusion pumps, which allow cancer patients to be ambulatory and to lead a reasonably normal life, qualify for an exemption from use tax under Michigan law.
Selling and Marketing Expenses
Selling and marketing expenses increased 9%, or $1.2 million, to $14.8 million for the three months ended March 31, 2006 from $13.6 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, the increase was primarily attributable to increases of $1.8 million in compensation and related expenses, partially offset by $0.8 million decrease in advertising and promotions expense. The Company recognized stock-based compensation costs related to selling and marketing expenses of approximately $335,000 and $484,000 during the three months ended March 31, 2006 and 2005, respectively. The adoption of SFAS 123R in fiscal 2006 did not have a significant impact on stock-based compensation expense for selling and marketing expenses because the Company was required to recognize such expenses under the prior accounting guidance for the stock awards issued to the sales force which were generally granted with an exercise price below fair market value. As a percentage of net revenues, selling and marketing expenses decreased by approximately six percentage points for the three months ended March 31, 2006 versus the prior year primarily because net revenues increased at a rate that outpaced the increase in selling and marketing expenses described below.
Increases in selling and marketing expenses for the three months ended March 31, 2006 were primarily due to costs related to the realignment and expansion of the Company’s direct sales force in the United States. In a transaction effective January 1, 2002, I-Flow re-acquired from Ethicon Endo-Surgery, Inc. the contractual rights to distribute ON-Q products on a direct basis. Since that time, ON-Q revenues have increased rapidly, and the Company’s primary strategy in the Regional Anesthesia market has been to rapidly increase market awareness of the clinical and economic advantages of ON-Q technology through a combination of clinical studies, sales force expansion and marketing programs.
General and Administrative Expenses
General and administrative expenses increased 17%, or $0.8 million, to $5.4 million for the three months ended March 31, 2006 from $4.6 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, the increase was primarily attributable to increases in bad debt expense ($0.3 million), non-cash compensation expense related to the amortization of deferred compensation ($0.2 million) and compensation and related expenses ($0.1 million). Increases in compensation and related expenses for the three months ended March 31, 2006 were primarily due to increased staffing to support the growth of the Company. Increases in non-cash compensation expense related to the amortization of deferred compensation were primarily due to the adoption of SFAS 123R in fiscal 2006 which requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based compensation, including unvested stock options previously granted to employees at exercise prices equal to the fair market value of the underlying shares at the grant date. The Company recognized stock-based compensation costs related to general and administrative expenses of approximately $476,000 and $267,000 during the three months ended March 31, 2006 and 2005, respectively. As a percentage of net revenues, general and administrative expenses decreased by approximately one percentage point for the three months ended March 31, 2006 versus the prior year period because net revenues increased at a rate that outpaced the increase in general and administrative expenses.
Product Development Expenses
Product development expenses include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses decreased 6%, or $40,000, to $583,000 for the three months ended March 31, 2006 from $623,000 for the three months ended March 31, 2005. The decreases were primarily due to a decrease in compensation and related expenses that resulted from a decrease in the number of headcount. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market.
Interest Income, Net
Interest income, net of interest expense decreased 31%, or $75,000, to $164,000 for the three months ended March 31, 2006 from $239,000 for the three months ended March 31, 2005. The decrease was primarily due to the decrease in investment income from the decrease in our short-term investments and the accrual of approximately $19,000 of interest expense by InfuSystem in connection with a dispute with the State of Michigan Department of Treasury related to use taxes on purchases of infusion pumps.
Income Taxes
Income tax expense increased 88%, or $69,000, to $147,000 for the three months ended March 31, 2006 from $78,000 for the three months ended March 31, 2005. The Company’s effective tax expense rate for the three months ended March 31, 2006 was 43.9% compared to a rate of 4.0% for the same period in the prior year, primarily because the decrease in the consolidated loss before income taxes was proportionately greater than the increase in income subject to state income taxes.
Liquidity and Capital Resources
During the three-month period ended March 31, 2006, cash used in operating activities was $3.4 million compared to $2.9 million for the same period in the prior year. The increase in cash used by operating activities is primarily due to an increase in accounts receivables resulting from overall increases in revenues and the timing of collections and decrease in accounts payable due the timing of disbursements, offset in part by the Company’s improved operating performance.

During the three-month period ended March 31, 2006, cash provided by investing activities was $1.0 million compared $9.8 million for the same period in the prior year. The decrease in cash provided by investing activities was primarily due to a decrease in net proceeds from the maturities and sale of investments, offset in part by the larger decrease in the purchases of electronic infusion pumps for the Company’s InfuSystem subsidiary to support its growing rental business in the Oncology Infusion Services market. The Company spent $0.5 million on the purchases of electronic infusion pumps during the three months ended March 31, 2006 compared to $2.3 million during the three months ended March 31, 2005.
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
During the three-month period ended March 31, 2006, cash provided by financing activities was $0.8 million compared to $0.3 million the prior year. The increase in cash provided by financing activities was due to an increase in the proceeds from the exercise of stock options during the three months ended March 31, 2006.
As of March 31, 2006, the Company had cash and cash equivalents of $12.1 million, short-term investments of $11.4 million, net accounts receivable of $24.9 million and net working capital of $51.1 million. Management believes the current funds, together with possible borrowings on the existing lines of credit and other bank loans, are sufficient to provide for the Company’s projected needs to maintain operations for at least the next 12 months. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.
The Company has a $10.0 million working capital line of credit with Silicon Valley Bank. The line of credit facility was renewed on April 29, 2006 and expires on April 28, 2007. The Company may borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at either the bank’s prime rate (7.75% at March 31, 2006) or LIBOR plus 2.75%, at the Company’s option. As of March 31, 2006, $10.0 million was available for borrowing and there were no outstanding borrowings.
The Company’s InfuSystem subsidiary has a revolving line of credit with a bank under which it may borrow up to the lesser of $3.5 million or 80% of eligible accounts receivable, as defined, at the bank’s prime rate less 0.25% (7.5% at March 31, 2006). As of March 31, 2006, there were funds available for borrowing of $3.5 million and no outstanding borrowings. The credit line expires on June 30, 2006. InfuSystem also has a loan facility under which it may borrow up to $2.5 million for the purchase of equipment. As of March 31, 2006, there were no outstanding borrowings under the loan facility.
The Company’s lines of credit are collateralized by substantially all of the Company’s assets and require the Company to comply with covenants principally relating to the achievement of a minimum profitability level and satisfaction of a quick ratio test. As of March 31, 2006, the Company believes that it was in compliance with both covenants.
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. To date, a total of 285,776 shares have been repurchased under this program. No shares were repurchased during the three months ended March 31, 2006 or 2005.
The Company had no material changes outside the normal course of business in the contractual obligations and commercial commitments disclosed in Item 7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, under the caption “Contractual Obligations and Commercial Commitments.”

New Accounting Pronouncements
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
The principal objective of the Company’s asset management activities is to maximize net investment income while maintaining acceptable levels of credit and interest rate risk and facilitating its funding needs. At March 31, 2006, the carrying values of the Company’s financial instruments approximated fair values based on current market prices and rates. Approximately 52% of the Company’s cash equivalents and short-term investments have maturity dates of 90 days or less from the date acquired and approximately 48% have maturity dates of greater than 90 days but not more than 365 days. The Company is susceptible to market value fluctuations with regard to our short-term investments. However, due to the relatively short maturity period of those investments and based on their highly liquid nature, the risk of material market value fluctuations is not expected to be significant.
Foreign Currency
The Company has a subsidiary in Mexico. As a result, the Company is exposed to potential transaction gains and losses resulting from fluctuations in foreign currency exchange rates. The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.
Item 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
As of May 3, 2006, the Company was involved in legal proceedings in the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management, any resulting future liability will not have a material adverse effect on I-Flow Corporation and its subsidiaries, taken as a whole.
Item 1A. RISK FACTORS
The Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of the Company’s risk factors. Pursuant to the instructions to Form 10-Q, the Company has provided below only those risk factors that are new or that have been materially amended since the time that the Company filed its most recent Form 10-K. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in the Company’s most recent Form 10-K.
RISK FACTORS RELATING TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE
We have experienced net losses in prior periods and have an accumulated deficit. Future losses are possible.
As of March 31, 2006, our accumulated deficit was approximately $41.1 million. We had a net loss of $0.5 million for the three months ended March 31, 2006. We had net income (losses) of ($8.4 million), ($17.1 million) and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. We may not achieve or maintain profitability in the future, and further losses may arise.
Changes in reimbursement rates may adversely impact InfuSystem’s revenues.
Our wholly owned subsidiary, InfuSystem, depends primarily on third-party reimbursement for the collection of its revenues. InfuSystem is paid directly by private insurers and governmental agencies, often on a fixed fee basis, for infusion services provided by InfuSystem to patients. InfuSystem’s oncology revenues comprised 28% of our consolidated revenues for the three months ended March 31, 2006. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues of InfuSystem could have a material adverse effect on our financial condition and results of operations.
We may need to raise additional capital in the future to fund our operations. We may be unable to raise funds when needed or on acceptable terms.
During the three months ended March 31, 2006, our operating activities used cash of $3.4 million and our investing activities provided cash of $1.0 million. As of March 31, 2006, we had cash and equivalents of $12.1 million, short-term investments of $11.4 million and net accounts receivable of $24.9 million. We believe our current funds, together with possible borrowings on our existing lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to reduce our operations or seek additional financing.
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
For the three months ended March 31, 2006, sales to customers in foreign countries comprised approximately 12% of our revenues. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.
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
For the three months ended March 31, 2006, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 7% and 6% of the Company’s total revenues, respectively. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical Inc. could cause a material decline in our overall sales and a material adverse effect on our business.
RISK FACTORS RELATED SPECIFICALLY TO OUR COMMON STOCK
The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.
Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the month of April 2006 was approximately 247,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.
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
Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding options and warrants may be resold pursuant to currently effective registration statements. As of March 31, 2006, there were:
•	22,769,320 shares of common stock that are freely tradable in the public markets;

•	215,109 shares of common stock underlying outstanding warrants which have been registered for resale under a Registration Statement on Form S-3 (Registration No. 333-109096); and

•	an aggregate of 4,971,474 shares of common stock that are subject to awards under our equity incentive plans, including shares of restricted stock and stock options.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. To date, a total of 285,776 shares have been repurchased under this program. No shares were repurchased during the three months ended March 31, 2006.
Item 5. OTHER INFORMATION
On April 29, 2006, the Amended and Restated Loan and Security Agreement, dated April 30, 2005 (the “Agreement”) by and between the Company and Silicon Valley Bank (“SVB”), which provided the Company with a $10 million line of credit, was set to expire. On April 29, 2006, the Company entered into an Amendment to Loan Agreement with SVB effective as of April 29, 2006 (the “Amendment”), which extended the term of the Agreement to April 28, 2007. Pursuant to the terms of the Amendment, SVB has agreed to continue providing the Company with a $10 million revolving credit facility. The line of credit facility bears interest at either the bank’s prime rate or LIBOR plus 2.75%, at the Company’s option. The Amendment also contains covenants with which the Company must comply, including covenants that pertain to the ratio of certain assets and liabilities of the Company and to the amount of adjusted net losses. The Amendment is filed as Exhibit 10.37 to this Form 10-Q, and is incorporated herein by reference.
Item 6. EXHIBITS
The Exhibit Index included herewith is incorporated herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-FLOW CORPORATION

Date: May 3, 2006	/s/Donald M. Earhart Donald M. Earhart
President, Chairman and Chief Executive Officer
(On behalf of the registrant)

Date: May 3, 2006	/s/James R. Talevich

James R. Talevich
Chief Financial Officer
(As principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement, dated October 28, 2004, by and between Integra LifeSciences Corporation and I-Flow Corporation (1)

2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation (2)

2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. (3)

2.4	Agreement and Plan of Merger, dated February 9, 1998, by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (4)

2.5	Agreement for Purchase and Sale of Assets, dated July 3, 1996, by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (5)

3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation (6)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (2)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (7)

4.1	Specimen Common Stock Certificate (20)

4.2	Warrant Agreement, dated February 13, 1990, between the Company and American Stock Transfer & Trust Company, as warrant agent (9)

4.3	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as rights agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase (7)

4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.6	Form of Warrant, dated September 4, 2003 (1)

4.7	Form of Registration Rights Agreement, dated September 4, 2003 (1)

10.1	Form of Securities Purchase Agreement, dated September 2, 2003 (1)

10.2	I-Flow Corporation Amended and Restated 2001 Equity Incentive Plan (11) *

10.3	2003 Restricted Stock Plan of I-Flow Corporation (10)*

10.4	2001 Restricted Stock Plan of I-Flow Corporation (12)*

10.5	1996 Stock Incentive Plan (13)*

10.6	1992 Non-Employee Director Stock Option Plan (14)*

10.7	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan, restated as of March 23, 1992 (15)*

10.8	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996 (16)

10.9	Summary of the terms of the COIP for 2005 (23)*

10.10	Summary of the terms of the COIP for 2006 (25)*

10.11	Addendum to manufacturing plant lease agreement (23)

10.12	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997 (17)

10.13	Block Medical de Mexico lease agreement dated December 7, 1999 (22)

Exhibit No.	Exhibit
10.14	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated January 30, 2004 (22)

10.15	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated May 8, 2003 (10)

10.16	Loan Agreement, dated March 31, 2000, by and among InfuSystem, Inc., I-Flow Corporation and Old Kent Bank (10)

10.17	First Amendment to Loan Agreement, dated April 1, 2002, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank) (10)

10.18	Second Amendment to Loan Agreement, dated April 1, 2003, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank) (10)

10.19	Second Amended and Restated Promissory Note, dated April 1, 2004, between InfuSystem, Inc. and Fifth Third Bank (formerly Old Kent Bank) (10)

10.20	Promissory Note with Donald M. Earhart dated June 15, 2001 (8)*

10.21	Underwriting Agreement, dated April 13, 2004 (21)

10.22	Employment Agreement with Donald M. Earhart, dated May 16, 1990 (18)*

10.23	Amendment No. 1 to Employment Agreement with Donald M. Earhart, dated June 21, 2001 (8)*

10.24	Amendment No. 2 to Employment Agreement with Donald M. Earhart, dated February 23, 2006 (25)*

10.25	Amended and Restated Employment Agreement with James J. Dal Porto, dated June 21, 2001 (8)*

10.26	Amendment No. 1 to Employment Agreement with James J. Dal Porto, dated February 23, 2006 (25)*

10.27	Employment Agreement with James R. Talevich, dated June 30, 2000 (19) *

10.28	Amendment No. 1 to Employment Agreement with James R. Talevich, dated February 23, 2006 (25)*

10.29	Agreement Re: Change in Control with Donald M. Earhart, dated June 21, 2001 (8)*

10.30	Amendment No. 1 to Agreement Re: Change in Control with Donald M. Earhart, dated February 23, 2006 (25)*

10.31	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (8)*

10.32	Amendment No. 1 to Agreement Re: Change in Control with James J. Dal Porto, dated February 23, 2006 (25)*

10.33	Agreement Re: Change in Control with James R. Talevich, dated June 21, 2001 (8)*

10.34	Amendment No. 1 to Agreement Re: Change in Control with James R. Talevich, dated February 23, 2006 (25)*

10.35	Form of Restricted Stock Agreement (25)*

10.36	Amendment to Loan Agreement, dated as of April 30, 2005, between I-Flow Corporation and Silicon Valley Bank (24)

10.37	Amendment to Loan Agreement, dated as of April 29, 2006, between I-Flow Corporation and Silicon Valley Bank

10.38	Form of Indemnification Agreement (25)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on June 1, 2005.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Definitive Proxy Statement filed on March 27, 1996.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Post-Effective Amendment to its Registration Statement (No. 33-41207) filed on October 27, 1992.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated April 14, 1997.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(19)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(20)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(21)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on April 14, 2004.

(22)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(23)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10 -K for the fiscal year ended December 31, 2004.

(24)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 9, 2005.

(25)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 1, 2006.