Form 10-Q
period 2006-06-30
I FLOW CORP /DE/
filed 2006-08-03
CIK 857728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 31, 2006 there were 23,439,353 shares of common stock outstanding.

I-FLOW CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART 1 — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
I-FLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$15,635	$13,877
Short-term investments	8,791	13,276
Accounts receivable, less allowance for doubtful accounts of $3,824 and $3,372 at June 30, 2006 and December 31, 2005, respectively	26,158	22,344
Inventories, net	13,237	11,717
Prepaid expenses and other current assets	1,942	1,423
Deferred taxes	83	—

Total current assets	65,846	62,637

Property, net	14,179	14,867
Goodwill	2,639	2,639
Other intangible assets, net	2,629	2,655
Other long-term assets	155	155

Total assets	$85,448	$82,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,374	$3,839
Accrued payroll and related expenses	5,504	6,616
Accrued use taxes payable	1,235	1,173
Income taxes payable	365	337
Other current liabilities	510	939

Total current liabilities	11,988	12,904

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 40,000 shares authorized; 23,395 and 22,629 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	114,379	110,890
Accumulated other comprehensive loss	(271)	(242)
Accumulated deficit	(40,648)	(40,599)

Net stockholders’ equity	73,460	70,049

Total liabilities and stockholders’ equity	$85,448	$82,953

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Net product sales	$22,435	$17,851	$42,336	$34,121
Net rental income and other	7,966	6,332	15,683	12,803

Total revenues	30,401	24,183	58,019	46,924

Cost of revenues:
Product cost of revenues	6,016	4,525	11,338	8,865
Rental cost of revenues	2,110	1,834	4,120	3,596

Total cost of revenues	8,126	6,359	15,458	12,461

Gross profit	22,275	17,824	42,561	34,463

Operating expenses:
Selling and marketing	15,645	13,067	30,435	26,629
General and administrative	5,696	4,903	11,108	9,527
Product development	564	672	1,147	1,295

Total operating expenses	21,905	18,642	42,690	37,451

Operating income (loss)	370	(818)	(129)	(2,988)
Interest income, net	193	234	357	473

Income (loss) before income taxes	563	(584)	228	(2,515)
Income tax expense	130	61	277	139

Net income (loss)	$433	$(645)	$(49)	$(2,654)

Net income (loss) per share:
Basic	$0.02	$(0.03)	$(0.00)	$(0.12)

Diluted	$0.02	$(0.03)	$(0.00)	$(0.12)

Comprehensive Operations:
Net income (loss)	$433	$(645)	$(49)	$(2,654)
Foreign currency translation gain (loss)	(62)	61	(89)	59
Unrealized gain (loss) on investment securities	35	28	60	(37)

Comprehensive income (loss)	$406	$(556)	$(78)	$(2,632)

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49)	$(2,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,493	1,699
Depreciation and amortization	2,492	2,127
Provision for doubtful accounts receivable	1,806	823
Loss on property disposal	138	45
Provision for inventory obsolescence	89	32
Changes in operating assets and liabilities:
Accounts receivable	(5,620)	(3,590)
Inventories	(1,609)	(3,504)
Prepaid expenses and other current assets	(519)	(658)
Accounts payable, accrued payroll and related expenses	(515)	(856)
Income taxes payable	(55)	138
Other current liabilities	(429)	90

Net cash used in operating activities	(1,778)	(6,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(1,678)	(4,731)
Purchases of investments	(700)	(11,842)
Maturities of investments	5,245	22,690
Sale of investments	—	985
Patent acquisitions	(238)	(308)

Net cash provided by investing activities	2,629	6,794

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	996	874

Net cash provided by financing activities	996	874

Effect of exchange rates on cash	(89)	59

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,758	1,419
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,877	10,021

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,635	$11,440

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments	$332	$1

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Property acquisitions	$10	$—
See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at June 30, 2006 and the results of its operations for the three and six-month periods ended June 30, 2006 and 2005 and cash flows for the six-month periods ended June 30, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.
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
New Accounting Pronouncements – In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of FIN 48 and its impact on the Company’s consolidated financial statements.
Accounting for Stock-Based Compensation – Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123-revised 2004, Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based compensation made to employees and directors. SFAS 123R replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In addition, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment, in March 2005, which provides supplemental SFAS 123R application guidance based on the view of the SEC which the Company also adopted on January 1, 2006.
The Company adopted SFAS 123R using the modified prospective application transition method. In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2006 was approximately $1.7 million and $2.5 million, respectively, all of which was recorded in selling, marketing, general and administrative expenses.
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

SFAS 123R requires companies to estimate the fair value of equity awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model, which it had previously used for valuation of option-based awards for its pro forma information required under SFAS 123 for periods prior to fiscal 2006. The determination of the fair value of option-based awards using the Black-Scholes model incorporates various assumptions including volatility, expected life of awards, risk-free interest rates and expected dividend. The expected volatility is based on the historical volatility of the price of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and non-employee directors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected life (in years)	5.0	5.0	5.0	5.0
Risk-free interest rate	5.07%	3.77%	4.72% – 5.07%	3.70% – 4.17%
Volatility	56%	84%	56% – 57%	84% – 89%
Dividend yield	0.00%	0.00%	0.00%	0.00%
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
SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. No tax benefits were attributed to the share-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.
From and after May 26, 2005, all active equity incentive plans of the Company have been approved by its stockholders. All future grants of stock options (including incentive stock options or nonqualified stock options), restricted stock, restricted stock units or other forms of equity-based compensation to officers, employees, consultants and advisors of the Company and its affiliated entities are expected to be made under the I-Flow Corporation 2001 Equity Incentive Plan (the “2001 Plan”), which was approved by the stockholders in May 2001. The maximum number of shares of common stock that may be issued pursuant to awards under the 2001 Plan is currently 7,750,000, subject to adjustments for stock splits or other adjustments as defined in the 2001 Plan.
Stock Options
Options granted under the 2001 Plan become exercisable at such times as determined by the compensation committee of the board of directors or the board of directors itself and expire on various dates up to 10 years from the date of grant. Options currently granted to employees generally have an exercise price equal to the market price of the Company’s stock at the date of the grant, with vesting and contractual terms of five years. Options generally provide for accelerated vesting if there is a change in control (as defined in the 2001 Plan or, as applicable, the officers’ employment and change in control agreements). The Company issues new shares upon the exercise of stock options. The following table provides a summary of all the Company’s outstanding options as of June 30, 2006 and of changes in options outstanding during the six months ended June 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise Price	Term	Intrinsic
(Amounts in thousands, except per share amounts)	of Shares	per Share	(in years)	Value
Options outstanding at December 31, 2005	3,828	$9.66
Options granted	185	$13.79
Options exercised	(196)	$5.24
Options forfeited or expired	(103)	$15.08

Options outstanding at June 30, 2006	3,714	$9.95	2.83	$14,052

Options vested and exercisable at June 30, 2006	3,298	$10.03	2.78	$12,530

The above table excludes equity awards granted to sales representatives and sales management with exercise prices below fair market value. Such awards have been included in the restricted stock units table below.
The weighted-average fair value of options granted during the six months ended June 30, 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $7.41 per option and $12.06 per option, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $1.8 million and $3.1 million, respectively.
As of June 30, 2006, total unrecognized compensation expense related to unvested stock options was $1.4 million. This expense is expected to be recognized over a remaining weighted-average period of 1.48 years.
On November 9, 2005, the Company’s board of directors approved amendments of stock options that were previously granted to employees, officers and non-employee directors. The amendments included increasing the exercise price of options that were previously granted at a discount to the fair market value on the date the options were granted and accelerating the vesting of approximately 1.6 million unvested, “out-of-the-money” stock options. Approximately 1.4 million stock options with exercise prices of $11.52 or $14.94 per share were increased to $13.55 and $17.58 per share, respectively, effective November 9, 2005. In 2005, the Company compensated affected option holders for the increased exercise price by granting approximately 162,000 shares of the Company’s common stock such that the value of the shares granted (based on the closing price of the Company’s common stock on November 9, 2005 of $11.91) equaled the value of the lost discount in exercise price, net of shares withheld to pay withholding taxes.
Effective January 1, 2006, under SFAS 123R, approximately 0.3 million stock options with exercise prices of $1.33 or $2.47 per share were increased to $1.66 and $2.91 per share, respectively. In January 2006, the Company compensated the 25 affected option holders for the increased exercise price by granting approximately 5,000 shares of the Company’s common stock. A total of approximately $0.1 million of incremental compensation cost was recognized during the six months ended June 30, 2006 for the increased exercise prices and shares granted.
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
For stock options granted prior to the adoption of SFAS 123R, the following table illustrates the pro forma effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 in determining stock-based compensation for options:

	Three Months Ended	Six Months Ended
(Amounts in thousands, except per share amounts)	June 30, 2005	June 30, 2005
Net loss – as reported	$(645)	$(2,654)
Stock-based employee and director compensation included in net loss, net of tax	944	1,698
Total stock-based employee and director compensation expense determined under fair value based method for all awards, net of tax	(2,780)	(5,312)

Net loss – pro forma	$(2,481)	$(6,268)

Basic and diluted net loss per share – as reported	$(0.03)	$(0.12)
Basic and diluted net loss per share – pro forma	$(0.11)	$(0.28)
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock units are granted pursuant to the 2001 Plan and as determined by the compensation committee of the board of directors or the board of directors itself. Restricted stock awards granted to non-employee directors have a one-year vesting (i.e., lapse of restrictions) period from the date of grant. Restricted stock and restricted stock units granted to officers and employees of the Company generally have vesting periods ranging from three to five years from the date of grant. Restricted stock units granted to sales representatives and sales management have a maximum vesting term of three years from the date of grant. The Company issues new shares upon the issuance of restricted stock or vesting of restricted stock units. In accordance with SFAS 123R, the fair value of restricted stock and restricted stock units is estimated based on the closing market value stock price on the date of grant and the expense is recognized straight-lined over the requisite period. The total number of shares of restricted stock and restricted stock units expected to vest is adjusted by estimated forfeiture rates. The following table provides a summary of the Company’s restricted stock awards as of June 30, 2006 and of changes in restricted stock outstanding under the 2001 Plan during the six months ended June 30, 2006:

	Restricted Stock		Restricted Stock Units
		Weighted-		Weighted-
	Number of	Average Grant	Number of	Average Grant
(Amounts in thousands, except per share amounts)	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested shares outstanding at December 31, 2005	—	$—	326	$14.75
Shares issued	522	13.89	411	13.74
Shares vested or released	—	—	(45)	15.02
Shares forfeited	—	—	(50)	14.66

Nonvested shares outstanding at June 30, 2006	522	$13.89	642	$14.09

As of June 30, 2006, there were $6.4 million and $4.8 million of total unrecognized compensation costs related to nonvested restricted stock and restricted stock units, respectively. The expenses for restricted stock and restricted stock units are expected to be recognized over a remaining weighted-average vesting period of 2.19 and 2.08 years, respectively. The total fair value of shares vested during the six months ended June 30, 2006 was $0.7 million.
2. Inventories
Inventories consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2006	2005
Raw materials	$7,600	$7,128
Work in process	2,182	2,001
Finished goods	4,547	3,667
Reserve for obsolescence	(1,092)	(1,079)

Total	$13,237	$11,717

3. Earnings (Loss) Per Share
Pursuant to SFAS No. 128, Earnings Per Share, the Company provides dual presentation of “Basic” and “Diluted” earnings per share.
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the periods presented, excluding nonvested restricted stock which the Company has a right to repurchase in the event of early termination of employment or service.
Diluted net income (loss) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the treasury stock method for stock options and nonvested restricted stock. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be anti-dilutive.
The following is a reconciliation between weighted-average shares used in the basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2006	2005	2006	2005
Net income (loss) (Numerator)	$433	$(645)	$(49)	$(2,654)

Basic net income per share (Denominator):
Weighted-average number of common shares outstanding	23,346	22,389	23,024	22,309
Effect of dilutive securities:
Stock options, nonvested restricted stock and nonvested restricted stock units	1,235	—	—	—

Diluted net income per share (Denominator):
Weighted-average number of common and common equivalent shares outstanding	24,581	22,389	23,024	22,309

Net income (loss) per share:
Basic	$0.02	$(0.03)	$(0.00)	$(0.12)

Diluted	$0.02	$(0.03)	$(0.00)	$(0.12)

Options to purchase approximately 2,098,000 and 1,268,000 shares of common stock have been excluded from the treasury stock method calculation for diluted weighted-average common shares for the three and six-month periods ended June 30, 2006, respectively, because their exercise prices exceeded the average market price of the Company’s common stock during these periods and their effect would be anti-dilutive.
Options to purchase approximately 188,000 and 129,000 shares of common stock have been excluded from the treasury stock method calculation for diluted weighted-average common shares for the three and six-month periods ended June 30, 2005, respectively, because their exercise prices exceeded the average market price of the Company’s common stock during these periods and their effect would be anti-dilutive.
4. Goodwill and Other Intangible Assets
The Company recognizes goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and other intangible assets with indefinite lives are recorded at their carrying value and are tested for impairment annually or more frequently if impairment indicators exist. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are consistent with the operating segments underlying the reporting segments identified in Note 6 – Operating Segments and Revenue Data. As of June 30, 2006, the Company had goodwill of approximately $2.6 million, which was entirely attributable to the Company’s Rentals operating segment. The Company performed its annual impairment test on goodwill and other intangible assets as of June 30, 2006 and identified no goodwill impairment.

Amortizable intangible assets in the accompanying consolidated balance sheets are as follows:

	As of June 30, 2006
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$2,937	$1,172	$1,765
Licensing Rights	1,101	237	864

Total	$4,038	$1,409	$2,629

	As of December 31, 2005
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$2,857	$1,113	$1,744
Licensing Rights	1,101	190	911

Total	$3,958	$1,303	$2,655

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
Amortization expense for the three and six months ended June 30, 2006 was approximately $133,000 and $264,000, respectively. Amortization expense for the three and six months ended June 30, 2005 was approximately $94,000 and $183,000, respectively. Annual amortization expense of intangible assets is currently estimated to be approximately $492,000, $448,000, $407,000, $347,000 and $273,000 in 2006, 2007, 2008, 2009 and 2010, respectively.
5. Stockholders’ Equity
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. A total of 285,776 shares were repurchased under this program at a weighted-average price of $11.99 per share. No shares were repurchased during the six months ended June 30, 2006 or 2005.
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

Operating segment information is as follows for the three and six-month periods ended June 30, 2006 and 2005:

	Manufacturing and
(Amounts in thousands)	Marketing	Rentals	Consolidated
Three months ended June 30, 2006
Revenues	$22,435	$7,966	$30,401
Operating income (loss)	(1,897)	2,267	370
Assets	57,361	28,087	85,448
Depreciation and amortization	355	906	1,261
Property additions	141	687	828
Six months ended June 30, 2006
Revenues	$42,336	$15,683	$58,019
Operating income (loss)	(4,737)	4,608	(129)
Assets	57,361	28,087	85,448
Depreciation and amortization	711	1,781	2,492
Property additions	517	1,161	1,678
Three months ended June 30, 2005
Revenues	$17,851	$6,332	$24,183
Operating income (loss)	(2,379)	1,561	(818)
Assets	60,649	23,094	83,743
Depreciation and amortization	358	731	1,089
Property additions	74	2,311	2,385
Six months ended June 30, 2005
Revenues	$34,121	$12,803	$46,924
Operating income (loss)	(6,618)	3,630	(2,988)
Assets	60,649	23,094	83,743
Depreciation and amortization	702	1,425	2,127
Property additions	74	4,657	4,731
For the three months ended June 30, 2006, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 4% and 3% of the Company’s total revenues, respectively. For the six months ended June 30, 2006, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 5% and 3% of the Company’s total revenues, respectively. For the three months ended June 30, 2005, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 8% and 6% of the Company’s total revenues, respectively. For the six months ended June 30, 2005, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 8% and 6% of the Company’s total revenues, respectively.
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
The terms of the foregoing types of obligations vary. A maximum obligation arising out of these types of agreements is generally not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no liabilities have been recorded for these obligations on its balance sheets as of June 30, 2006 and December 31, 2005.

In August 2005, the State of Michigan Department of Treasury issued a decision and order of determination which provided that InfuSystem is liable for use taxes on its purchases of infusion pumps. As a result, the Company has recorded to date a cumulative net increase to gross fixed assets of $1,125,000, a tax liability of $1,235,000, and total expense of $783,000 (of which $74,000 and $143,000 was recorded during the three and six months ended June 30, 2006, respectively), consisting of $599,000 cost of sales (of which $52,000 and $102,000 was recorded during the three and six months ended June 30, 2006, respectively) and $184,000 accrued interest expense (of which $22,000 and $41,000 was recorded during the three and six months ended June 30, 2006, respectively). InfuSystem is currently appealing the decision. The Company believes that portable infusion pumps, which allow cancer patients to be ambulatory and to lead a reasonably normal life, qualify for an exemption from tax under Michigan law.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s current opinions about trends and factors that may impact future operating results. Statements that use words such as “may,” “will,” “should,” “believes,” “predicts,” “projects,” “anticipates” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to material risks, assumptions and uncertainties, which could cause actual results to differ materially from those currently expected, and readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-K, 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include, among others: implementation of the Company’s direct sales strategy; dependence on the Company’s suppliers and distributors; the Company’s continuing compliance with applicable laws and regulations, such as the Food, Drug and Cosmetic Act, and the FDA’s concurrence with management’s subjective judgment on compliance issues; the reimbursement system currently in place and future changes to that system; product availability and acceptance; competition in the industry; technological changes; intellectual property challenges and claims; economic and political conditions in foreign countries; currency exchange rates; inadequacy of booked reserves; and reliance on the success of the home health care industry. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.
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
The Company’s recent strategic focus for future growth has been on the rapidly growing Regional Anesthesia and Oncology Infusion Services markets, with particular emphasis on the Company’s pain relief products marketed under its ON-Q® brand. The Company intends to continue its sales and marketing efforts to further penetrate the United States post-surgical pain relief market with its ON-Q products.
Results of Operations
Revenue
Net revenues increased 26%, or $6.2 million, to $30.4 million for the three months ended June 30, 2006 from $24.2 million for the three months ended June 30, 2005 and increased 24%, or $11.1 million, to $58.0 million for the six months ended June 30, 2006 from $46.9 million for the six months ended June 30, 2005.
Net product sales increased 26%, or $4.6 million, to $22.4 million for the three months ended June 30, 2006 from $17.9 million for the three months ended June 30, 2005 and increased 24%, or $8.2 million, to $42.3 million for the six months ended June 30, 2006 from $34.1 million for the six months ended June 30, 2005. Net rental income, comprised of the revenues of the Company’s InfuSystem subsidiary, increased 26%, or $1.6 million, to $8.0 million for the three months ended June 30, 2006 from $6.3 million for the three months ended June 30, 2005 and increased 22%, or $2.9 million, to $15.7 million for the six months ended June 30, 2006 from $12.8 million for the six months ended June 30, 2005.
The Company’s product revenues from the Manufacturing and Marketing operating segment were generated in two primary markets: Regional Anesthesia and IV Infusion Therapy. Regional Anesthesia product revenues increased

36%, or $4.5 million, to $17.0 million for the three months ended June 30, 2006 from $12.5 million for the three months ended June 30, 2005 and increased 35%, or $8.0 million, to $31.3 million for the six months ended June 30, 2006 from $23.3 million for the six months ended June 30, 2005. This increase was primarily due to increased clinical usage of the ON-Q PainBuster® Post-Operative Pain Relief System and C-bloc® Continuous Nerve Block System by surgeons in the United States and higher average selling prices due to a favorable shift in the product mix towards products with higher average selling prices, such as the C-bloc Continuous Nerve Block System. Revenue from C-bloc Continuous Nerve Block System increased 163%, or $1.0 million, to $1.5 million and 157%, or $1.6 million, to $2.5 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in the prior year primarily due to clinical efficacy and favorable reimbursement from third parties. Other Regional Anesthesia products include the Soaker® Catheter and the new SilverSoaker™ Catheter.
Sales of IV Infusion Therapy products, which include the Company’s intravenous elastomeric pumps, mechanical infusion devices and disposables, were comparable for the three and six month periods ended June 30, 2006 to the same periods in the prior year.
Revenues from the Rentals operating segment provided by the Company’s InfuSystem subsidiary within the Oncology Infusion Services market increased 26%, or $1.6 million, to $8.0 million for the three months ended June 30, 2006 from $6.3 million for the three months ended June 30, 2005 and increased 22%, or $2.9 million, to $15.7 million for the six months ended June 30, 2006 from $12.8 million for the six months ended June 30, 2005. This increase is substantially due to an increased usage of new drugs and clinical protocols that require the use of ambulatory electronic pumps instead of oral application or rapid injection of chemotherapy drugs. Net revenues for the three and six months ended June 30, 2006 increased despite the unfavorable impact of shortages of fluorouracil (“5-FU”), a commonly-used chemotherapy drug, that began in the fourth quarter of 2005 and continued into the first quarter of 2006. Availability of 5-FU returned to normal at the end of the first quarter of 2006. However, revenue was affected during the second quarter of 2006 due to a decline in the number of patients in the pipeline who had to turn to other medications. Management believes the pipeline of patients for the treatment has been rebuilt and does not expect the past 5-FU shortage to have further impact on the performance of this operating segment.
Cost of Revenues
Cost of revenues increased 28%, or $1.8 million, to $8.1 million for the three months ended June 30, 2006 from $6.4 million for the three months ended June 30, 2005 and increased 24%, or $3.0 million, to $15.5 million for the six months ended June 30, 2006 from $12.5 million for the six months ended June 30, 2005. These increases were primarily due to higher sales volume.
As a percentage of net product sales, product cost of revenues increased for the three and six months ended June 30, 2006 by approximately one percentage point compared to the same periods in the prior year. Rentals cost of revenues decreased as a percentage of Rentals revenues by two percentage points for the three and six months ended June 30, 2006 compared to the same periods in the prior year. The decrease was due to better pump utilization and to a decrease in the shipment of disposable supplies in proportion to revenues. The decrease for the three and six months ended June 30, 2006 was partially offset by $52,000 and $102,000 of cost of sales recorded for the three and six months ended June 30, 2006, respectively, related to a dispute with the State of Michigan Department of Treasury concerning InfuSystem’s potential liability for use taxes on purchases of infusion pumps. In August 2005, the State of Michigan Department of Treasury issued a decision and order of determination which provided that InfuSystem is liable for use taxes on its purchases of infusion pumps. As a result, the Company has recorded to date a cumulative net increase to gross fixed assets of $1,125,000, a tax liability of $1,235,000, and total expense of $783,000 (of which $74,000 and $143,000 was recorded during the three and six months ended June 30, 2006, respectively), consisting of $599,000 cost of sales (of which $52,000 and $102,000 was recorded during the three and six months ended June 30, 2006, respectively) and $184,000 accrued interest expense (of which $22,000 and $41,000 was recorded during the three and six months ended June 30, 2006, respectively). InfuSystem is currently appealing the decision. The Company believes that portable infusion pumps, which allow cancer patients to be ambulatory and to lead a reasonably normal life, qualify for an exemption from use tax under Michigan law.

Selling and Marketing Expenses
Selling and marketing expenses increased 20%, or $2.6 million, to $15.6 million for the three months ended June 30, 2006 from $13.1 million for the three months ended June 30, 2005 and increased 14%, or $3.8 million, to $30.4 million for the six months ended June 30, 2006 from $26.6 million for the six months ended June 30, 2005.
For the three months ended June 30, 2006, the increase was primarily attributable to increases in commissions ($1.7 million) and compensation and related expenses ($0.8 million). For the six months ended June 30, 2006, the increase was also primarily attributable to increases in commissions ($2.6 million) and compensation and related expenses ($2.0 million), partially offset by a decrease of $1.0 million in advertising and promotions expense. The Company recognized stock-based compensation costs related to selling and marketing expenses of approximately $0.9 million and $0.7 million during the three months ended June 30, 2006 and 2005, respectively. The Company recognized stock-based compensation costs related to selling and marketing expenses of approximately $1.2 million for both of the six month periods ended June 30, 2006 and 2005. The adoption of SFAS 123R in fiscal 2006 did not have a significant impact on stock-based compensation expense for selling and marketing expenses because the Company was required to recognize such expenses under the prior accounting guidance for the stock awards issued to the sales force which were generally granted with an exercise price below fair market value.
Increases in selling and marketing expenses for the three and six months ended June 30, 2006 were primarily due to costs related to the realignment and expansion of the Company’s direct sales force in the United States. In a transaction effective January 1, 2002, I-Flow re-acquired from Ethicon Endo-Surgery, Inc. the contractual rights to distribute ON-Q products on a direct basis. Since that time, ON-Q revenues have increased rapidly, and the Company’s primary strategy in the Regional Anesthesia market has been to rapidly increase market awareness of the clinical and economic advantages of ON-Q technology through a combination of clinical studies, sales force expansion and marketing programs.
As a percentage of net revenues, selling and marketing expenses decreased by approximately three and four percentage points, respectively, for the three and six months ended June 30, 2006 versus the same periods in the prior year primarily because net revenues increased at a rate that outpaced the increase in selling and marketing expenses described above.
General and Administrative Expenses
General and administrative expenses increased 16%, or $0.8 million, to $5.7 million for the three months ended June 30, 2006 from $4.9 million for the three months ended June 30, 2005 and increased 17%, or $1.6 million, to $11.1 million for the six months ended June 30, 2006 from $9.5 million for the six months ended June 30, 2005.
For the three months ended June 30, 2006, the increase was primarily attributable to increases in non-cash compensation expense related to the amortization of deferred compensation ($0.6 million), bad debt expense ($0.5 million) and professional legal fees ($0.1 million), partially offset by a decrease of $0.6 million in compensation and related expenses. For the six months ended June 30, 2006, the increase was primarily attributable to increases in non-cash compensation expense related to the amortization of deferred compensation ($0.8 million) and bad debt expense ($0.8 million), partially offset by a decrease of $0.3 million in compensation and related expenses.
The increases in bad debt expense resulted primarily from an increase in the allowance for bad debts in the rentals operating segment due to a delay in collections from a specific large third party insurer. The delays resulted from procedural and processing changes within the insurer’s affiliate group of companies. Increases in non-cash compensation expense related to the amortization of deferred compensation were primarily due to the adoption of SFAS 123R in fiscal 2006 which requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based compensation, including unvested stock options previously granted to employees at exercise prices equal to the fair market value of the underlying shares at the grant date. The Company recognized stock-based compensation costs related to general and administrative expenses of approximately $0.9 million and $0.3 million during the three months ended June 30, 2006 and 2005, respectively. The Company recognized stock-based compensation costs related to general and administrative expenses of approximately $1.3 million and $0.5 million during the six months ended June 30, 2006 and 2005, respectively.

As a percentage of net revenues, general and administrative expenses decreased by approximately two and one percentage points, respectively, for the three and six months ended June 30, 2006 versus the same periods in the prior year primarily because net revenues increased at a rate that outpaced the increase in general and administrative expenses described above.
Product Development Expenses
Product development expenses include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses decreased 16%, or $0.1 million, to $0.6 million for the three months ended June 30, 2006 from $0.7 million for the three months ended June 30, 2005 and decreased 11%, or $0.1 million, to $1.1 million for the six months ended June 30, 2006 from $1.3 million for the six months ended June 30, 2005. The decreases were primarily due to a decrease in compensation and related expenses that resulted from a decrease in the number of headcount. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market.
Interest Income, Net
Interest income, net of interest expense decreased 18%, or $41,000, to $193,000 for the three months ended June 30, 2006 from $234,000 for the three months ended June 30, 2005 and decreased 25%, or $116,000, to $357,000 for the six months ended June 30, 2006 from $473,000 for the six months ended June 30, 2005. The decrease was primarily due to the decrease in investment income from the decrease in our short-term investments and the accrual of approximately $22,000 and $41,000 of interest expense during the three and six months ended June 30, 2006, respectively, by InfuSystem in connection with a dispute with the State of Michigan Department of Treasury related to use taxes on purchases of infusion pumps.
Income Taxes
Income tax expense increased 113%, or $69,000, to $130,000 for the three months ended June 30, 2006 from $61,000 for the three months ended June 30, 2005 and increased 99%, or $138,000, to $277,000 for the six months ended June 30, 2006 from $139,000 for the six months ended June 30, 2005. The Company’s effective tax expense rates for the three and six months ended June 30, 2006 were 23.1% and 121.5%, respectively, compared to rates of 10.4% and 5.5% for the comparable periods in the prior year, respectively. The tax rates increased due to improved profitability, causing both an increase in the absolute amounts of tax, as well as a change in consolidated income (loss) before income taxes from a loss to a profit of lesser magnitude.
Liquidity and Capital Resources
During the six-month period ended June 30, 2006, cash used in operating activities was $1.8 million compared to $6.3 million for the same period in the prior year. The decrease in cash used by operating activities is primarily due to the higher current period income from operations, net of non-cash items, and improvement in inventory management, partially offset by an increase in accounts receivables.
During the six-month period ended June 30, 2006, cash provided by investing activities was $2.6 million compared $6.8 million for the same period in the prior year. The decrease in cash provided by investing activities was primarily due to a decrease in net proceeds from the maturities and sale of investments, offset in part by the larger decrease in the purchases of electronic infusion pumps for the Company’s InfuSystem subsidiary to support its growing rental business in the Oncology Infusion Services market. The Company spent $1.2 million on the purchases of electronic infusion pumps during the six months ended June 30, 2006 compared to $4.7 million during the six months ended June 30, 2005.
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

During the six-month period ended June 30, 2006, cash provided by financing activities was $1.0 million compared to $0.9 million the prior year. The increase in cash provided by financing activities was due to an increase in the proceeds from the exercise of stock options during the six months ended June 30, 2006.
As of June 30, 2006, the Company had cash and cash equivalents of $15.6 million, short-term investments of $8.8 million, net accounts receivable of $26.2 million and net working capital of $53.9 million. Management believes the current funds, together with possible borrowings on the existing lines of credit and other bank loans, are sufficient to provide for the Company’s projected needs to maintain operations for at least the next 12 months. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.
The Company has a $10.0 million working capital line of credit with Silicon Valley Bank. The line of credit facility was renewed on April 29, 2006 and expires on April 28, 2007. The Company may borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at either the bank’s prime rate (8.25% at June 30, 2006) or LIBOR plus 2.75%, at the Company’s option. As of June 30, 2006, $10.0 million was available for borrowing and there were no outstanding borrowings.
The Company’s line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to the achievement of a minimum profitability level and satisfaction of a quick ratio test. As of June 30, 2006, the Company believes that it was in compliance with both covenants.
The Company’s InfuSystem subsidiary had a loan agreement containing a revolving line of credit with a bank under which it could borrow up to the lesser of $3.5 million or 80% of eligible accounts receivable, as defined, at the bank’s prime rate less 0.25% (8.00% at June 30, 2006). No funds were borrowed from the line of credit during the six months ended June 30, 2006. The credit line expired on June 30, 2006 and has not been renewed. Under a separate loan agreement with the same bank, InfuSystem also had a loan facility under which it could borrow up to $2.5 million for the purchase of equipment. No funds were borrowed under the loan facility during the six months ended June 30, 2006. The loan facility expired on June 30, 2006 and has not been renewed.
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. A total of 285,776 shares were repurchased under this program at a weighted-average purchase price of $11.99 per share. No shares were repurchased during the six months ended June 30, 2006 or 2005.
The Company had no material changes outside the normal course of business in the contractual obligations and commercial commitments disclosed in Item 7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, under the caption “Contractual Obligations and Commercial Commitments.” The Company had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of FIN 48 and its impact on the Company’s consolidated financial statements.

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
The principal objective of the Company’s asset management activities is to maximize net investment income while maintaining acceptable levels of credit and interest rate risk and facilitating its funding needs. At June 30, 2006, the carrying values of the Company’s financial instruments approximated fair values based on current market prices and rates. Approximately 64% of the Company’s cash equivalents and short-term investments have maturity dates of 90 days or less from the date acquired and approximately 36% have maturity dates of greater than 90 days but not more than 365 days. The Company is susceptible to market value fluctuations with regard to our short-term investments. However, due to the relatively short maturity period of those investments and based on their highly liquid nature, the risk of material market value fluctuations is not expected to be significant.
Foreign Currency
The Company has a subsidiary in Mexico. As a result, the Company is exposed to potential transaction gains and losses resulting from fluctuations in foreign currency exchange rates. The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.
Item 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
As of August 3, 2006, the Company was involved in legal proceedings in the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management, any resulting future liability will not have a material adverse effect on I-Flow Corporation and its subsidiaries, taken as a whole.
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
As of June 30, 2006, our accumulated deficit was approximately $40.6 million. Although we had net income of $0.4 million for the three months ended June 30, 2006, we incurred net losses of $49,000 for the six months ended June 30, 2006 and $8.4 million and $17.1 million for the years ended December 31, 2005 and 2004, respectively. We may not maintain profitability in the future, and further losses may arise.
Changes in third-party reimbursement rates may adversely impact InfuSystem’s revenues.
Our wholly owned subsidiary, InfuSystem, depends primarily on third-party reimbursement for the collection of its revenues. InfuSystem is paid directly by private insurers and governmental agencies, often on a fixed fee basis, for infusion services provided by InfuSystem to patients. InfuSystem’s oncology revenues comprised 26% and 27% of our consolidated revenues for the three and six months ended June 30, 2006, respectively. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues of InfuSystem could have a material adverse effect on our financial condition and results of operations.
We may need to raise additional capital in the future to fund our operations. We may be unable to raise funds when needed or on acceptable terms.
During the six months ended June 30, 2006, our operating activities used cash of $1.8 million and our investing activities provided cash of $2.6 million. As of June 30, 2006, we had cash and equivalents of $15.6 million, short-term investments of $8.8 million and net accounts receivable of $26.2 million. We believe our current funds, together with possible borrowings on our existing lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to reduce our operations or seek additional financing. Furthermore, financing may not be available when needed and may not be on terms acceptable to us.
Additional financings may be dilutive to stockholders, involve the issuance of securities that are more senior to our stock or impose operational restrictions.
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
For the three and six months ended June 30, 2006, sales to customers in foreign countries comprised approximately 11% and 12% of our revenues, respectively. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.
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
For the three months ended June 30, 2006, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 4% and 3% of the Company’s total revenues, respectively. For the six months ended June 30, 2006, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 5% and 3% of the Company’s total revenues, respectively. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical Inc. could cause a material decline in our overall sales and a material adverse effect on our business.
RISK FACTORS RELATED SPECIFICALLY TO OUR COMMON STOCK
The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.
Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the month of July 2006 was approximately 345,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.
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
Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding options and warrants may be resold pursuant to currently effective registration statements. As of June 30, 2006, there were:
•	22,873,473 shares of common stock that are freely tradable in the public markets;

•	521,931 shares of restricted stock that are subject to outstanding awards under our 2001 Equity Incentive Plan;

•	215,109 shares of common stock underlying outstanding warrants which have been registered for resale under a Registration Statement on Form S-3 (Registration No. 333-109096); and

•	an aggregate of 4,358,390 shares of common stock that are subject to outstanding awards under our various equity incentive plans, including shares of restricted stock units and stock options.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. A total of 285,776 shares were repurchased under this program at a weighted-average price of $11.99 per share. No shares were repurchased during the three months ended June 30, 2006.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s 2006 Annual Meeting of Stockholders was held on May 25, 2006. The following is a brief description of each matter voted on at the meeting and a statement of the number of votes cast with respect to each matter.
(1)	The stockholders approved the election of the two Class I directors to the board of directors.

Director Nominee	Term	For	Withhold Authority
James J. Dal Porto	3 years	20,109,144	1,536,760
Jack H. Halperin	3 years	19,605,604	2,040,300
In addition, John H. Abeles, Donald M. Earhart, Joel S. Kanter, Erik H. Loudon and Henry Tsutomu Tai, Ph.D., M.D. continued to serve on the Company’s board of directors after the Annual Meeting.
(2)	The stockholders ratified the selection of Deloitte & Touche LLP as the Company’s independent auditor for the fiscal year ending December 31, 2006.

For	Against	Abstain	Broker Non-Votes
21,068,198	495,607	82,097	—

Item 6. EXHIBITS
The Exhibit Index included herewith is incorporated herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-FLOW CORPORATION

Date: August 3, 2006	/s/Donald M. Earhart

Donald M. Earhart
Chairman, President and Chief Executive Officer
(On behalf of the registrant)

Date: August 3, 2006	/s/James R. Talevich

James R. Talevich
Chief Financial Officer
(As principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement, dated October 28, 2004, by and between Integra LifeSciences Corporation and I-Flow Corporation (1)

2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation (2)

2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. (3)

2.4	Agreement and Plan of Merger, dated February 9, 1998, by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (4)

2.5	Agreement for Purchase and Sale of Assets, dated July 3, 1996, by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (5)

3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation (6)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (2)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (7)

4.1	Specimen Common Stock Certificate (8)

4.2	Warrant Agreement, dated February 13, 1990, between the Company and American Stock Transfer & Trust Company, as warrant agent (9)

4.3	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as rights agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase (7)

4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.6	Form of Warrant, dated September 4, 2003 (1)

4.7	Form of Registration Rights Agreement, dated September 4, 2003 (1)

10.37	Amendment to Loan Agreement, dated as of April 29, 2006, between I-Flow Corporation and Silicon Valley Bank (11)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form

10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form

10-Q for the quarter ended March 31, 2002.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form

10-Q for the quarter ended June 30, 2003.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.