Form 10-Q
period 2006-09-30
I FLOW CORP /DE/
filed 2006-11-08
CIK 857728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2006 there were 23,553,785 shares of common stock outstanding.

I-FLOW CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
I-FLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$9,261	$11,413
Short-term investments	15,079	13,276
Accounts receivable, less allowance for doubtful accounts of $2,712 and $1,649 at September 30, 2006 and December 31, 2005, respectively	16,823	13,423
Inventories	14,446	11,529
Prepaid expenses and other current assets	1,544	1,206
Deferred taxes	10,814	—
Current assets — held for sale	12,103	11,790

Total current assets	80,070	62,637

Property, net	2,649	2,575
Other intangible assets, net	2,625	2,655
Other long-term assets	174	155
Deferred taxes	14,540	—
Non-current assets — held for sale	13,453	14,931

Total assets	$113,511	$82,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,158	$3,178
Accrued payroll and related expenses	4,599	4,953
Income taxes payable	—	228
Other current liabilities	604	926
Current liabilities — held for sale	4,891	3,619

Total current liabilities	16,252	12,904

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 40,000 shares authorized; 23,447 and 22,629 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	124,505	110,890
Accumulated other comprehensive loss	(186)	(242)
Accumulated deficit	(27,060)	(40,599)

Net stockholders’ equity	97,259	70,049

Total liabilities and stockholders’ equity	$113,511	$82,953

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net product sales	$23,813	$18,154	$66,149	$52,275
Cost of revenues	6,936	5,124	18,274	13,989

Gross profit	16,877	13,030	47,875	38,286

Operating expenses:
Selling and marketing	13,761	12,238	42,296	36,788
General and administrative	3,928	3,401	9,816	9,383
Product development	617	639	1,764	1,934

Total operating expenses	18,306	16,278	53,876	48,105

Operating loss	(1,429)	(3,248)	(6,001)	(9,819)
Interest income	252	241	667	714

Loss from continuing operations before income taxes	(1,177)	(3,007)	(5,334)	(9,105)
Income tax benefit	(15,591)	(907)	(16,998)	(2,146)

Income (loss) from continuing operations	14,414	(2,100)	11,664	(6,959)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(826)	1,612	1,875	3,817

Net income (loss)	$13,588	$(488)	$13,539	$(3,142)

Per share of common stock, basic:
Income (loss) from continuing operations	$0.62	$(0.09)	$0.50	$(0.31)
Income (loss) from discontinued operations, net of tax	(0.04)	0.07	0.08	0.17

Net income (loss)	$0.58	$(0.02)	$0.58	$(0.14)

Per share of common stock, diluted:
Income (loss) from continuing operations	$0.59	$(0.09)	$0.48	$(0.31)
Income (loss) from discontinued operations, net of tax	(0.04)	0.07	0.08	0.17

Net income (loss)	$0.55	$(0.02)	$0.56	$(0.14)

Weighted average shares:
Basic	23,429	22,518	23,159	22,377
Diluted	24,544	22,518	24,325	22,377

Comprehensive Operations:
Net income (loss)	$13,588	$(488)	$13,539	$(3,142)
Foreign currency translation gain (loss)	46	4	(44)	64
Unrealized gain (loss) on investment securities	39	(8)	100	(46)

Comprehensive income (loss)	$13,673	$(492)	$13,595	$(3,124)

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,539	$(3,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations, net of tax	(1,875)	(3,817)
Deferred taxes	(17,122)	—
Stock-based compensation	3,674	2,198
Depreciation and amortization	1,066	1,040
Provision for doubtful accounts receivable	224	539
Loss on property disposal	34	—
Write-off of inventory obsolescence	121	64
Changes in operating assets and liabilities:
Accounts receivable	(3,624)	(2,708)
Inventories	(3,038)	(4,249)
Prepaid expenses and other current assets	(280)	(387)
Accounts payable, accrued payroll and related expenses	2,634	(131)
Income taxes payable	(292)	170
Other current liabilities	(322)	(37)

Net cash used in operating activities from continuing operations	(5,261)	(10,460)
Net cash provided by operating activities from discontinued operations	5,705	4,633

Net cash provided by (used in) operating activities	444	(5,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(775)	(355)
Purchases of investments	(13,050)	(12,013)
Maturities of investments	11,347	22,690
Sale of investments	—	985
Patent acquisitions	(390)	(1,422)

Net cash (used in) provided by investing activities from continuing operations	(2,868)	9,885
Net cash used in investing activities from discontinued operations	(1,701)	(6,019)

Net cash (used in) provided by investing activities	(4,569)	3,866

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	1,035	989

Net cash provided by financing activities from continuing operations	1,035	989
Net cash provided by financing activities from discontinued operations	—	—

Net cash provided by financing activities	1,035	989

Effect of exchange rates on cash	(44)	64

Net decrease in cash and cash equivalents	(3,134)	(908)
Net increase(decrease) in cash and cash equivalents from discontinued operations	982	(222)
Cash and cash equivalents at beginning of period	11,413	9,161

Cash and cash equivalents at end of period	$9,261	$8,031

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments	$383	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Property acquisitions	$219	$1.096
See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at September 30, 2006 and the results of its operations for the three and nine-month periods ended September 30, 2006 and 2005 and cash flows for the nine-month periods ended September 30, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.
On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem, Inc. (“InfuSystem”), a wholly owned subsidiary, to HAPC, Inc. (“HAPC”) for $140 million in the form of cash and a secured note, subject to certain purchase price adjustments based on the level of working capital. The cash portion of the purchase price will range from $65 to $85 million, depending on the amount HAPC pays to its shareholders who choose to convert their HAPC shares into cash. This amount will not be known until the closing of the transaction. The closing of the transaction is subject to standard conditions and approval by the shareholders of HAPC, and currently is expected to close late in 2006 or early 2007. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company has reclassified the results from InfuSystem as discontinued operations, reclassifying previously reported results to reflect all prior periods on a comparable basis.
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
Reclassifications — We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation related to our discontinued operations (see Note 6 on Discontinued Operations).
New Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return, including a decision whether to file or not to file in a particular jurisdiction. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of FIN 48 and its impact on the Company’s consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company does not expect the adoption of SAB 108 to impact its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. The Company is currently assessing the impact of the adoption of SFAS 157 and its impact on the Company’s consolidated financial statements.
Accounting for Stock-Based Compensation — Effective January 1, 2006, the Company adopted SFAS No. 123-revised 2004, Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based compensation made to employees and directors. SFAS 123R replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to

Employees (“APB 25”). In addition, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment, in March 2005, which provides supplemental SFAS 123R application guidance based on the view of the SEC which the Company also adopted on January 1, 2006.
The Company adopted SFAS 123R using the modified prospective application transition method. In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized for the three and nine months ended September 30, 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2006	2005	2006	2005
Income (loss) from continuing operations:
Selling and marketing	$554	$459	$1,732	$1,507
General and administrative	725	227	1,992	691

Subtotal	1,279	686	3,724	2,198

Income (loss) from discontinued operations:
Selling and administrative	35	71	71	194
General and administrative	40	33	102	97

Subtotal	75	104	173	291

Total	$1,354	$790	$3,897	$2,489

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
SFAS 123R requires companies to estimate the fair value of equity awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model, which it had previously used for valuation of option-based awards for its pro forma information required under SFAS 123 for periods prior to fiscal 2006. The determination of the fair value of option-based awards using the Black-Scholes model incorporates various assumptions including volatility, expected life of awards, risk-free interest rates and expected dividend. The expected volatility is based on the historical volatility of the price of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and non-employee directors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected life (in years)	5.0	5.0	5.0	5.0
Risk-free interest rate	4.67%	3.89%	4.67% - 5.07%	3.70% - 4.17%
Volatility	56%	60%	56% - 57%	60% - 89%
Dividend yield	0.00%	0.00%	0.00%	0.00%
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
SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. No excess tax benefits were attributed to the share-based compensation expense.
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
Stock Options
Options granted under the 2001 Plan become exercisable at such times as determined by the compensation committee of the board of directors or the board of directors itself and expire on various dates up to 10 years from the date of grant. Options currently granted to employees generally have an exercise price equal to the market price of the Company’s stock at the date of the grant, with vesting and contractual terms of five years. Options generally provide for accelerated vesting if there is a change in control (as defined in the 2001 Plan or, as applicable, the officers’ employment and change in control agreements). The Company issues new shares upon the exercise of stock options. The following table provides a summary of all the Company’s outstanding options as of September 30, 2006 and of changes in options outstanding during the nine months ended September 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise Price	Term	Intrinsic
(Amounts in thousands, except per share and year amounts)	Number of Shares	per Share	(in years)	Value
Options outstanding at December 31, 2005	3,828	$9.66
Options granted	222	$13.46
Options exercised	(243)	$4.86
Options forfeited or expired	(143)	$15.11

Options outstanding at September 30, 2006	3,664	$9.99	2.61	$15,385

Options vested and exercisable at September 30, 2006	3,263	$9.97	2.52	$14,064

The above table excludes equity awards granted to sales representatives and sales management with exercise prices below fair market value. Such awards have been included in the restricted stock units table below.
The weighted-average fair value of options granted during the nine months ended September 30, 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $7.21 per option and $11.70 per option, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $2.2 million and $3.5 million, respectively.
As of September 30, 2006, total unrecognized compensation expense related to unvested stock options from continuing and discontinued operations was $1.3 million and $17,000, respectively. This expense is expected to be recognized over remaining weighted-average periods of 1.59 and 0.59 years in continuing and discontinued operations, respectively.

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
Effective January 1, 2006, under SFAS 123R, approximately 0.3 million stock options with exercise prices of $1.33 or $2.47 per share were increased to $1.66 and $2.91 per share, respectively. In January 2006, the Company compensated the 25 affected option holders for the increased exercise price by granting approximately 5,000 shares of the Company’s common stock. A total of approximately $0.1 million of incremental compensation cost was recognized in continuing operations during the nine months ended September 30, 2006 for the increased exercise prices and shares granted.
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
For stock options granted prior to the adoption of SFAS 123R, the following table illustrates the pro forma effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 in determining stock-based compensation for options:

	Three Months Ended	Nine Months Ended
(Amounts in thousands, except per share amounts)	September 30, 2005	September 30, 2005
Net loss — as reported	$(488)	$(3,142)
Stock-based employee and director compensation included in net loss, net of tax	786	2,484
Total stock-based employee and director compensation expense determined under fair value based method for all awards, net of tax	(2,639)	(7,951)

Net loss — pro forma	$(2,341)	$(8,609)

Basic and diluted net loss per share — as reported	$(0.02)	$(0.14)
Basic and diluted net loss per share — pro forma	$(0.10)	$(0.38)
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock units are granted pursuant to the 2001 Plan and as determined by the compensation committee of the board of directors or the board of directors itself. Restricted stock awards granted to non-employee directors have a one-year vesting (i.e., lapse of restrictions) period from the date of grant. Restricted stock and restricted stock units granted to officers and employees of the Company generally have vesting periods ranging from three to five years from the date of grant. Restricted stock units granted to sales representatives and sales management have a maximum vesting term of three years from the date of grant. The Company issues new shares upon the issuance of restricted stock or vesting of restricted stock units. In accordance with SFAS 123R, the fair value of restricted stock and restricted stock units is estimated based on the closing market value stock price on the date of grant and the expense is recognized straight-lined over the requisite period. The total number of shares of restricted stock and restricted stock units expected to vest is adjusted by estimated forfeiture rates. The following table provides a summary of the Company’s restricted stock awards as of September 30, 2006 and of changes in restricted stock outstanding under the 2001 Plan during the nine months ended September 30, 2006:

	Restricted Stock		Restricted Stock Units
		Weighted-		Weighted-
		Average Grant		Average Grant
	Number of	Date Fair Value	Number of	Date Fair Value
(Amounts in thousands, except per share amounts)	Shares	per Share	Shares	Per Share
Nonvested shares outstanding at December 31, 2005	—	$—	326	$14.75
Shares issued	522	13.89	429	13.65
Shares vested or released	—	—	(49)	15.15
Shares forfeited	—	—	(83)	14.57

Nonvested shares outstanding at September 30, 2006	522	$13.89	623	$13.98

As of September 30, 2006, continuing operations had $5.8 million and $2.9 million of total unrecognized compensation costs related to nonvested restricted stock and restricted stock units, respectively. The expenses for the nonvested restricted stock and restricted stock units in continuing operations are expected to be recognized over a remaining weighted-average vesting period of 1.94 and 1.86 years, respectively. The total fair value of shares vested during the nine months ended September 30, 2006 in continuing operations was $0.7 million.
As of September 30, 2006, discontinued operations had $0.9 million of total unrecognized compensation costs related to nonvested restricted stock units. The expense for the nonvested restricted stock units in discontinued operations is expected to be recognized over a remaining weighted-average vesting period of 2.58 years. No restricted stock unit shares vested during the nine months ended September 30, 2006 in discontinued operations.
2. Inventories
Inventories consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2006	2005
Raw materials	$7,904	$6,654
Work in process	2,578	1,881
Finished goods	3,964	2,994

Total	$14,446	$11,529

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

The following is a reconciliation between weighted-average shares used in the basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2006	2005	2006	2005
Numerator:
Income (loss) from continuing operations	$14,414	$(2,100)	$11,664	$(6,959)
Income (loss) from discontinuing operations, net of tax	(826)	1,612	1,875	3,817

Net loss	$13,588	$(488)	$13,539	$(3,142)

Denominators:
Denominator for basic earnings per share:
Weighted-average number of common shares outstanding	23,429	22,518	23,159	22,377
Effect of dilutive securities:
Stock options, nonvested restricted stock and nonvested restricted stock units	1,115	—	1,166	—

Denominator for diluted net income per share:
Weighted-average number of common and common equivalent shares outstanding	24,544	22,518	24,325	22,377

Basic earnings per share:
Income (loss) from continuing operations	$0.62	$(0.09)	$0.50	$(0.31)
Income (loss) from discontinuing operations	(0.04)	0.07	0.08	0.17

Net loss	$0.58	$(0.02)	$0.58	$(0.14)

Diluted earnings per share:
Income (loss) from continuing operations	$0.59	$(0.09)	$0.48	$(0.31)
Income (loss) from discontinuing operations	(0.04)	0.07	0.08	0.17

Net loss	$0.55	$(0.02)	$0.56	$(0.14)

Options to purchase approximately 2,125,000 and 2,049,000 shares of common stock have been excluded from the treasury stock method calculation for diluted weighted-average common shares for the three and nine-month periods ended September 30, 2006, respectively, because their exercise prices exceeded the average market price of the Company’s common stock during these periods and their effect would be anti-dilutive.
Options to purchase approximately 297,000 and 217,000 shares of common stock have been excluded from the treasury stock method calculation for diluted weighted-average common shares for the three and nine-month periods ended September 30, 2005, respectively, because their exercise prices exceeded the average market price of the Company’s common stock during these periods and their effect would be anti-dilutive.
4. Goodwill and Other Intangible Assets
The Company recognizes goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and other intangible assets with indefinite lives are recorded at their carrying value and are tested for impairment annually or more frequently if impairment indicators exist. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. As of September 30, 2006, the Company had goodwill of approximately $2.2 million, which was entirely attributable to InfuSystem. On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC for $140 million in the form of cash and a secured note, subject to certain purchase price adjustments based on the level of working capital (see Note 6 on Discontinued Operations). As a result, the goodwill is currently included in ‘noncurrent assets – assets held for sale’ pending the sale of InfuSystem. The Company performed its annual impairment test on goodwill and other intangible assets as of June 30, 2006 and identified no goodwill impairment. No goodwill impairment indicators existed for the three months ended September 30, 2006 and, as a result, additional impairment testing was not required.

Amortizable intangible assets in the accompanying consolidated balance sheets are as follows:

	As of September 30, 2006
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$3,051	$1,267	$1,784
Licensing Rights	1,101	260	841

Total	$4,152	$1,527	$2,625

	As of December 31, 2005
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$2,857	$1,113	$1,744
Licensing Rights	1,101	190	911

Total	$3,958	$1,303	$2,655

The Company amortizes patents and licensing rights over seven and 10 years, respectively. On July 28, 2005, the Company entered into an agreement with Dr. Thomas Winters, M.D. to acquire the non-exclusive rights to utilize intellectual property, including registered United States patents, owned by Dr. Winters. Pursuant to the agreement, the Company made a cash payment of $900,000 to Dr. Winters and issued him options to purchase up to 5,000 shares of common stock of the Company. The options vested on the one year anniversary of the agreement and have an exercise price equal to the closing price of the Company’s common stock on July 28, 2005, $15.20 per share. All of the options will expire on the eight year anniversary of the agreement. The total intangible assets acquired of approximately $951,000, which included the cash payment of $900,000 and issuance of options with a fair value of approximately $51,000, will be amortized over their expected life. The fair value of the options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 62%; risk-free interest rate of 4.25%; and contractual life of eight years.
Amortization expense for the three and nine months ended September 30, 2006 was approximately $137,000 and $401,000, respectively. Amortization expense for the three and nine months ended September 30, 2005 was approximately $117,000 and $300,000, respectively. Annual amortization expense of intangible assets is currently estimated to be approximately $538,000, $448,000, $407,000, $347,000 and $273,000 in 2006, 2007, 2008, 2009 and 2010, respectively. All amortization expense was recorded in the income (loss) from continuing operations.
5. Stockholders’ Equity
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. The program expired on July 27, 2006. A total of 285,776 shares were repurchased under this program at a weighted-average price of $11.99 per share. No shares were repurchased during the nine months ended September 30, 2006 or 2005.
6. Discontinued Operations
On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC for $140 million in the form of cash and a secured note, subject to certain purchase price adjustments based on the level of working capital. The cash portion of the purchase price will range from $65 to $85 million, depending on the amount HAPC pays to its shareholders who choose to convert their HAPC shares into cash. This amount will not be known until the closing of the transaction. The closing of the transaction is subject to standard conditions and approval by the shareholders of HAPC, and currently is expected to close late in 2006 or early 2007.

In accordance with SFAS 144, the Company has reclassified the results from InfuSystem as discontinued operations, reclassifying previously reported results to reflect all prior periods on a comparable basis. Summarized financial information for InfuSystem is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2006	2005	2006	2005
Operating revenues	$7,825	$8,641	$23,508	$21,444
Operating income*	44	2,614	4,429	6,197
Income taxes	870	1,002	2,554	2,380
Income (loss) from discontinued operations*	(826)	1,612	1,875	3,817

*	Includes $1,661,000 and $1,828,000 of divestiture expenses recorded during the three and nine months ended September 30, 2006, respectively.
The major classes of the assets and liabilities of the discontinued operations are presented separately on our consolidated balance sheets as of September 30, 2006 and December 31, 2005 and consist of the following:

	September 30,	December 31,
(Amounts in thousands)	2006	2005
Cash	$1,481	$2,463
Accounts receivable, less allowance for doubtful accounts of $1,793 and $1,723 at September 30, 2006 and December 31, 2005, respectively	10,244	8,921
Inventories	264	188
Prepaid expenses and other current assets	114	218

Total current assets	$12,103	$11,790

Property, net	$11,279	$12,292
Goodwill	2,174	2,639

Total noncurrent assets	$13,453	$14,931

Accounts payable	$1,213	$662
Accrued payroll and related expenses	832	1,663
Accrued use taxes payable	1,281	1,173
Income taxes payable	(7)	109
Deferred taxes*	1,555	—
Other liabilities	17	12

Total current liabilities	$4,891	$3,619

*	The deferred tax liability consists primarily of depreciation and the basis adjustment in accordance Emerging Issues Task Force (“EITF”) Issue No. 93-17, Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary that is Accounted for as a Discontinued Operation (“EITF 93-17”) (see Note 7 on Income Taxes).
7. Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled.
The income tax provision (benefit) for the nine months ended September 30, 2006 and 2005 is summarized as follows:

	September 30, 2006		September 30, 2005
	Continuing	Discontinuing	Continuing	Discontinuing
(Amounts in thousands)	Operations	Operations	Operations	Operations
Current:
Federal	$—	$—	$—	$—
Foreign	81	—	—	—
State	43	173	37	195

Subtotal	124	173	37	195

Deferred:
Federal	(14,827)	2,183	(1,936)	1,985
State	(2,295)	198	(247)	200

Subtotal	(17,122)	2,381	(2,183)	2,185

Total income tax (benefit) provision	$(16,998)	$2,554	$(2,146)	$2,380

The increase in income tax benefit from continuing operations during the nine months ended September 30, 2006 compared to the same period in the prior year is primarily due to the partial release of the valuation allowance for deferred tax asset with an incremental tax benefit of approximately $15.5 million. The adjustment as of September 30, 2006 was consistent with the guidance in SFAS 109, which addresses the valuation of deferred tax assets. Under SFAS 109, management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. Currently, management believes it is more likely than not that the Company will realize the benefits of the existing net deferred tax asset at September 30, 2006.
A deferred tax asset in the amount of $465,000 was acquired in conjunction with the acquisition of InfuSystems II, Inc. and Venture Medical, Inc. in 1998. A valuation allowance of $465,000 was established for the deferred tax asset. This deferred tax asset will reduce the unamortized goodwill remaining from the acquisition of InfuSystem.
The increase in income tax provision from discontinuing operations during the nine months ended September 30, 2006 compared to the same period in the prior year is primarily due to a deferred tax liability of approximately $850,000 that was recorded during the nine months ended September 30, 2006 in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-17, Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary that is Accounted for as a Discontinued Operation (“EITF 93-17”). EITF 93-17 requires that the deferred tax impact of the excess of the financial reporting basis over the tax basis of the parent’s investment in a subsidiary be recognized when it is apparent that the temporary difference will reverse in the foreseeable future. In accordance with EITF 97-13 the Company recorded an adjustment to discontinuing operations for the tax effect of the financial reporting basis in the stock of InfuSystems which exceeds the tax basis. This difference and related deferred tax liabilities associated with discontinued operations will reverse upon closing of the sale of InfuSystems to HAPC.

The reconciliations of the effective income tax rate to the federal statutory rate are as follows:

	September 30, 2006		September 30, 2005
	Continuing	Discontinuing	Continuing	Discontinuing
	Operations	Operations	Operations	Operations
Tax at federal statutory rate	(35.0%)	35.0%	(35.0%)	35.0%
State income taxes, net of federal benefit	(3.6%)	3.2%	(3.9%)	3.2%
Foreign operations	1.5%	0.0%	(0.0%)	0.0%
Valuation allowance	(280.1%)	0.0%	12.1%	0.0%
Nondeductible charges	2.0%	0.3%	2.6%	0.2%
Basis difference	0.0%	19.2%	0.0%	0.0%
Other	(3.5%)	0.0%	0.6%	0.0%

Total	(318.7%)	57.7%	(23.6%)	38.4%

The Company currently expects to generate sufficient future taxable income, which requires it to reverse a majority of the current valuation allowance against the deferred tax assets. For the nine months ended September 30, 2006, the Company recorded a $23.2 million partial release of the valuation allowance for deferred tax assets, of which $7.7 million relates to stock options included in additional paid in capital. The Company believes that due to the pending sale of InfuSystem to HAPC, it is more likely than not that future taxable income will be sufficient to recover the net amount of deferred tax assets. In the event the Company is unable to operate at a profit and unable to generate sufficient future taxable income it would be required to increase the valuation allowance against all of its deferred tax assets.
As of September 30, 2006 and December 31, 2005, the Company had net deferred tax assets comprised of the following:

	September 30,	December 31,
(Amounts in thousands)	2006	2005
Net operating losses	$16,113	$15,356
Amortization of goodwill and other intangibles	1,804	2,050
Reserves not currently deductible	9,202	9,056
State taxes	(1,464)	(1,320)
Credits	1,512	1,512
Depreciation	142	(1,512)

Total deferred income taxes	27,309	25,142
Valuation allowance	(1,955)	(25,142)

Net deferred income taxes	$25,354	$—

At September 30, 2006, the Company had federal and state net operating loss carryforwards of approximately $41.4 million and $32.3 million, respectively, which begin to expire in the year 2007. Tax credits for federal and state taxes of approximately $997,000 and $515,000, respectively, begin to expire in 2007.
A valuation allowance decrease has been provided as management believes it is more likely than not that the Company will realize the benefits of the remaining net deferred tax asset at September 30, 2006. The effective decrease in the valuation allowance for the period ended September 30, 2006 was $23.2 million.

8. Commitments and Contingencies
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
The terms of the foregoing types of obligations vary. A maximum obligation arising out of these types of agreements is generally not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no liabilities have been recorded for these obligations on its balance sheets as of September 30, 2006 and December 31, 2005.
In August 2005, the State of Michigan Department of Treasury issued a decision and order of determination which provided that InfuSystem is liable for use taxes on its purchases of infusion pumps. As a result, the Company has recorded in the consolidated financial statements in assets held for sale and discontinued operations to date a cumulative net increase to gross fixed assets of $1,168,000, a tax liability of $1,281,000, and total expense of $861,000 (of which $78,000 and $221,000 was recorded during the three and nine months ended September 30, 2006, respectively), consisting of $651,000 cost of sales (of which $52,000 and $154,000 was recorded during the three and nine months ended September 30, 2006, respectively) and $210,000 accrued interest expense (of which $26,000 and $66,000 was recorded during the three and nine months ended September 30, 2006, respectively). InfuSystem is currently appealing the decision. The Company believes that portable infusion pumps, which allow cancer patients to be ambulatory and to lead a reasonably normal life, qualify for an exemption from tax under Michigan law.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s current opinions about trends and factors that may impact future operating results. Statements that use words such as “may,” “will,” “should,” “believes,” “predicts,” “projects,” “anticipates” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to material risks, assumptions and uncertainties, which could cause actual results to differ materially from those currently expected, and readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-K, 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include, among others: successful consummation of the previously announced sale of InfuSystem, Inc.; physician acceptance of infusion-based therapeutic regimens; implementation of the Company’s direct sales strategy; dependence on the Company’s suppliers and distributors; the Company’s continuing compliance with applicable laws and regulations, such as the Food, Drug and Cosmetic Act, and the FDA’s concurrence with management’s subjective judgment on compliance issues; the reimbursement system currently in place and future changes to that system; product availability and acceptance; competition in the industry; technological changes; intellectual property challenges and claims; economic and political conditions in foreign countries; currency exchange rates; inadequacy of booked reserves; and reliance on the success of the home health care industry. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.
Overview
The Company designs, develops and markets technically advanced, low-cost drug delivery systems and services that provide life-enhancing, cost-effective solutions for pain relief and intravenous infusion therapy. The Company previously focused on three distinct markets: Regional Anesthesia, IV Infusion Therapy, and Oncology Infusion Services. The Company’s products are used in hospitals, ambulatory surgery centers, physicians’ offices and patients’ homes. Revenue from the Oncology Infusion Services market is generated by InfuSystem, Inc. (“InfuSystem”), a wholly owned subsidiary of the Company. On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC, Inc. (“HAPC”) for $140 million in the form of cash and a secured note, subject to certain price adjustments based on the level of working capital. The cash portion of the purchase price will range from $65 to $85 million, depending on the amount HAPC pays to its shareholders who choose to convert their HAPC shares into cash. This amount will not be known until the closing of the transaction. The closing of the transaction is subject to standard conditions and approval by shareholders of HAPC and currently is expected to close late in 2006 or early 2007.
The Company’s current strategic focus for future growth is on the rapidly growing Regional Anesthesia market, with particular emphasis on the Company’s pain relief products marketed under its ON-Q® brand. The Company intends to continue its sales and marketing efforts to further penetrate the United States post-surgical pain relief market with its ON-Q products.

Discontinued Operations of InfuSystem
On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC for $140 million in the form of cash and a secured note, subject to certain price adjustments based on the level of working capital. The cash portion of the purchase price will range from $65 to $85 million, depending on the amount HAPC pays to its shareholders who choose to convert their HAPC shares into cash. This amount will not be known until the closing of the transaction. The closing of the transaction is subject to standard conditions and approval by shareholders of HAPC and currently is expected to close late in 2006 or early 2007. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we have reclassified the results of InfuSystem as discontinued operations, reclassifying previously reported results to reflect all prior periods on a comparable basis. Summarized financial information for InfuSystem is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2006	2005	2006	2005
Operating revenues	$7,825	$8,641	$23,508	$21,444
Operating income*	44	2,614	4,429	6,197
Income taxes	870	1,002	2,554	2,380
Net income from discontinued operations*	(826)	1,612	1,875	3,817

* Includes $1,661,000 and $1,828,000 of divestiture expenses recorded during the three and nine months ended September 30, 2006, respectively.
The sale of InfuSystem will decrease operating revenues and increase operating loss to the Company on a consolidated basis. As a result, the Company expects cash flows from operating activities to decrease overall. For the nine months ended September 30, 2006, cash flows from InfuSystem’s operating activities provided $5.7 million. The Company expects the decrease in cash flows from operating activities to be partially offset by an increase in interest income from the investment of cash proceeds and from an anticipated secured promissory note payable to the Company by HAPC upon the completion of the transaction. Cash flow from investing activities is expected to increase due to less spending on property acquisitions and an increase in short-term investments from the proceeds from the sale of InfuSystem. During the nine months ended September 30, 2006, cash flows from InfuSystem’s investing activities used $1.7 million.
Results of Operations
Revenue
Net product sales from continuing operations increased 31%, or $5.7 million, to $23.8 million for the three months ended September 30, 2006 from $18.2 million for the three months ended September 30, 2005 and increased 27%, or $13.9 million, to $66.1 million for the nine months ended September 30, 2006 from $52.3 million for the nine months ended September 30, 2005.
Management has chosen to organize the enterprise around differences in products and services, which is the level at which the Company’s chief operating decision maker regularly reviews operating results to make decisions about resource allocation and segment performance. The Company’s products are predominately assembled from common subassembly components in a single integrated manufacturing facility, and operating results are reviewed by management on a combined basis including all products as opposed to several operating segments. The Company believes it is most meaningful for the purposes of revenue analyses, however, to group the product lines into two categories representing specific clinical applications – IV Infusion Therapy and Regional Anesthesia.
Regional Anesthesia product revenues increased 34%, or $4.3 million, to $17.0 million for the three months ended September 30, 2006 from $12.7 million for the three months ended September 30, 2005 and increased 34%, or $12.3 million, to $48.3 million for the nine months ended September 30, 2006 from $36.0 million for the nine months ended September 30, 2005. This increase was primarily due to increased clinical usage of the ON-Q PainBuster® Post-Operative Pain Relief System and C-bloc® Continuous Nerve Block System by surgeons in the United States believed to result from improved patient outcomes and higher average selling prices due to a favorable shift in the product mix towards products with higher average selling prices, such as the C-bloc Continuous Nerve Block System, due to customer preference. Revenue from the C-bloc Continuous Nerve Block System increased 186%, or $1.1 million, to $1.7 million and 168%, or $2.7 million, to $4.3 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in the prior year primarily due to improved customer awareness of clinical efficacy and favorable reimbursement from third parties. Other Regional Anesthesia products include the Soaker® Catheter and the recently introduced SilverSoaker™ Catheter.

Sales of IV Infusion Therapy products, which include the Company’s intravenous elastomeric pumps, mechanical infusion devices and disposables, increased 26%, or $1.4 million, to $6.8 million for the three months ended September 30, 2006 from $5.4 million for the three months ended September 30, 2005 and increased 10%, or $1.6 million, to $17.9 million for the nine months ended September 30, 2006 from $16.3 million for the nine months ended September 30, 2005. The increase primarily resulted from increased unit sales of IV Infusion Therapy products to U.S. and international distributors, including B. Braun Medical Inc. in the United States and B. Braun Medical S.A. (France) internationally. The Company has a distribution agreement with B. Braun Medical S.A., a manufacturer and distributor of pharmaceuticals and infusion products, to distribute the Company’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa.
Cost of Revenues
Cost of revenues from continuing operations increased 35%, or $1.8 million, to $6.9 million for the three months ended September 30, 2006 from $5.1 million for the three months ended September 30, 2005 and increased 31%, or $4.3 million, to $18.3 million for the nine months ended September 30, 2006 from $14.0 million for the nine months ended September 30, 2005. These increases were primarily due to higher sales volume.
As a percentage of net product sales, product cost of revenues increased for the three and nine months ended September 30, 2006 by approximately one percentage point compared to the same periods in the prior year.
Selling and Marketing Expenses
Selling and marketing expenses from continuing operations increased 12%, or $1.5 million, to $13.8 million for the three months ended September 30, 2006 from $12.2 million for the three months ended September 30, 2005 and increased 15%, or $5.5 million, to $42.3 million for the nine months ended September 30, 2006 from $36.8 million for the nine months ended September 30, 2005.
For the three months ended September 30, 2006, the increase was primarily attributable to increases in commissions ($0.8 million), compensation and related expenses ($0.8 million) and travel and entertainment expenses ($0.4 million), partially offset by a decrease of $0.2 million in advertising and promotions expense. For the nine months ended September 30, 2006, the increase was also primarily attributable to increases in commissions ($3.3 million), compensation and related expenses ($2.6 million) and travel and entertainment expenses ($0.7 million), partially offset by a decrease of $1.2 million in advertising and promotions expense.
Increases in selling and marketing expenses for the three and nine months ended September 30, 2006 were primarily due to costs related to the realignment and expansion of the Company’s direct sales force in the United States. In a transaction effective January 1, 2002, I-Flow re-acquired from Ethicon Endo-Surgery, Inc. the contractual rights to distribute ON-Q products on a direct basis. Since that time, ON-Q revenues have increased rapidly, and the Company’s primary strategy in the Regional Anesthesia market has been to rapidly increase market awareness of the clinical and economic advantages of ON-Q technology through a combination of clinical studies, sales force expansion and marketing programs. The increases in commissions, compensation and related expenses and travel and entertainment expenses were directly related to the increase in revenue, an increase in the number of quota-carrying sales representatives, and the changes in the Company’s direct sales force and sales management.
The Company recognized stock-based compensation costs related to selling and marketing expenses of approximately $0.6 million and $0.5 million during the three months ended September 30, 2006 and 2005, respectively. The Company recognized stock-based compensation costs related to selling and marketing expenses of approximately $1.7 million and $1.5 million during the nine months ended September 30, 2006 and 2005, respectively. The adoption of SFAS 123R in fiscal 2006 did not have a significant impact on stock-based compensation expense for selling and marketing expenses because the Company was required to recognize such expenses under the prior accounting guidance for the stock awards issued to the sales force which were generally granted with an exercise price below fair market value.
As a percentage of net revenues, selling and marketing expenses decreased by approximately 10 and seven percentage points, respectively, for the three and nine months ended September 30, 2006 versus the same periods in the prior year primarily because net revenues increased at a rate that outpaced the increase in selling and marketing expenses described above.

General and Administrative Expenses
General and administrative expenses from continuing operations increased 15%, or $0.5 million, to $3.9 million for the three months ended September 30, 2006 from $3.4 million for the three months ended September 30, 2005 and increased 5%, or $0.4 million, to $9.8 million for the nine months ended September 30, 2006 from $9.4 million for the nine months ended September 30, 2005.
For the three months ended September 30, 2006, the increase was primarily attributable to increases in non-cash compensation expense related to the amortization of deferred compensation ($0.5 million). For the nine months ended September 30, 2006, the increase was primarily attributable to increases in non-cash compensation expense related to the amortization of deferred compensation ($1.3 million), partially offset by a decrease in legal fees ($0.6 million) and bad debt expense ($0.1 million).
Increases in non-cash compensation expense related to the amortization of deferred compensation were primarily due to the adoption of SFAS 123R in fiscal 2006 which requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based compensation, including unvested stock options previously granted to employees at exercise prices equal to the fair market value of the underlying shares at the grant date. The Company recognized stock-based compensation costs related to general and administrative expenses of approximately $0.7 million and $0.2 million during the three months ended September 30, 2006 and 2005, respectively. The Company recognized stock-based compensation costs related to general and administrative expenses of approximately $2.0 million and $0.7 million during the nine months ended September 30, 2006 and 2005, respectively.
As a percentage of net revenues, general and administrative expenses decreased by approximately two and three percentage points, respectively, for the three and nine months ended September 30, 2006 versus the same periods in the prior year primarily because net revenues increased at a rate that outpaced the increase in general and administrative expenses described above.
Product Development Expenses
Product development expenses from continuing operations include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses decreased 3%, or $22,000, to $617,000 for the three months ended September 30, 2006 from $639,000 for the three months ended September 30, 2005 and decreased 9%, or $170,000, to $1,764,000 for the nine months ended September 30, 2006 from $1,934,000 for the nine months ended September 30, 2005. The decreases were primarily due to a decrease in compensation and related expenses that resulted from a decrease in the number of headcount. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market.
Interest Income, Net
Interest income, net of interest expense, from continuing operations increased 5%, or $11,000, to $252,000 for the three months ended September 30, 2006 from $241,000 for the three months ended September 30, 2005 and decreased 7%, or $47,000, to $667,000 for the nine months ended September 30, 2006 from $714,000 for the nine months ended September 30, 2005. The increase during the three months ended September 30, 2006 compared to the same period in the prior year was primarily due to increased investment income from higher rates of return on our short-term investments. The decrease during the nine months ended September 30, 2006 compared to the same period in the prior year was primarily due to a decrease in investment income from lower short-term investment balances.
Income Taxes
Income tax benefit from continuing operations increased to $15.6 million for the three months ended September 30, 2006 from $0.9 for the three months ended September 30, 2005 and increased to $17.0 million for the nine months ended September 30, 2006 from $2.1 million for the nine months ended September 30, 2005. The increase for the three and nine months ended September 30, 2006 is due to a partial release of the valuation allowance for deferred tax assets with an incremental tax benefit of approximately $15.5 million. The income tax benefit was consistent with the guidance in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which addresses financial accounting for deferred tax assets. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it is more likely than not, based on available evidence, that projected future taxable income will be insufficient to recover the deferred tax assets. Due to the pending sale of InfuSystem to HAPC, management believes it is more likely than not that the Company will realize the benefits of the existing net deferred tax asset at September 30, 2006. In the event the Company is unable to operate at a profit and unable to generate sufficient future taxable income it would be required to increase the valuation allowance against all of its deferred tax assets.
The Company’s effective tax rate for the nine months ended September 30, 2006 was a tax benefit of 318.7% compared to tax benefit rate of 23.6% for the nine months ended September 30, 2005. The change in the effective tax rate is primarily the result of the September 30, 2006 valuation allowance decrease, which allowed a majority of all deferred tax assets to be recognized.
The Company also established a $850,000 deferred tax liability on the consolidated balance sheet in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-17, Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary that is Accounted for as a Discontinued Operation (“EITF 93-17”). EITF 93-17 requires that the deferred tax impact of the excess of the financial reporting basis over the tax basis of the parent’s investment in a subsidiary be recognized when it is apparent that the temporary difference will reverse in the foreseeable future. In accordance with EITF 93-17 the Company recorded an adjustment to discontinuing operations for the tax effect of the financial reporting basis in the stock of InfuSystem which exceeds the tax basis. This difference and related deferred tax liabilities associated with discontinued operations will reverse upon closing of the sale of InfuSystem to HAPC.
Liquidity and Capital Resources
During the nine-month period ended September 30, 2006, cash used in operating activities from continuing operations was $5.3 million compared to $10.5 million for the same period in the prior year. The decrease in cash used by operating activities is primarily due to lower operating loss in the current period from continuing operations, net of non-cash items, decrease from accounts payable and improvement in inventory management, partially offset by an increase in accounts receivables. During the nine-month period ended September 30, 2006, cash provided by operating activities from discontinued operations was $5.7 million compared to $4.6 million for the same period in the prior year. The decrease in cash provided was primarily due to an increase in accounts receivable, offset in part by higher income in the current period, net of non-cash items.
During the nine-month period ended September 30, 2006, cash used in investing activities from continuing operations was $2.9 million compared to cash provided by investing activities from continuing operations of $9.9 million for the same period in the prior year. The decrease in cash provided by investing activities was primarily due to a decrease in net proceeds from the maturities and sale of investments, an increase in capital expenditures and an increase in the purchases of investments, offset in part by a decrease in patent acquisitions. During the nine-month period ended September 30, 2006, cash used in investing activities from discontinued operations was $1.7 million compared to cash used in investing activities of $6.0 million for the same period in the prior year. The decrease in cash used was primarily due to a decrease in property additions from the purchase of electronic infusion pumps.
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
During the nine-month period ended September 30, 2006, cash provided by financing activities from continuing operations was $1.0 million compared to cash provided by financing activities of $1.0 million for the same period in the prior year. The increase in cash provided by financing activities was due to an increase in the proceeds from the exercise of stock options during the nine months ended September 30, 2006.
As of September 30, 2006, the Company had cash and cash equivalents of $9.3 million, short-term investments of $15.1 million, net accounts receivable of $16.8 million and net working capital of $63.8 million. Management believes the current funds, together with possible borrowings on the existing line of credit and other bank loans, are sufficient to provide for the Company’s projected needs to maintain operations for at least the next 12 months. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.
The Company has a $10.0 million working capital line of credit with Silicon Valley Bank. The line of credit facility was renewed on April 29, 2006 and expires on April 28, 2007. The Company may borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at either the bank’s prime rate (8.25% at September 30, 2006) or LIBOR plus 2.75%, at the Company’s option. As of September 30, 2006, $10.0 million was available for borrowing and there were no outstanding borrowings.

The Company’s line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to the achievement of a minimum profitability level and satisfaction of a quick ratio test. As of September 30, 2006, the Company believes that it was in compliance with both covenants.
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. The program expired on July 27, 2006. A total of 285,776 shares were repurchased under this program at a weighted-average purchase price of $11.99 per share. No shares were repurchased during the nine months ended September 30, 2006 or 2005.
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
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return, including a decision whether to file or not file in a particular jurisdiction. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of FIN 48 and its impact on the Company’s consolidated financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company does not expect the adoption of SAB 108 to impact its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. The Company is currently assessing the impact of the adoption of SFAS 157 and its impact on the Company’s consolidated financial statements.
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
Inventories
The Company values inventory on a part-by-part basis at the lower of the actual cost to purchase or manufacture the inventory on a first-in, first-out basis and the current estimated market value of the inventory. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory on specifically identified items based primarily on the estimated forecast of product demand and production requirements for the next two years. A significant increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, the Company’s estimates of future product demand may prove to be inaccurate and thus the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have over-reported cost of goods sold in previous periods and would be required to recognize additional operating income at the time of sale. Therefore, although the Company seeks to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and reported operating results.

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
The Company also established a of deferred tax liability on the consolidated balance sheet in accordance with EITF 93-17. EITF 93-17 requires that the deferred tax impact of the excess of the financial reporting basis over the tax basis of the parent’s investment in a subsidiary be recognized when it is apparent that the temporary difference will reverse in the foreseeable future. In accordance with EITF 97-13 the Company recorded an adjustment to discontinuing operations for the tax effect of the financial reporting basis in the stock of InfuSystem, which exceeds the tax basis. This difference and related deferred tax liabilities associated with discontinued operations will reverse upon closing of the sale of InfuSystem to HAPC.
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
The principal objective of the Company’s asset management activities is to maximize net investment income while maintaining acceptable levels of credit and interest rate risk and facilitating its funding needs. At September 30, 2006, the carrying values of the Company’s financial instruments approximated fair values based on current market prices and rates. Approximately 38% of the Company’s cash equivalents and short-term investments have maturity dates of 90 days or less from the date acquired, approximately 59% have maturity dates of greater than 90 days but not more than 365 days and approximately 3% have maturity dates of more than 365 days. The Company is susceptible to market value fluctuations with regard to our short-term investments. However, due to the relatively short maturity period of those investments and based on their highly liquid nature, the risk of material market value fluctuations is not expected to be significant.
Foreign Currency
The Company has a subsidiary in Mexico. As a result, the Company is exposed to potential transaction gains and losses resulting from fluctuations in foreign currency exchange rates. The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.

Item 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
As of November 7, 2006, the Company was involved in legal proceedings in the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management, any resulting future liability will not have a material adverse effect on I-Flow Corporation and its subsidiaries, taken as a whole.
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
RISK FACTORS RELATING TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE
The pending sale of InfuSystem, Inc. to HAPC, Inc. may not be consummated.
On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC for $140 million in the form of cash and a secured note, subject to certain purchase price adjustments based on the level of working capital. The cash portion of the purchase price will range from $65 to $85 million, depending on the amount HAPC pays to its shareholders who choose to convert their HAPC shares into cash. This amount will not be known until the closing of the transaction. The closing of the transaction is subject to standard conditions and approval by the shareholders of HAPC and currently is expected to close late in 2006 or early 2007. There is, however, no assurance that the conditions to the completion of the transaction will be satisfied. If the transaction is not completed, we will be subject to several risks, including the following:
•	our cash flow and financial condition could be adversely affected if the Company is unable to complete the transaction;

•	the current stock price of our common stock may reflect a market assumption that the sale of InfuSystem will occur, and, thus, a failure to complete the transaction could result in a negative perception by the stock market of us generally and a decline in the market price of our common stock;

•	our business could be adversely affected if we are unable to retain key customers, our employees at InfuSystem or attract replacements; and

•	the value of our deferred tax assets could be impaired if the Company is unable to complete the transaction.
We have experienced net losses in prior periods and have an accumulated deficit. Future losses are possible.
As of September 30, 2006, our accumulated deficit was approximately $27.1 million. We had net income of $13.5 million for the nine months ended September 30, 2006, which was primarily due an estimated tax benefit of $15.5 million from the partial release of the valuation allowance for deferred tax assets, and incurred net losses of $8.4 million and $17.1 million for the years ended December 31, 2005 and 2004, respectively. We may not achieve or maintain profitability from operations in the future, and further losses may arise. Further, the sale of InfuSystem may increase losses in the future since that operation has historically enjoyed significant income.
Changes in third-party reimbursement rates may adversely impact InfuSystem’s revenues.
InfuSystem depends primarily on third-party reimbursement for the collection of its revenues. InfuSystem is paid directly by private insurers and governmental agencies, often on a fixed fee basis, for infusion services provided to patients. InfuSystem’s oncology revenues comprised 25% and 26% of our consolidated revenues for the three and nine months ended September 30, 2006, respectively. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues of InfuSystem could have a material adverse effect on our financial condition and results of operations.
We are dependent on our Medicare Supplier Number.
We have obtained a Medicare Supplier Number and are required to comply with Medicare Supplier Standards in order to maintain such number. If we cease to be able to comply with the relevant standards, we could lose our Medicare Supplier Number, which is the primary identification number used with our various third-party payors. The loss of such identification number for any reason would have a materially adverse effect on our business and revenues.
Our revenues are heavily dependent on physicians’ acceptance of infusion therapy as a preferred therapy since a significant percentage of patients are treated with oral medications. If new oral medications are introduced or future clinical studies demonstrate that oral medications are as effective or more effective than infusion therapy, our business could be adversely affected.
Continuous infusion therapy is currently preferred by many physicians over oral medication treatment despite the more cumbersome aspects of maintaining a continuous infusion regimen. The reasons for these physicians’ preference are varied, including a belief that infusion therapy involves fewer adverse side effects and may provide greater therapeutic benefits. Numerous clinical trials are currently ongoing, evaluating and comparing the therapeutic benefits of current infusion-based regimens with various oral medication regimens. If these clinical trials demonstrate that oral medications provide equal or greater therapeutic benefits and/or demonstrate reduced side effects from prior oral medication regimens, our revenues and overall business could be materially and adversely affected. Additionally, if new oral medications are introduced to the market that are superior to existing oral therapies, physicians’ willingness to prescribe infusion-based regimens could decline, which would adversely affect our financial condition and results of operations.
Our growth strategy includes expansion into infusion treatment for cancers other than the colorectal type. There can be no assurance that infusion-based regimens for these other cancers will become accepted or that we will be successful in penetrating these different markets.
A significant aspect of our growth strategy is to expand into the treatment of other cancers, such as head, neck, esophagus, stomach, and lung. Currently, however, there is not widespread acceptance of infusion-based therapies in the treatment of these other cancers and future acceptance of continuous infusion therapies depends on new protocols for existing drugs and approval of new drugs currently in clinical trials. No assurances can be given that these new drugs will be approved or will prove superior to oral medication or other treatment alternatives. In addition, no assurances can be given that we will be able to successfully penetrate any new markets that may develop in the future or manage the growth in additional resources that would be required.
We may need to raise additional capital in the future to fund our operations. We may be unable to raise funds when needed or on acceptable terms.
During the nine months ended September 30, 2006, our operating activities used cash from continuing operations of $5.3 million and our investing activities used cash from continuing operations of $2.9 million. As of September 30, 2006, we had cash and equivalents of $9.3 million, short-term investments of $15.1 million and net accounts receivable of $16.8 million. We believe our current funds, together with possible borrowings on our existing lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to reduce our operations or seek additional financing. Furthermore, financing may not be available when needed and may not be on terms acceptable to us. In addition, the anticipated sale of InfuSystem is expected to provide us with additional cash from proceeds at the closing of the sale. However, the amount of the cash portion of the proceeds cannot be determined with certainty and there is no assurance the transaction will be completed.

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
For the three and nine months ended September 30, 2006, sales to customers in foreign countries comprised approximately 17% and 16% of our revenues from continuing operations, respectively. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.
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
For the three months ended September 30, 2006, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 9% and 8% of the Company’s total revenues from continuing operations, respectively. For the nine months ended September 30, 2006, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 8% and 7% of the Company’s total revenues from continuing operations, respectively. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical Inc. could cause a material decline in our overall sales and a material adverse effect on our business.
RISK FACTORS RELATED SPECIFICALLY TO OUR COMMON STOCK
The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.
Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the three months ended September 30, 2006 was approximately 213,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.
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
Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding options and warrants may be resold pursuant to currently effective registration statements. As of September 30, 2006, there were:
•	22,925,443 shares of common stock that are freely tradable in the public markets;
•	521,931 shares of restricted stock that are subject to outstanding awards under our 2001 Equity Incentive Plan;
•	215,109 shares of common stock underlying outstanding warrants which have been registered for resale under a Registration Statement on Form S-3 (Registration No. 333-109096); and
•	an aggregate of 4,287,116 shares of common stock that are subject to outstanding awards under our various equity incentive plans, including shares of restricted stock units and stock options.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. A total of 285,776 shares were repurchased under this program at a weighted-average price of $11.99 per share. No shares were repurchased during the three months ended September 30, 2006.
Item 6. EXHIBITS
The Exhibit Index included herewith is incorporated herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-FLOW CORPORATION

Date: November 7, 2006	/s/ Donald M. Earhart Donald M. Earhart
Chairman, President and Chief Executive Officer
(On behalf of the registrant)

Date: November 7, 2006	/s/ James R. Talevich

James R. Talevich
Chief Financial Officer
(As principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement, dated October 28, 2004, by and between Integra LifeSciences Corporation and I-Flow Corporation (1)

2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation (2)

2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. (3)

2.4	Agreement and Plan of Merger, dated February 9, 1998, by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (4)

2.5	Agreement for Purchase and Sale of Assets, dated July 3, 1996, by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (5)

2.6	Stock Purchase Agreement, dated as of September 29, 2006, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (including the Form of Services Agreement, attached thereto as Exhibit A, the Form of License Agreement attached thereto as Exhibit B and the Term Sheet attached thereto as Exhibit C) (11)

3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation (6)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (2)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (7)

4.1	Specimen Common Stock Certificate (8)

4.2	Warrant Agreement, dated February 13, 1990, between the Company and American Stock Transfer & Trust Company, as warrant agent (9)

4.3	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as rights agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase (7)

4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.6	Form of Warrant, dated September 4, 2003 (1)

4.7	Form of Registration Rights Agreement, dated September 4, 2003 (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 4, 2006.