Form 10-K
period 2006-12-31
I FLOW CORP /DE/
filed 2007-03-30
CIK 857728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2006 (the last trading day of the second fiscal quarter) was $233,347,972, based on a closing price of $10.82 on the Nasdaq Global Market on such day. The number of shares of the registrant’s common stock outstanding at March 23, 2007 was 24,212,776.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this annual report on Form 10-K is incorporated by reference to portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on May 24, 2007, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2006.

PART I

Item 1.	Business.

The Company

I-Flow Corporation (the “Company” or “I-Flow”) designs, develops, manufactures and markets technically advanced, low-cost ambulatory infusion systems that are redefining the standard of care by providing life enhancing, cost-effective solutions for pain relief. The Company’s products are used in hospitals, home and other settings, including free-standing surgery centers and physicians’ offices.

Since it began in 1985, I-Flow has established a reputation in the medical and health care industry as an innovator in drug delivery technology. Through product innovation and strategic acquisitions, the Company has emerged as a leader in pain management, offering highly effective therapeutic delivery systems for physicians and their patients. I-Flow’s suite of pain management products provides reliable and simple regional anesthesia techniques that eliminate many of the side effects customarily associated with narcotics and general anesthesia. Patients who use I-Flow’s pain management products generally recover more rapidly after surgery, which results in shorter hospital stays and reduced costs.

I-Flow currently manufactures a line of compact, portable infusion pumps, catheters and pain kits that administer local anesthetics directly to the wound site or near a nerve. The Company also manufactures a line of disposable infusion pumps used to administer chemotherapies, antibiotics and other medications. The Company has continued to introduce into the market reliable, lightweight, portable infusion pumps which enable patients to live ambulatory and, therefore, more productive lifestyles. I-Flow sells and distributes its products throughout the United States, Canada, Europe, Asia, Mexico, Brazil, Australia, New Zealand and the Middle East.

InfuSystem, Inc. (“InfuSystem”), a wholly owned subsidiary of I-Flow Corporation, is primarily engaged in the rental of infusion pumps on a month-to-month basis for the treatment of cancer. On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC, Inc. (“HAPC”) for $140 million in the form of cash and a secured note, subject to certain price adjustments based on the level of working capital. The Company’s consolidated financial statements and related notes have been recast to reflect the financial position, results of operations and cash flows of InfuSystem as a discontinued operation.

The Company was incorporated in the State of California in 1985. In 2001, the Company changed its state of incorporation to Delaware by merging into a wholly owned subsidiary incorporated in Delaware. The Company’s corporate offices are located at 20202 Windrow Drive, Lake Forest, California 92630. I-Flow’s telephone number is (949) 206-2700 and its website is www.iflo.com.

Recent Developments

On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC for $140 million in the form of cash and a secured note, subject to certain price adjustments based on the level of working capital. The cash portion of the purchase price will range from $65 to $85 million, depending on the amount HAPC pays to its shareholders who choose to convert their HAPC shares into cash. This amount will not be known until the closing of the transaction. The closing of the transaction is subject to customary conditions and approval by shareholders of HAPC, and currently is expected to close in the second quarter of 2007. However, no assurance can be given that the transaction will close.

On January 2, 2007, the Company announced that effective as of January 1, 2007 Medicare covers ON-Q®, the Company’s acute pain kit product line, to treat post-surgical pain under the hospital outpatient payment setting. The decision by Medicare to change the designation of the code that includes ON-Q (A4306) signifies that Medicare has recognized this therapy to be a payable covered benefit as part of the hospital outpatient prospective payment system.

Acquisitions and Divesititures

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

The Company’s Products

I-Flow offers health care professionals an array of cost-effective drug delivery devices designed to meet the needs of today’s managed care environment in both hospital and alternate site settings. The Company’s management has chosen to organize the enterprise around differences in products and services, which is the level at which the Company’s management regularly reviews operating results to make decisions about resource allocation and segment performance. The Company’s products are predominately assembled from common subassembly components in a single integrated manufacturing facility, and operating results are reviewed by management on a combined basis including all products as opposed to several operating segments. The Company believes it is most meaningful for the purposes of revenue analyses, however, to group the product lines into two markets representing specific clinical applications — Regional Anesthesia and Intravenous (“IV”) Infusion Therapy.

The following table sets forth a summary of the Company’s revenues by market from our continuing operations, expressed as percentages of the Company’s total net revenues for each fiscal year:

Net Revenues by Market Segment	2006	2005	2004

Regional Anesthesia	73%	69%	63%
IV Infusion Therapy	27%	31%	37%

Regional Anesthesia

Acute Pain Kits

I-Flow’s acute pain kit product line includes the ON-Q PainBuster® Post-Operative Pain Relief System, the Soaker® Catheter, the SilverSoakertm Catheter and the C-bloc® Continuous Nerve Block System. I-Flow’s ON-Q systems offer continuous wound site pain management, which is considered to be one of the most ideal treatments for post-operative pain. This approach represents a significant improvement over traditional methods of post-operative pain management because fewer narcotics, which have negative side effects, are used. I-Flow’s C-bloc system is designed for continuous peripheral nerve blocks that are performed by anesthesiologists. Studies have shown that ON-Q, when used for the treatment of post-operative pain, reduced average pain scores, reduced the use of narcotics for pain control following surgery, and decreased the average length of hospital stays.

In December 2005, the United States Food and Drug Administration (the “FDA”) authorized the use of the Company’s SilverSoaker Catheters (1”, 2.5”, 5” and 10” versions) for pain management in a wide range of surgical incisions. The SilverSoaker Catheter, which attaches to I-Flow’s diverse line of ON-Q PainBuster pumps, provides continuous, even infusion of a non-narcotic local anesthetic directly along surgical incisions for post-operative pain management. In addition, the Catheters are coated with pure metallic silver which has been shown to be an antimicrobial agent that is effective against a wide variety of microorganisms, including bacteria and fungi, which can cause infections. The ON-Q SilverSoaker may destroy and inhibit the growth of microorganisms on the surface of the catheter. The unique antimicrobial coating complements ON-Q’s novel Soaker technology that effectively delivers medication evenly over a wide range of surgical incisions.

IV Infusion Therapy

Elastomerics

I-Flow’s product line of elastomeric pumps delivers medication from an elastic “balloon” that does not rely on gravity for proper delivery. This easy-to-use technology provides health care professionals with a device that is both safe and simple enough for patients to use for self-administration of medication. These characteristics provide patients with better mobility and a quicker transition to rehabilitation. The Company’s elastomeric line of products can be used for antibiotic therapy, pain management medications, chemotherapy and other medications. The Company’s elastomeric products include its patented Homepump Eclipse®, Homepump Eclipse “C” Series and the Easypumptm.

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

Electronic Pumps

During 2004, the Company phased out its ambulatory electronic infusion products, which included the I-Flow VIPtm pump and the VOICELINK® Remote Programming System.

Sales and Distribution

During the five years that the Company has been marketing the ON-Q product line through its direct sales representatives, I-Flow has significantly expanded its product line and distribution capabilities to establish itself as a leading participant in the Regional Anesthesia market. Management believes that this expansion, coupled with the Company’s innovations in pain management and infusion technologies, has placed I-Flow in a position for future potential growth.

The Company believes that the hospital market for I-Flow’s simple, portable regional anesthesia technologies is largely untapped at this time. The Company estimates that there are more than 15 million operative procedures performed in the United States every year for which the ON-Q product line could be used. The Company estimates that the current penetration by all participants in this market combined is approximately 4%.

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

The Company currently distributes its products in the United States through its internal sales force as well as through a number of national and regional medical product distributors. The Company relies on regional United States medical product distributors for approximately 4% of its revenue from continuing operations.

The Company has exclusive United States distribution rights to the ON-Q PainBuster, and has been selling the Company’s products through its direct sales organization since January 1, 2002. As of December 31, 2006, 2005 and 2004, the Company had approximately 280, 250 and 230 employees, respectively, in its sales organization. The Company’s sales organization is comprised of inside and outside salespeople, nurses, customer service representatives, and sales management. In 2004, the Company changed the name of its ON-Q Post-Operative Pain Relief System and PainBuster Pain Management System to ON-Q PainBuster Post-Operative Pain Relief System to consolidate the brand identity of its products.

In 1998, the Company entered into an agreement with B. Braun Medical S.A. (France), a manufacturer and distributor of pharmaceuticals and infusion products, to distribute I-Flow’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The agreement is renewable on an annual basis. For the years ended December 31, 2006, 2005 and 2004, sales to B. Braun Medical S.A. accounted for 9%, 10% and 12% of the Company’s total revenues from continuing operations, respectively. The Company entered into a separate agreement with B. Braun Medical Inc., a national United States distributor, to distribute I-Flow’s elastomeric pumps to B. Braun Medical Inc.’s IV Infusion Therapy customers in the United States. The agreement is currently scheduled to expire on December 31, 2008. For the years ended December 31, 2006, 2005 and 2004, sales to B. Braun Medical Inc. accounted for 8%, 8% and 6% of the Company’s total revenues from continuing operations, respectively.

The Company also sells several of its products into the international market and has agreements with distributors in a number of countries. Currently, the Company sells its products through distributors in Australia, the Benelux Countries, Brazil, Canada, England, France, Germany, Greece, Israel, Italy, Japan, Korea, Mexico, New Zealand, Spain and Sweden. Aggregate revenues from countries outside of the United States represented approximately 17%, 18% and 22% of the Company’s total revenues from continuing operations for the years ended December 31, 2006, 2005 and 2004, respectively. The Company does not have any capital investments in any foreign operations except for its manufacturing plant in Mexico.

Total revenues attributable to each geographic area in which the Company has sales is as follows:

Sales to Unaffiliated Customers:	2006	2005	2004
	(Amounts in thousands)

United States	$78,136	$59,214	$40,489

Europe	$12,840	$10,497	$9,214
Asia/Pacific Rim	1,362	1,328	1,365
Other	1,244	1,080	728

All Foreign Countries in the Aggregate	$15,446	$12,905	$11,307

Competition

The drug infusion industry is highly competitive. The Company competes in this industry primarily based on product differentiation and performance, service and price. Some of the Company’s competitors are large, diversified medical products companies with greater name recognition and significantly greater resources than the Company for research and development, manufacturing, marketing and sales. As a result, they may be better able to compete for market share, even in areas in which the Company’s products may be superior. The industry is subject to rapid technological changes and there can be no assurance that the Company will be able to maintain any existing technological advantage long enough to establish its products in the market or to achieve and sustain profitability. In the Regional Anesthesia market segment, the Company’s products compete primarily against the conventional use of narcotics for the treatment of post-operative pain.

The number of current known market participants in the United States, including the Company, and the Company’s current estimated competitive position in terms of revenue for each of its product lines is noted in the table below.

		Company’s
	Number of Known	Estimated
	Market	Competitive
U.S. Market Description	Participants(1)	Position

Regional Anesthesia
Acute Pain Kits (wound site pain management)	13	1
IV Infusion Therapy
Elastomerics	4	1

(1)	Includes the Company

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

Backlog

The Company did not have a significant backlog of unfilled orders as of December 31, 2006 or December 31, 2005.

Product Development

The Company has focused its product development efforts on products in post-operative pain relief and ambulatory infusion systems markets. In the years ended December 31, 2006, 2005 and 2004, the Company incurred expenses of approximately $2.4 million, $2.5 million and $2.8 million, respectively, for product development.

Patents and Trademarks

The Company has filed patent applications in the United States for substantially all of its products. The Company has also filed for intellectual property right protection in all foreign countries for products from which it expects significant revenue. As of December 31, 2006, the Company held approximately 170 patents, including approximately 50 United States patents and approximately 120 foreign patents. The Company’s patents generally expire between 2007 to 2023. Significant patents on the Company’s elastomeric balloon pump design and Soaker Catheter expire in 2012 and 2019, respectively. Management is unaware of any limitations on the Company’s intellectual property that would have a material adverse effect on the Company.

All of the Company’s product names are either licensed as registered trademarks or have trademark applications pending.

There can be no assurance that pending patent or trademark applications will be approved or that any patents will provide competitive advantages for the Company’s products or will not be challenged or circumvented by competitors or others.

Government Regulation

The testing, manufacture and commercialization of the Company’s products are subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration (“FDA”) and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other matters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request a recall, repair, replacement or refund of the cost of any device manufactured or distributed in the United States if the device is deemed to be unsafe. The Company initiated two voluntary product recalls in 2006. Both product recalls involved package labeling errors and were isolated to specific lots that were shipped. Final disposition with the FDA has occurred on one of the product recalls. The Company estimates that final disposition will occur in May 2007 for the second recall. The Company believes that the impact of the two product recalls was insignificant and does not expect a material impact to its financial condition and results of operations.

In the United States, devices are classified into one of three classes (Class  I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I and II devices are subject to general controls, and in some cases special controls, including but not limited to performance standards, pre-market notification (“510(k)”) and post-market surveillance. Class III devices generally pose the highest potential risk to the patient and are typically subject to pre-market approval to ensure their safety and effectiveness. The Company’s products are all Class I or II.

Prior to commercialization in the United States, manufacturers must obtain FDA clearance through a pre-market notification or pre-market approval process, which can be lengthy, expensive and uncertain. The FDA has been requiring more rigorous demonstration of product performance as part of the 510(k) process, including submission of extensive clinical data. It generally takes from two to six months to obtain clearance, but may take longer. If the FDA determines that additional information is needed before a clearance determination can be made, the introduction of new products into the market could be delayed or prevented. A pre-market approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests and laboratory and animal studies. In addition, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, require new submissions to the FDA, and there can be no assurance that the FDA will grant approval.

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

Any devices the Company manufactures or distributes pursuant to FDA clearance or approvals are subject to continuing regulation by the FDA and certain state agencies, including adherence to FDA Quality System Regulations relating to testing, control, documentation and other quality assurance requirements. The Company must also comply with Medical Device Reporting requirements that mandate reporting to the FDA of any incident in which a product may have caused or contributed to a death or serious injury, or in which a product malfunctioned and, if the malfunction were to recur, would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

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

The Company’s research and development and manufacturing activities may involve the controlled use of hazardous materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. These regulations include federal statutes popularly known as CERCLA, RCRA and the Clean Water Act. Compliance with these laws and regulations is expensive. If any governmental authorities were to impose new environmental regulations requiring compliance in addition to that required by existing regulations, these future environmental regulations could impose substantial costs on the Company’s business. In addition, because of the nature of the penalties provided for in some of these environmental regulations, the Company could be required to pay substantial fines, penalties or damages in the event of noncompliance with environmental laws or the exposure of individuals to hazardous materials. Any environmental violation or remediation requirement could also partially or completely shut down the Company’s research and manufacturing facilities and operations, which would have a material adverse effect on its business. The Company does not believe that it is currently exposed to any significant environmental violation or remediation requirement.

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

Employees

As of February 28, 2007, the Company and its subsidiaries had a total of approximately 500 full-time employees in the United States and approximately 490 employees in Mexico. None of the Company’s employees in the United States or Mexico are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good. From time to time, the Company also uses temporary employees. These temporary employees are usually engaged to manufacture the Company’s products.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our web site at www.iflo.com as soon as reasonably practicable after we electronically file or furnish the reports with or to the Securities and Exchange Commission.

Item 1A.  Risk Factors.

RISK FACTORS RELATING TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE

The pending sale of InfuSystem to HAPC may not be consummated.

On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC for $140 million in the form of cash and a secured note, subject to certain purchase price adjustments based on the level of working capital. The cash portion of the purchase price will range from $65 to $85 million, depending on the amount HAPC pays to its shareholders who choose to convert their HAPC shares into cash. This amount will not be known until the closing of the transaction. The closing of the transaction is subject to customary conditions and approval by the shareholders of HAPC, and currently is expected to close in the second quarter of 2007. There is, however, no assurance that the transaction will be consummated. If the transaction is not completed, we will be subject to several risks, including the following:

•	our cash flow and financial condition could be adversely affected if the Company is unable to complete the transaction;

•	the current stock price of our common stock may reflect a market assumption that the sale of InfuSystem will occur, and, thus, a failure to complete the transaction could result in a negative perception by the stock market of us generally and a decline in the market price of our common stock;

•	changes in third-party reimbursement rates may adversely impact InfuSystem’s revenues. InfuSystem depends primarily on third-party reimbursement for the collection of its revenues. InfuSystem is paid directly by private insurers and governmental agencies, often on a fixed fee basis, for infusion services provided to patients. InfuSystem’s oncology revenues comprised 25% and 28% of our consolidated revenues for the years ended December 31, 2006 and 2005, respectively. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues of InfuSystem could have a material adverse effect on our financial condition and results of operations;

•	our business could be adversely affected if we are unable to retain key customers, our employees at InfuSystem or attract replacements; and

•	the value of our deferred tax assets could be impaired if the Company is unable to complete the transaction.

We have experienced net losses in prior periods and have an accumulated deficit. Future losses are possible.

As of December 31, 2006, our accumulated deficit was approximately $26.9 million. We had net income of $13.7 million for the year ended December 31, 2006, which was primarily due to an incremental tax benefit of $16.8 million from the release of the valuation allowance for deferred tax assets. We incurred net losses of $8.4 million and $17.1 million for the years ended December 31, 2005 and 2004, respectively. We may not achieve or maintain profitability from operations in the future, and further losses may arise. Further, the sale of InfuSystem may increase losses in the future since that operation has historically enjoyed significant income.

We have invested substantial resources into the sales and marketing of the ON-Q PainBuster. If this product does not achieve significant clinical acceptance or if our direct sales strategy is not successful, our financial condition and operating results will be adversely affected.

Our current strategy assumes that the ON-Q PainBuster will be used in a significant number of surgical cases, ultimately becoming the standard of care for many common procedures. We have invested, and continue to invest, a substantial portion of our resources to establish and maintain a direct sales force to sell and market ON-Q. During the years ended December 31, 2006 and 2005, we invested approximately $56.4 million and $48.8 million, respectively, in the sales and marketing of ON-Q. A failure of ON-Q to achieve and maintain a significant market presence, or the failure to successfully implement our direct sales strategy, will have a material adverse effect on our financial condition and results of operations.

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

Hospitals, alternate care site providers and physicians are heavily dependent on payment for their services by private insurers and governmental agencies. Changes in the reimbursement system could adversely affect our participation in the industry. For example, our InfuSystem subsidiary incurred approximately $4.0 million in bad debt expense during the year ended December 31, 2006, which was primarily due to a delay in collections from a specific large third party insurer. The delays resulted from procedural and processing changes within the insurer’s affiliated group of companies. Our products fall into the general category of infusion devices and related disposable products with regard to reimbursement issues. Except for payments made to our InfuSystem subsidiary, the majority of reimbursements are not paid directly to us. Rather, health care providers will often request that their patients’ health insurance providers provide them with some form of reimbursement for the disposables that are consumed in the patients’ therapy.

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

Our InfuSystem subsidiary obtained a Medicare Supplier Number, which is the primary identification number used with our various third-party payors, and are required to comply with Medicare Supplier Standards in order to maintain such number. If we cease to be able to comply with the relevant standards, we could lose our Medicare Supplier Number. The loss of such identification number for any reason would have a materially adverse effect on our business and revenues.

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

During the year ended December 31, 2006, our operating activities used cash from continuing operations of $5.1 million and our investing activities used cash from continuing operations of $6.6 million. As of December 31, 2006, we had in our continuing operations cash and equivalents of $9.3 million, short-term investments of $18.1 million and net accounts receivable of $18.9 million. We believe our current funds, together with possible borrowings on our existing lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to reduce our operations or seek additional financing. Furthermore, financing may not be available when needed and may not be on terms acceptable to us. In addition, the anticipated sale of InfuSystem is expected to provide us with additional cash from proceeds at the closing of the sale. However, the amount of the cash portion of the proceeds cannot be determined with certainty and there is no assurance the transaction will be completed.

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

The drug infusion industry is highly competitive. We compete in this industry primarily based on product differentiation and performance, service and price. Some of our competitors have significantly greater resources than we do for research and development, manufacturing, marketing and sales. As a result, they may be better able to compete for market share, even in areas in which our products may be superior. We continue our efforts to introduce clinically effective, cost-efficient products into the market, but the industry is subject to technological changes and we may not be able to maintain any existing technological advantage long enough to establish our products and to achieve or sustain profitability. If we are unable to effectively compete in our market, our financial condition and results of operations will materially suffer.

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

We rely substantially on proprietary technology and capabilities. We have filed patent applications in the United States for substantially all of our products. We have also filed for intellectual property rights protection in all foreign countries for products from which we expect significant revenue. As of December 31, 2006, we held approximately 170 patents, including approximately 50 United States patents and approximately 120 foreign patents. Our patents generally expire between 2007 and 2023. Significant patents on our elastomeric balloon pump and Soaker Catheter expire in 2012 and 2019, respectively. Without sufficient intellectual property protection, our competitors may be able to sell products identical to ours and cause a downward pressure on the selling price of our products.

There can be no assurance that pending patent or trademark applications will be approved or that any patents will provide competitive advantages for our products or will not be challenged or circumvented by competitors. Our competitors may also independently develop products with equivalent or superior capabilities or otherwise obtain access to our capabilities. In addition, we may become involved in potential litigation involving our proprietary technology, such as patent or copyright infringement actions. Any negative outcome from such proceedings may have a material adverse effect on our financial condition and results of operations.

A significant portion of our sales is to customers in foreign countries. We may lose revenues, market share and profits due to exchange rate fluctuations and other factors related to our foreign business.

For the years ended December 31, 2006 and 2005, sales to customers in foreign countries comprised approximately 17% and 18% of our revenues from continuing operations, respectively. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.

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

For the year ended December 31, 2006, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 9% and 8% of the Company’s total revenues from continuing operations, respectively. For the year ended December 31, 2005, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 10% and 8% of the Company’s total revenues from continuing operations, respectively. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical Inc. could cause a material decline in our overall sales and a material adverse effect on our business.

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

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. Section 404 also requires our independent auditor to attest to, and to report on, management’s assessment of our internal control over financial reporting. Our management evaluated our internal control over financial reporting as of December 31, 2006 in order to comply with Section 404 and concluded that our internal control over financial reporting were not effective. See Item 9A of this report for a discussion of the material weakness identified by management as of December 31, 2006. Also, in the year ended December 31, 2004, we identified a material weakness. Our independent registered public accounting firm expressed an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2006 and 2004. We have since resolved the material weaknesses, but if we fail to implement and maintain adequate internal control over financial reporting in the future, as such standards are modified, supplemented or amended from time to time, we cannot assure you that we or our independent accounting firm will be able to conclude in the future that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain a system of effective internal control over financial reporting, it could have a material adverse effect on our business and our stock price.

RISK FACTORS RELATED SPECIFICALLY TO OUR COMMON STOCK

The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.

Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the three months ended December 31, 2006 was approximately 206,500 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.

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

Future sales of our common stock by existing stockholders or holders of awards under our equity incentive plans could negatively affect the market price of our stock and make it more difficult for us to sell stock in the future.

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding options and warrants may be resold pursuant to currently effective registration statements. As of December 31, 2006, there were:

•	23,378,938 shares of common stock that are freely tradable in the public markets;

•	521,931 shares of restricted stock that are subject to outstanding awards under our 2001 Equity Incentive Plan;

•	185,109 shares of common stock underlying outstanding warrants which have been registered for resale under a Registration Statement on Form S-3 (Registration No. 333-109096); and

•	an aggregate of 3,842,285 shares of common stock that are subject to outstanding awards under our various equity incentive plans, including shares of restricted stock units and stock options.

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

If our common stock is no longer traded on a national trading market, it may be more difficult for stockholders to sell their shares, and the price of our common stock would likely be negatively affected. Currently, our common stock is traded on the Nasdaq Global Market. Nasdaq has a number of continued listing requirements, including a minimum trading price requirement. Failure to comply with any Nasdaq continued listing requirement could cause our common stock to be removed from listing. Should this occur, we may not be able to secure listing on other exchanges or quotation systems, and this would have a material adverse effect on the price and liquidity of our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company’s headquarters are located in Lake Forest, California, where the Company leases a 66,675 square foot building. The Company entered into a lease in 1997 for the building with a total of 51,000 square feet and a term of 10 years. During 2006, the Company amended the lease to add an additional 15,675 square feet of space and extended the term for an additional three years. The Company has the option to extend the lease for an additional five years, which the Company currently intends to exercise. The Company also leases a total of 50,000 square feet in two buildings in Tijuana, Mexico for the manufacture and assembly of its disposable IV Infusion Therapy devices and elastomeric Regional Anesthesia products. The plant lease expires in 2008, and the Company has two renewal options of four years each. Two additional leases were entered into in 2005 to provide additional warehouse space leased in the plant. The terms of the two additional leases are 15 months and 42 months with two renewal options each of three and four years, respectively. The plant currently operates at approximately 50% of maximum capacity. Additionally, the Company’s InfuSystem subsidiary entered into leases in July 2002 for 14,000 square feet of general office space and 4,000 square feet of warehouse space in Madison Heights, Michigan. Both leases have a term of five years. The Company believes that its facilities are adequate to meet its current needs.

Item 3.	Legal Proceedings.

As of March 30, 2007, the Company was involved in legal proceedings in the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management any resulting future liability will not have a material adverse effect on the Company and its subsidiaries, taken as a whole.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the three months ended December 31, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the executive officers of the Company as of March 30, 2007. There are no family relationships between any of the executive officers or directors of the Company. The executive officers are chosen annually at the first meeting of the board of directors following the annual meeting of stockholders and, subject to the terms of any employment agreement, serve at the will and pleasure of the board of directors.

Name	Age	Position

Donald M. Earhart	62	President, Chief Executive Officer and Chairman of the Board
James J. Dal Porto	53	Executive Vice President, Chief Operating Officer, Director and Secretary
James R. Talevich	56	Chief Financial Officer and Treasurer

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

James J. Dal Porto has been a director since 1996.  Mr. Dal Porto joined the Company as Controller in October 1989. Mr. Dal Porto was promoted to Treasurer in October 1990, to Vice President of Finance and Administration in March 1991, to Executive Vice President and Chief Financial Officer in March 1993 and to Chief Operating Officer in February 1994. Mr. Dal Porto was appointed Secretary in 2004. Mr. Dal Porto served as Financial Planning Manager and Manager of Property Accounting and Local Taxation at CalComp, a high technology manufacturing company, from 1984 to 1989. Mr. Dal Porto holds a B.S. in Economics from the University of California at Los Angeles and an M.B.A. from California State University, Northridge.

James R. Talevich joined the Company as Chief Financial Officer in August 2000. Prior to joining the Company, he was Chief Financial Officer of Gish Biomedical, Inc., a publicly held medical device company, from 1999 to 2000, and Chief Financial Officer of Tectrix Fitness Equipment, Inc., a privately held manufacturing company, from 1995 to 1999. Prior to 1995, he held financial management positions with Mallinckrodt Medical, Inc., Sorin Biomedical, Inc., a medical products subsidiary of Fiat S.p.A., Pfizer, Inc., Sensormedics Corporation, a privately held medical device company, Baxter Travenol Laboratories, Inc. and KPMG Peat Marwick. Mr. Talevich holds a B.A. in Physics from California State University, Fullerton, an M.B.A. from the University of California at Los Angeles, and is a Certified Public Accountant.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Information

The Company’s common stock trades on The Nasdaq Global Market under the symbol “IFLO.” Set forth below are the high and low sales prices for the Company’s common stock for each full quarterly period within the two most recent fiscal years.

	High	Low

2005
1st Quarter	$19.21	$15.45
2nd Quarter	$18.05	$13.17
3rd Quarter	$17.75	$12.45
4th Quarter	$14.69	$11.57
2006
1st Quarter	$16.64	$12.86
2nd Quarter	$14.10	$10.82
3rd Quarter	$12.80	$10.10
4th Quarter	$15.71	$12.77

American Stock Transfer & Trust Company is the transfer agent for the Company’s common stock. As of February 28, 2007, the Company had 298 stockholders of record.

The Company has not paid, and does not currently expect to pay in the foreseeable future, cash dividends on its common stock.

Information About Our Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to shares of the Company’s common stock that may be issued under its equity compensation plans.

			Weighted-	Number of Securities
			Average Exercise	Remaining Available for
	Number of Securities		Price of	Future Issuance Under
	to be Issued Upon		Outstanding	Equity Compensation
	Exercise of		Options,	Plans (Excluding
	Outstanding Options,		Warrants and	Securities Reflected in
Plan Category	Warrants and Rights (A)		Rights	Column (A))

Equity compensation plans approved by security holders	3,834,585	(1)	$9.14	2,932,477	(2)
Equity compensation plans not approved by security holders	7,700	(3)	$10.88	—	(4)

(1)	Includes 548,140 shares of restricted stock units with no exercise price and outstanding options, totaling 3,286,445 shares, to purchase shares of the Company’s common stock under: (a) the 1992 Non-Employee Director Stock Option Plan; (b) the 1996 Stock Incentive Plan; and (c) the I-Flow Corporation 2001 Equity Incentive Plan.

(2)	All shares of common stock that remain available for future issuance are under the I-Flow Corporation 2001 Equity Incentive Plan.

(3)	Includes options to purchase 2,700 shares of the Company’s common stock under the I-Flow Corporation Stock Option Agreement with Orlando Rodrigues and options to purchase 5,000 shares of the Company’s common stock issued to Thomas Winters, M.D. to acquire the non-exclusive rights to utilize intellectual property owned by Dr. Winters, including registered United States patents. Dr. Winters was not, at the time, an employee, director or consultant to the Company.

(4)	No shares available for future issuance. The Company’s 2001 Restricted Stock Plan and 2003 Restricted Stock Plan have both been terminated.

Material Features of Non-Stockholder Approved Plans

I-Flow Corporation Stock Option Agreement with Orlando Rodrigues

In February 2002, the Company’s board of directors entered into a stock option agreement with Orlando Rodrigues to induce Mr. Rodrigues to become its employee. Pursuant to the stock option agreement, the Company granted Mr. Rodrigues options to purchase up to 40,000 shares of the Company’s common stock at an exercise price of $2.89 per share. Twenty percent of the options vested on the first anniversary of the date of grant. The remaining options vest ratably on a daily basis over a five-year period until all of the options are vested. The options expire on the fifth anniversary of the date of grant.

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the five years ended December 31, 2006 with The Nasdaq Stock Market Composite Index and the Surgical and Medical Instruments and Apparatus Industry Index (SIC Code 3841). The graph assumes that $100 was invested on December 31, 2001 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
I-Flow Corporation	100.00	52.88	471.86	617.97	495.59	506.78
Industry Index	100.00	80.89	119.67	140.20	153.92	162.32
Nasdaq Market Index	100.00	68.81	103.79	112.93	115.49	127.41

Item 6.	Selected Financial Data.

The following selected consolidated financial data has been derived from the Company’s audited consolidated financial statements. The information set forth below is not necessarily indicative of the expectations of results for future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands, except per share amounts)

Consolidated Statements of Operations Data:(1)(2)(3)
Net product sales	$93,582	$72,119	$51,796	$34,021	$24,370
Cost of revenues	26,267	19,662	15,703	13,285	8,979

Gross profit	67,315	52,457	36,093	20,736	15,391
Operating expenses:
Selling and marketing	57,731	49,899	41,199	17,450	9,631
General and administrative	15,012	16,269	10,637	6,153	5,198
Product development	2,436	2,549	2,779	2,361	2,104

Total operating expenses	75,179	68,717	54,615	25,964	16,933

Operating loss	(7,864)	(16,260)	(18,522)	(5,228)	(1,542)
Interest expense (income), net	(933)	(937)	(525)	31	(12)

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(6,931)	(15,323)	(17,997)	(5,259)	(1,530)
Income tax provision (benefit)	(17,561)	(2,334)	2,050	(2,015)	(634)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	10,630	(12,989)	(20,047)	(3,244)	(896)
Discontinued operations:
Income from discontinued operations, net of tax	3,044	4,584	2,937	1,418	1,335
Gain on sale of discontinued operations, net of tax	—	—	—	2,283	—

Income (loss) before cumulative effect of a change in accounting principle	13,674	(8,405)	(17,110)	457	439
Cumulative effect of a change in accounting principle for goodwill	—	—	—	—	(3,474)

Net income (loss)	$13,674	$(8,405)	$(17,110)	$457	$(3,035)

Per share of common stock, basic:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$0.47	$(0.58)	$(0.97)	$(0.20)	$(0.06)
Income from discontinued operations, net of tax	0.13	0.20	0.14	0.09	0.09
Gain on sale of discontinued operations, net of tax	—	—	—	0.14	—

Income (loss) before cumulative effect of a change in accounting principle	0.60	(0.38)	(0.83)	0.03	0.03
Cumulative effect of a change in accounting principle	—	—	—	—	(0.23)

Net income (loss)	$0.60	$(0.38)	$(0.83)	$0.03	$(0.20)

Per share of common stock, diluted:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$0.44	$(0.58)	$(0.97)	$(0.20)	$(0.06)
Income from discontinued operations, net of tax	0.13	0.20	0.14	0.09	0.09
Gain on sale of discontinued operations, net of tax	—	—	—	0.14	—

Income (loss) before cumulative effect of a change in accounting principle	0.57	(0.38)	(0.83)	0.03	0.03
Cumulative effect of a change in accounting principle	—	—	—	—	(0.22)

Net income (loss)	$0.57	$(0.38)	$(0.83)	$0.03	$(0.19)

Weighted-average common shares outstanding:
Basic	22,887	22,397	20,628	16,384	15,368
Diluted	24,071	22,397	20,628	16,384	15,879
Consolidated Balance Sheet Data:(1)(2)(3)
Working capital	$56,548	$49,733	$57,948	$31,467	$16,657
Total assets	112,146	82,953	84,430	51,896	33,061
Long-term obligations	—	—	—	—	1
Total stockholders’ equity	$92,004	$70,049	$73,219	$44,773	$27,470

(1)	On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC for $140 million in the form of cash and a secured note, subject to certain purchase price adjustments based on the level of working capital. The cash portion of the purchase price will range from $65 to $85 million, depending on the amount HAPC pays to its shareholders who choose to convert their HAPC shares into cash.

This amount will not be known until the closing of the transaction. The closing of the transaction is subject to customary conditions and approval by the shareholders of HAPC, and currently is expected to close in the second quarter of 2007. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company has reclassified the results from InfuSystem as discontinued operations, reclassifying previously reported results to reflect all prior periods on a comparable basis. See Note 4 of Notes to Consolidated Financial Statements.

In November 2003, the Company sold Spinal Specialties, Inc., a wholly owned subsidiary. The operations of Spinal Specialties have been excluded from continuing operations for all periods presented.

(2)	Effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. The Company recognized a transitional goodwill impairment loss of $3.5 million, or $0.22 per diluted share, as a cumulative effect of a change in accounting principle during the year ended December 31, 2002.

(3)	In 2006 the Company recorded a release of the valuation allowance for deferred tax assets with an incremental tax benefit of approximately $16.8 million. The income tax benefit was consistent with the guidance in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which addresses financial accounting for deferred tax assets. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it is more likely than not, based on available evidence, that projected future taxable income will be insufficient to recover the deferred tax assets. Due to the pending sale of InfuSystem to HAPC, management believes it is more likely than not that the Company will realize the benefits of the existing net deferred tax asset at December 31, 2006. In the event the Company is unable to operate at a profit and unable to generate sufficient future taxable income, it would be required to increase the valuation allowance against all of its deferred tax assets.

The Company recorded a full valuation allowance against its deferred tax assets in the fourth quarter of 2004.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2006	Mar. 31	June 30	Sept. 30(1)	Dec. 31(1)
	(Amounts in thousands, except per share amounts)

Total revenues	$19,901	$22,435	$23,813	$27,433
Gross profit	14,579	16,419	16,877	19,440
Loss from continuing operations before income taxes	(2,653)	(1,504)	(1,177)	(1,597)
Income (loss) from continuing operations	(1,911)	(840)	14,414	(1,033)
Income (loss) from discontinued operations, net of tax	1,429	1,273	(826)	1,168
Net income (loss)	(482)	433	13,588	135
Per share of common stock — basic:
Income (loss) from continuing operations	(0.08)	(0.04)	0.62	(0.04)
Net income (loss)	(0.02)	0.02	0.58	0.01
Per share of common stock — diluted:
Income (loss) from continuing operations	(0.08)	(0.03)	0.59	(0.04)
Net income (loss)	(0.02)	0.02	0.55	0.01
Weighted-average common shares — basic	22,701	23,346	23,429	23,124
Weighted-average common shares — diluted	22,701	24,581	24,544	23,124

2005	Mar. 31	June 30	Sept. 30	Dec. 31(2)

Total revenues	$16,270	$17,851	$18,154	$19,844
Gross profit	11,930	13,326	13,030	14,171
Loss from continuing operations before income taxes	(3,942)	(2,156)	(3,007)	(6,218)
Loss from continuing operations	(3,247)	(1,612)	(2,100)	(6,030)
Income from discontinued operations, net of tax	1,238	967	1,612	767
Net loss	(2,009)	(645)	(488)	(5,263)
Per share of common stock — basic and diluted:
Loss from continuing operations	(0.15)	(0.07)	(0.09)	(0.27)
Net loss	(0.09)	(0.03)	(0.02)	(0.23)
Weighted-average common shares — basic and diluted	22,236	22,389	22,518	22,465

(1)	In 2006 the Company recorded a release of the valuation allowance for deferred tax assets with an incremental tax benefit of approximately $16.8 million. The income tax benefit was consistent with the guidance in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which addresses financial accounting for deferred tax assets. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it is more likely than not, based on available evidence, that projected future taxable income will be insufficient to recover the deferred tax assets. Due to the pending sale of InfuSystem to HAPC, management believes it is more likely than not that the Company will realize the benefits of the existing net deferred tax asset at December 31, 2006. In the event the Company is unable to operate at a profit and unable to generate sufficient future taxable income, it would be required to increase the valuation allowance against all of its deferred tax assets.

(2)	The Company recognized approximately $5.3 million of stock-based compensation expense in connection with the upward repricing and acceleration of vesting of certain out-of-the-money stock options on November 9, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s current opinions about trends and factors that may impact future operating results. Statements that use words such as “may,” “will,” “should,” “believes,” “predicts,” “estimates,” “projects,” “anticipates” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to material risks, assumptions and uncertainties, which could cause actual results to differ materially from those currently expected, and readers are cautioned not to place undue reliance on these forward-looking statements. Except as required by applicable law, the Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-Q and 8-K and other reports that are periodically filed with or furnished to the Securities and Exchange Commission. The risks affecting the Company’s business include, among others: successful consummation of the previously announced sale of InfuSystem, Inc.; physician acceptance of infusion-based therapeutic regimens; implementation of the Company’s direct sales strategy; dependence on the Company’s suppliers and distributors; the Company’s continuing compliance with applicable laws and regulations, such as the Medicare Supplier Standards and the Food, Drug and Cosmetic Act, and the Medicare’s and FDA’s concurrence with management’s subjective judgment on compliance issues; the reimbursement system currently in place and future changes to that system; product availability and acceptance; competition in the industry; technological changes; intellectual property challenges and claims; economic and political conditions in foreign countries; currency exchange rates; inadequacy of booked reserves; and reliance on the success of the home health care industry. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

Overview

The Company designs, develops and markets technically advanced, low-cost ambulatory infusion systems that are redefining the standard of care by providing life-enhancing, cost-effective solutions for pain relief. The Company previously focused on three distinct markets: Regional Anesthesia, IV Infusion Therapy, and Oncology Infusion Services. The Company’s products are used in hospitals, ambulatory surgery centers, physicians’ offices and patients’ homes. Revenue from the Oncology Infusion Services market is generated by InfuSystem, Inc. (“InfuSystem”), a wholly owned subsidiary of the Company. On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC, Inc. (“HAPC”) for $140 million in the form of cash and a secured note, subject to certain price adjustments based on the level of working capital. The cash portion of the purchase price will range from $65 to $85 million, depending on the amount HAPC pays to its shareholders who choose to convert their HAPC shares into cash. This amount will not be known until the closing of the transaction. The closing of the transaction is subject to customary conditions and approval by shareholders of HAPC, and currently is expected to close in the second quarter of 2007. However, no assurance can be given that the transaction will close.

The Company’s current strategic focus for future growth is on the rapidly growing Regional Anesthesia market, with particular emphasis on the Company’s pain relief products marketed under its ON-Q® brand. The Company intends to continue its sales and marketing efforts to further penetrate the United States post-surgical pain relief market with its ON-Q products.

Discontinued Operations of InfuSystem

As noted above, the Company signed a definitive agreement in September 2006 to sell InfuSystem to HAPC for $140 million in the form of cash and a secured note, subject to certain price adjustments based on the level of working capital. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we have reclassified the results of InfuSystem as discontinued operations, reclassifying previously reported results to reflect all prior periods on a comparable basis. Summarized financial information for InfuSystem is as follows:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Operating revenues	$31,716	$28,525	$19,349

Operating income(1)	$7,007	$7,445	$4,774
Income taxes	3,963	2,861	1,837

Income from discontinued operations(1)	$3,044	$4,584	$2,937

(1)	Includes $2,090,000 of divestiture expenses recorded during the year ended December 31, 2006.

If consummated, the sale of InfuSystem will decrease the Company’s operating revenues and increase operating loss on a going-forward basis. As a result, the Company expects future cash flows from operating activities to decrease overall. For the year ended December 31, 2006, cash flows from InfuSystem’s operating activities provided $8.9 million. The Company expects the decrease in cash flows from operating activities to be partially offset by an increase in interest income from the investment of cash proceeds and from an anticipated secured promissory note payable to the Company by HAPC upon the completion of the transaction. Cash flow from investing activities is expected to increase due to less spending on property acquisitions and an increase in short-term investments from the proceeds from the sale of InfuSystem. During the year ended December 31, 2006, cash flows from InfuSystem’s investing activities used $2.5 million.

Consolidated Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Revenue

Net product sales from continuing operations increased 30%, or $21.5 million, to $93.6 million for the year ended December 31, 2006 from $72.1 million for the year ended December 31, 2005.

Management has chosen to organize the enterprise around differences in products and services, which is the level at which the Company’s management regularly reviews operating results to make decisions about resource allocation and segment performance. The Company’s products are predominately assembled from common subassembly components in a single integrated manufacturing facility, and operating results are reviewed by management on a combined basis including all products as opposed to several operating segments. The Company believes it is most meaningful for the purposes of revenue analyses, however, to group the product lines into two categories representing specific clinical applications — Regional Anesthesia and IV Infusion Therapy.

Regional Anesthesia product revenues increased 36%, or $18.0 million, to $67.9 million for the year ended December 31, 2006 from $49.9 million for the year ended December 31, 2005. This increase was primarily due to increased clinical usage of the ON-Q PainBuster® Post-Operative Pain Relief System and C-bloc® Continuous Nerve Block System by surgeons in the United States and an increase of 11% in the average selling price during the year ended December 31, 2006 compared to the same period in the prior year. The increase in average selling price was due to a favorable shift in the product mix towards products with higher average selling prices, such as the C-bloc Continuous Nerve Block System. Revenue from the C-bloc Continuous Nerve Block System increased 174%, or $4.2 million, to $6.6 million for the year ended December 31, 2006 from $2.4 million in the prior year, primarily due to improved customer awareness of clinical efficacy and favorable reimbursement from third parties. Other Regional Anesthesia products include the Soaker® Catheter and the SilverSoakertm Catheter, which was introduced at the beginning of 2006.

Sales of IV Infusion Therapy products, which include the Company’s intravenous elastomeric pumps, mechanical infusion devices and disposables, increased 15%, or $3.4 million, to $25.7 million for the year ended December 31, 2006 from $22.3 million for the year ended December 31, 2005. The increase primarily resulted from increased unit sales of IV Infusion Therapy products to U.S. and international distributors, including B. Braun Medical Inc. in the

United States and B. Braun Medical S.A. (France) internationally. The Company has a distribution agreement with B. Braun Medical S.A., a manufacturer and distributor of pharmaceuticals and infusion products, to distribute the Company’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa.

Cost of Revenues

Cost of revenues from continuing operations increased 34%, or $6.6 million, to $26.3 million for the year ended December 31, 2006 from $19.7 million. The increase was primarily due to higher sales volume. As a percentage of net product sales, product cost of revenues increased for the year ended December 31, 2006 by approximately one percentage point compared to the prior year.

Selling and Marketing Expenses

Selling and marketing expenses from continuing operations increased 16%, or $7.8 million, to $57.7 million for the year ended December 31, 2006 from $49.9 million for the year ended December 31, 2005. This increase was primarily attributable to increases in commissions ($3.5 million), compensation and related expenses ($3.1 million), travel and entertainment expenses ($1.0 million), marketing samples ($0.5 million) and non-cash compensation expense related to the amortization of deferred compensation ($0.5 million), partially offset by a decrease of $1.2 million in advertising and promotions expense.

As reflected above, the increases in selling and marketing expenses for the year ended December 31, 2006 were primarily due to costs related to the realignment and expansion of the Company’s direct sales force in the United States. In a transaction that was effective as of January 1, 2002, I-Flow re-acquired from Ethicon Endo-Surgery, Inc. the contractual rights to distribute ON-Q products on a direct basis. Since that time, ON-Q revenues have increased rapidly, and the Company’s primary strategy in the Regional Anesthesia market has been to rapidly increase market awareness of the clinical and economic advantages of ON-Q technology through a combination of clinical studies, sales force expansion and marketing programs. The increases in commissions, compensation and related expenses, travel and entertainment expenses and marketing samples were directly related to the increase in revenue, an increase in the number of quota-carrying sales representatives, and changes in the Company’s direct sales force and sales management. As of December 31, 2006, the Company employed approximately 280 people in its sales organization in support of its ON-Q sales effort compared to 250 people at December 31, 2005, an increase of approximately 12%.

The Company recognized stock-based compensation costs related to selling and marketing expenses of approximately $2.4 million and $1.9 million during the years ended December 31, 2006 and 2005, respectively. The adoption of SFAS No. 123-revised 2004, Share-Based Payment (“SFAS 123R”), in fiscal 2006 did not have a significant impact on stock-based compensation expense for selling and marketing expenses because the Company was required to recognize such expenses under the prior accounting guidance for the stock awards issued to the sales force since they were generally granted with an exercise price below fair market value.

As a percentage of net revenues, selling and marketing expenses decreased by approximately 7% for the year ended December 31, 2006 versus the prior year because net revenues increased at a rate that outpaced the increase in selling and marketing expenses described above.

General and Administrative Expenses

General and administrative expenses from continuing operations decreased 9%, or $1.3 million, to $15.0 million for the year ended December 31, 2006 from $16.3 million for the year ended December 31, 2005. This decrease was primarily attributable to decreases in non-cash compensation expense related to the amortization of deferred compensation ($2.8 million) and legal fees ($0.5 million), partially offset by increases in compensation and related expenses ($1.1 million) and insurance expense ($0.3 million).

The decrease in non-cash compensation expense related to the amortization of deferred compensation was primarily due to the upward repricing and acceleration of the out-of-the-money stock options on November 9, 2005, offset in part by the adoption of SFAS 123R in fiscal 2006. The primary purposes of upward repricing and acceleration of the out-of-the-money stock options were to comply with new deferred compensation tax laws, to promote employee motivation, retention and the perception of option value and to avoid recognizing future compensation expense associated with “out-of-the-money” stock options upon adoption of SFAS 123R. The adoption of SFAS 123R requires the measurement and recognition of compensation expense based on estimated fair values for all equity- based compensation, including unvested stock options previously granted to employees at exercise prices equal to or greater than the fair market value of the underlying shares at the grant date. The Company recognized stock-based compensation costs related to general and administrative expenses of approximately $2.8 million and $5.6 million during the years ended December 31, 2006 and 2005, respectively. Increases in compensation and related expenses for the year ended December 31, 2006 were primarily due to increased staffing to support the growth of the Company and bonus accrual.

As a percentage of net revenues, general and administrative expenses decreased by approximately 7% for the year ended December 31, 2006 versus the prior year because net revenues for the year ended December 31, 2006 increased significantly despite the decrease in general and administrative expenses described above.

Product Development Expenses

Product development expenses from continuing operations include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses decreased 4%, or $0.1 million, to $2.4 million for the year ended December 31, 2006 from $2.5 million for the year ended December 31, 2005. The decrease in expense was primarily due to a decrease in compensation and related expenses that resulted from a decrease in the number of headcount. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market.

Interest Income, Net

Interest income, net of interest expense, from continuing operations of approximately $0.9 million for the years ended December 31, 2006 and 2005 were comparable.

Income Taxes

Income tax benefit from continuing operations increased to $17.6 million for the year ended December 31, 2006 from $2.3 million for the year ended December 31, 2005. The increase for the year ended December 31, 2006 was due to a release of the valuation allowance for deferred tax assets with an incremental tax benefit of approximately $16.8 million. The remaining valuation allowance relates to temporary timing differences that are not currently determined to be more likely than not to be realized. The income tax benefit was consistent with the guidance in SFAS No. 109, Accounting for Income Taxes, which addresses financial accounting for deferred tax assets. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it is more likely than not, based on available evidence, that projected future taxable income will be insufficient to recover the deferred tax assets. Due to the pending sale of InfuSystem to HAPC, management believes it is more likely than not that the Company will realize the benefits of the existing net deferred tax asset at December 31, 2006. In the event the Company is unable to operate at a profit and unable to generate sufficient future taxable income, it would be required to increase the valuation allowance against all of its deferred tax assets.

I-Flow, in the design and improvement of its products, incurs research and development costs that qualify for federal and state tax credits. An increase in credits occurred during the current year due to an additional analysis regarding the expenses that qualify for state and federal research and development credits.

The Company’s effective tax rate for the year ended December 31, 2006 was a tax benefit of 253.4% compared to a tax benefit rate of 15.2% for the year ended December 31, 2005. The change in the effective tax rate is primarily the result of the valuation allowance release for the year ended December 31, 2006, which allowed a majority of the Company’s deferred tax assets to be recognized.

The Company also established a $850,000 deferred tax liability on the consolidated balance sheet at December 31, 2006 in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-17, Recognition of Deferred Tax Assets

for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary that is Accounted for as a Discontinued Operation (“EITF 93-17”). EITF 93-17 requires that the deferred tax impact of the excess of the financial reporting basis over the tax basis of the parent’s investment in a subsidiary be recognized when it is apparent that the temporary difference will reverse in the foreseeable future. In accordance with EITF 93-17, the Company recorded an adjustment to discontinued operations for the tax effect of the financial reporting basis in the stock of InfuSystem which exceeds the tax basis. This difference and related deferred tax liabilities associated with discontinued operations will be settled upon closing of the anticipated sale of InfuSystem to HAPC.

Consolidated Results of Operations for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Revenue

Net product sales from continuing operations increased 39%, or $20.3 million, to $72.1 million for the December 31, 2005 from $51.8 million for the year ended December 31, 2004.

Regional Anesthesia product revenues increased 54%, or $17.5 million, to $49.9 million for the year ended December 31, 2005 from $32.4 million for the year ended December 31, 2004. This increase was due to increased clinical usage of the ON-Q PainBuster Post-Operative Pain Relief System and C-bloc Continuous Nerve Block System by surgeons in the United States.

Sales of IV Infusion Therapy products increased 15%, or $2.9 million, to $22.3 million for the year ended December 31, 2005 from $19.4 million for the year ended December 31, 2004. The increase primarily resulted from increased unit sales of IV Infusion Therapy products to U.S. and international distributors, including B. Braun Medical Inc. in the United States and B. Braun Medical S.A. (France) internationally.

Cost of Revenues

Cost of revenues from continuing operations increased 25%, or $3.9 million, to $19.7 million for the year ended December 31, 2005 from $15.7 million for the year ended December 31, 2005. The increase was primarily due to higher sales volume. As a percentage of net product sales, product cost of revenues decreased for the year ended December 31, 2005 by approximately 3% compared to the prior year.

Selling and Marketing Expenses

Selling and marketing expenses from continuing operations increased 21%, or $8.7 million, to $49.9 million for the year ended December 31, 2005 from $41.2 million for the year ended December 31, 2004. This increase was primarily attributable to increases in compensation and related expenses ($6.9 million), advertising and promotions expense ($1.1 million) and non-cash compensation related to the amortization of deferred compensation ($0.3 million).

Increases in selling and marketing expenses for the year ended December 31, 2005 were primarily due to costs related to the operation of an expanded direct sales force in the United States and to support brand development and sales and marketing of the ON-Q PainBuster. As of December 31, 2005, the Company employed approximately 250 people in its sales organization in support of its ON-Q sales effort compared to 230 people at December 31, 2004, an increase of approximately 9%.

As a percentage of net revenues, selling and marketing expenses decreased by approximately 10% for the year ended December 31, 2005 versus the prior year because net revenues increased at a rate that outpaced the increase in selling and marketing expenses described above.

General and Administrative Expenses

General and administrative expenses from continuing operations increased 53%, or $5.6 million, to $16.3 million for the year ended December 31, 2005 from $10.6 million for the year ended December 31, 2004. The increase was primarily attributable to increases in non-cash compensation expense related to the amortization of deferred compensation ($4.8 million) and compensation and related expenses ($0.5 million).

The increase in non-cash compensation expense related to the amortization of deferred compensation was primarily due to the upward repricing and acceleration of the out-of-the-money stock options on November 9, 2005. The primary purposes of upward repricing and acceleration of the out-of-the-money stock options were to comply with new deferred compensation tax laws, to promote employee motivation, retention and the perception of option value and to avoid recognizing future compensation expense associated with “out-of-the-money” stock options upon adoption of SFAS 123R. Increases in compensation and related expenses for the year ended December 31, 2005 were primarily due to increased staffing to support the growth of the Company.

As a percentage of net revenues, general and administrative expenses increased by approximately 2% for the year ended December 31, 2005 versus the prior year because general and administrative expenses increased at a rate that outpaced the increase in net revenues described above.

Product Development Expenses

Product development expenses decreased 8%, or $0.2 million, to $2.5 million for the year ended December 31, 2005 from $2.8 million for the year ended December 31, 2004. The decreases were primarily due to a decrease in compensation and related expenses that resulted from a decrease in the number of headcount.

Interest Income, Net

Interest income, net of interest expense, from continuing operations increased 78%, or $0.4 million, to $0.9 million for the year ended December 31, 2005 from $0.5 million for the year ended December 31, 2004. The increase was primarily due to the increase in investment income from the purchases of short-term investments, which occurred initially in September 2004 from the proceeds from the public offering of approximately 3.0 million shares of the Company’s common stock.

Income Taxes

During the year ended December 31, 2005, the Company recorded an income tax benefit from continuing operations of $2.3 million compared to an income tax provision of $2.1 million for the year ended December 31, 2004. The decrease in the 2005 provision is primarily the result of the inclusion in the income tax provision for 2004 of approximately $8.8 million of incremental expense recorded on a consolidated basis from an increase in the valuation allowance for deferred tax assets. The 2004 increase in the valuation allowance effectively reduced the net book value of the Company’s deferred tax assets to zero. The write-down in 2004 was consistent with the guidance in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which addresses the valuation of deferred tax assets. Under SFAS 109, management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income.

The Company’s effective tax rate for the year ended December 31, 2005 was a tax benefit rate of 15.2% compared to tax expense rate of 11.4% in 2004. The change in the effective tax rate is primarily the result of the 2004 write-down of deferred tax assets.

Liquidity and Capital Resources

During the year ended December 31, 2006, cash used in operating activities from continuing operations was $5.1 million compared to $12.4 million for the same period in the prior year. The decrease in cash used by operating activities is primarily due to lower operating loss in the current period from continuing operations, net of non-cash items, increase in accounts payable and accrued payroll and related expenses and improvement in inventory management, partially offset by an increase in accounts receivables. During the year ended December 31, 2006, cash provided by operating activities from discontinued operations was $8.9 million compared to $6.5 million for the same period in the prior year. The increase in cash provided was primarily due to a decrease in the change in accounts receivable, offset in part by lower income in the current period, net of non-cash items.

During the year ended December 31, 2006, cash used in investing activities from continuing operations was $6.6 million compared to cash provided by investing activities from continuing operations of $18.6 million for the prior year. The decrease in cash provided by investing activities was primarily due to a decrease in net proceeds from the maturities and sale of investments, an increase in capital expenditures and an increase in the purchases of investments, offset in part by a decrease in patent and license acquisitions. During the year ended December 31, 2006, cash used in investing activities from discontinued operations was $2.5 million compared to cash used in investing activities of $6.8 million for the same period in the prior year. The decrease in cash used was primarily due to a decrease in property additions from the purchase of electronic infusion pumps.

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

During the year ended December 31, 2006, cash provided by financing activities from continuing operations was $2.7 million compared to cash used by financing activities of $2.1 million for the prior year. The increase in cash provided by financing activities was due to the purchase of approximately 286,000 shares of treasury stock totaling $3.4 million during the year ended December 31, 2005 and an increase in the proceeds from the exercise of stock options during the year ended December 31, 2006 as compared to the prior year.

As of December 31, 2006, the Company’s continuing operations had cash and cash equivalents of $9.3 million, short-term investments of $18.1 million, net accounts receivable of $18.9 million and net working capital of $52.2 million. As of December 31, 2006, the Company’s discontinued operations had cash and cash equivalents of $2.0 million, net accounts receivable of $9.6 million and net working capital of $4.4 million. Management believes the current funds, together with possible borrowings on the existing line of credit and other bank loans, are sufficient to provide for the Company’s projected needs to maintain operations for at least the next 12 months. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.

The Company has a $10.0 million working capital line of credit with Silicon Valley Bank. The line of credit facility was renewed on April 29, 2006 and expires on April 28, 2007. The Company may borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at either the bank’s prime rate (8.25% at December 31, 2006) or LIBOR plus 2.75%, at the Company’s option. As of December 31, 2006, $10.0 million was available for borrowing and there were no outstanding borrowings.

The Company’s line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to the achievement of a minimum profitability level and satisfaction of a quick ratio test. As of December 31, 2006, the Company believes that it was in compliance with all related covenants.

On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. The program expired on July 27, 2006. A total of 285,776 shares were repurchased under this program at a weighted-average purchase price of $11.99 per share. No shares were repurchased during the year ended December 31, 2006. During the year ended December 31, 2005, 285,776 shares were repurchased under this program.

Contractual Obligations and Commercial Commitments

As of December 31, 2006, future payments related to contractual obligations and commercial commitments are as follows:

	Payment Due by Period
	Less than	1 to 3	3 to 5	More than
	1 Year	Years	Years	5 Years	Total
	(Amounts in thousands)

Operating Lease Obligations for Facilities	$1,074	$2,248	$—	$—	$3,322
Purchase Commitments with Suppliers(1)	6,506	—	—	—	6,506

Total Contractual Obligations and Commercial Commitments	$7,580	$2,248	$—	$—	$9,828

(1)	Includes contractual agreements and purchase orders for raw materials, finished goods and services to be incurred in the ordinary course of business, which are enforceable and legally binding.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return, including a decision whether to file or not to file in a particular jurisdiction. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. As of December 31, 2006, the Company had not adopted this accounting standard and is currently assessing the impact of the adoption of FIN 48 and its impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently assessing the impact of the adoption of SFAS 157 and its impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 will be effective beginning January 1, 2008. The Company is currently assessing the impact of the adoption of SFAS 159 and its impact on the Company’s consolidated financial statements.

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

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment and passage of title, when evidence of an arrangement exists and collectibility is reasonably assured. The Company offers the right of return for defective products and continuously monitors and tracks product returns. The Company records a provision for the estimated amount of future returns based on historical experience and any notification received of pending returns. Although returns have historically been insignificant, the Company cannot guarantee that it will continue to experience the same return rates as it has in the past. Any significant increase in product returns could have a material adverse impact on the Company’s operating results for the period or periods in which the returns materialize.

The Company does not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; shipment and passage of title has occurred; the price to the customer is fixed or determinable; and collectibility is reasonably assured.

The Company recognizes rental revenues, which is recorded in discontinued operations, from medical pumps over the term of the related agreement, generally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which often significantly differ from contractually allowable rates provided by third party payors such as Medicare, Medicaid and commercial insurance carriers. The Company records net rental revenues at the estimated realizable amounts from patients and third party payors. The Company experiences significant delays in payment with certain of these third party payors, but it continuously monitors reimbursement rates of the third party payors and the timing of such payments. Any change in reimbursement or collection rates could have a material adverse impact on the Company’s operating results for the period or periods in which the change is identified.

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

The Company also established a deferred tax liability on the consolidated balance sheet in accordance with EITF 93-17. EITF 93-17 requires that the deferred tax impact of the excess of the financial reporting basis over the tax basis of the parent’s investment in a subsidiary be recognized when it is apparent that the temporary difference will reverse in the foreseeable future. In accordance with EITF 93-17, the Company recorded an adjustment to discontinued operations for the tax effect of the financial reporting basis in the stock of InfuSystem which exceeds the tax basis. This difference and related deferred tax liabilities associated with discontinued operations will be settled upon closing of the sale of InfuSystem to HAPC.

Stock-Based Compensation

Beginning January 1, 2006, the Company accounts for stock-based compensation in accordance with SFAS 123R. Under the provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents and short-term investments. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.

The principal objective of the Company’s asset management activities is to maximize net investment income while maintaining acceptable levels of credit and interest rate risk and facilitating its funding needs. At December 31, 2006, the carrying values of the Company’s financial instruments approximated fair values based on current market prices and rates. As of December 31, 2006, approximately 15% of the Company’s cash equivalents and short-term investments have maturity dates of 90 days or less and approximately 85% have maturity dates of greater than 90 days but not more than 365 days. The Company is susceptible to market value fluctuations with regard to our short-term investments. However, due to the relatively short maturity period of those investments and based on their highly liquid nature, the risk of material market value fluctuations is not expected to be significant.

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

Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Classification	Period	Expenses	Deductions(1)	Period
	(Amounts in thousands)

Year Ended December 31, 2004:
Allowance for doubtful accounts	$1,698	$2,022	$(820)	$2,900
Reserve for obsolete inventories	2,156	264	(1,497)	923
Year Ended December 31, 2005:
Allowance for doubtful accounts	2,900	1,926	(1,454)	3,372
Reserve for obsolete inventories	923	232	(76)	1,079
Year Ended December 31, 2006:
Allowance for doubtful accounts	3,372	4,667	(2,966)	5,073
Reserve for obsolete inventories	1,079	73	(61)	1,091

The above schedule represents balances and activity on a consolidated basis, including continuing operations and discontinued operations.

(1)	Deductions in all years reported represent reductions to the reserve accounts and the related asset accounts. Specifically, deductions from the reserve for allowance for doubtful accounts represent the write-off of uncollectible accounts receivable balances. Deductions from the reserve for obsolete inventories represent the write-off and disposal of specific inventory items.

Selected Quarterly Financial Data

The Selected Quarterly Financial Data is set forth above under the heading “Selected Quarterly Financial Data” on page 20 and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2006 due to the material weakness in internal control over financial reporting described below.

(b)	Management Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An internal control material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2006, the Company did not maintain effective internal control over financial reporting due to a material weakness identified in our internal control over financial reporting, resulting from the failure to maintain effective controls over the accounting for income taxes. Specifically, the Company did not maintain effective controls to determine the completeness and accuracy of the components of the income tax provision calculations and the related deferred income taxes as prepared by its outside tax specialist. This material weakness resulted in the restatement of the Company’s financial statements for the quarter ended September 30, 2006. During the three and nine months ended September 30, 2006, the Company recorded a release of its valuation allowance for deferred tax assets due to the pending sale of InfuSystem. The remaining valuation allowance relates to temporary timing differences that are not currently determined to be more likely than not to be realized. As part of the release of the valuation allowance, the Company also reversed the valuation allowance related to the excess tax benefits from stock-based compensation expense from its deferred tax asset and recorded the corresponding credit to additional paid-in capital. In May 2006, the FASB issued additional guidance to SFAS 123R stating that if an entity reverses its valuation allowance under SFAS 109 subsequent to the adoption of SFAS 123R, the entity should reverse the valuation allowance related to the excess tax benefit only when the tax benefit is realized. The tax benefit is not expected to be realizable until the InfuSystem sale is completed. As such, the reversal of the valuation allowance related to the excess tax benefit was not allowed and both deferred tax asset and additional paid-in capital, as previously reported, were overstated as of September 30, 2006 by approximately $8.7 million. In addition, the Company did not correctly classify current and non-current deferred tax assets in its consolidated balance sheet as of September 30, 2006 in accordance with the guidance in SFAS 109, which resulted in an overstatement of current and an understatement of non-current deferred tax assets of approximately $7.2 million at September 30, 2006, as previously reported.

The Company’s independent registered public accounting firm has issued their report on management’s assessment of the Company’s internal control over financial reporting which appears on the following page.

March 30, 2007

(c)	Change in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As described below, with respect to the accounting for income taxes, certain changes were made subsequent to fiscal year-end December 31, 2006.

c-1 Remediation of Material Weakness

The Company believes it has remediated its material weakness in its accounting for income taxes through the following actions it has taken:

1.	Replaced its outside tax specialist from a local tax firm with the tax practice of a Big 4 public accounting firm, which should have adequate expertise and resources to assist management in the analysis of the complex tax accounting disclosure matters; and

2.	With the assistance of the Big 4 public accounting firm, performed an extensive review of its tax provisions and related tax accounts as of September 30, 2006 and December 31, 2006.

(d)	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
I-Flow Corporation:
Lake Forest, California

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that I-Flow Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company did not maintain effective controls over the accounting for income taxes. Specifically, the Company did not maintain effective controls to determine the completeness and accuracy of the components of the income tax provision calculations and the related deferred income taxes as prepared by its outside tax specialist. This weakness resulted in the restatement of the Company’s consolidated balance sheet and related disclosures for the quarter ended September 30, 2006. The restatement required adjustments to properly record its deferred tax assets and additional paid-in capital balances and adjustments to correctly distinguish between current and non-current deferred tax assets at September 30, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated March 30, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 30, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Except for information concerning our executive officers, which is included in this report under the heading “Executive Officers of the Registrant,” the information required by Item 10 is incorporated by reference to the Company’s proxy statement for its 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2006.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated by reference to the Company’s proxy statement for its 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the Company’s proxy statement for its 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2006.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 is incorporated by reference to the Company’s proxy statement for its 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2006.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the Company’s proxy statement for its 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

Page in This
Report

(1) Financial Statements
The documents described in the “Index to Consolidated Financial Statements” are included in this report.	38
(2) Financial Statement Schedule included herein:
Schedule II — “Valuation and Qualifying Accounts”	32
All other schedules are omitted, as the required information is inapplicable
(3) Exhibits
The list of exhibits contained in the accompanying Index to Exhibits is incorporated herein by reference

(b)	See (a)(3) above.

(c)	There are no financial statements required by Regulation S-X (17 CFR 210) which are or will be excluded from the annual report to shareholders by Rule 14a-3(b).

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
I-Flow Corporation
Lake Forest, California:

We have audited the accompanying consolidated balance sheets of I-Flow Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of I-Flow Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006 as a result of adopting Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/
Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Costa Mesa, California
March 30, 2007

I-FLOW CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(Amounts in thousands,
	except share and per share
	amounts)

ASSETS
Current assets:
Cash and cash equivalents	$9,288	$11,413
Short-term investments	18,134	13,276
Accounts receivable, less allowance for doubtful accounts of $3,405 and $1,649 at December 31, 2006 and 2005, respectively	18,935	13,423
Inventories	13,611	11,529
Prepaid expenses and other current assets	1,485	1,206
Deferred taxes	3,260	—
Current assets — held for sale	11,977	11,790

Total current assets	76,690	62,637

Property, net	2,843	2,575
Other intangible assets, net	2,754	2,655
Other long-term assets	137	155
Deferred taxes	14,406	—
Non-current assets — held for sale	15,316	14,931

Total assets	$112,146	$82,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,249	$3,178
Accrued payroll and related expenses	7,171	4,953
Income taxes payable	18	228
Other current liabilities	1,078	926
Current liabilities — held for sale	7,626	3,619

Total current liabilities	20,142	12,904

Commitments and contingencies (Note 8)
Stockholders’ equity Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 40,000,000 shares authorized, 23,900,869 and 22,628,657 shares issued and outstanding at December 31, 2006 and 2005, respectively	119,092	110,890
Accumulated other comprehensive loss	(163)	(242)
Accumulated deficit	(26,925)	(40,599)

Net stockholders’ equity	92,004	70,049

Total liabilities and stockholders’ equity	$112,146	$82,953

See accompanying Notes to Consolidated Financial Statements.

I-FLOW CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands, except per
	share amounts)

Net product sales	$93,582	$72,119	$51,796
Cost of revenues	26,267	19,662	15,703

Gross profit	67,315	52,457	36,093

Operating expenses
Selling and marketing	57,731	49,899	41,199
General and administrative	15,012	16,269	10,637
Product development	2,436	2,549	2,779

Total operating expenses	75,179	68,717	54,615

Operating loss	(7,864)	(16,260)	(18,522)
Interest income, net	933	937	525

Loss from continuing operations before income taxes	(6,931)	(15,323)	(17,997)
Income tax provision (benefit)	(17,561)	(2,334)	2,050

Income (loss) from continuing operations	10,630	(12,989)	(20,047)
Discontinued operations:
Income from discontinued operations, net of tax	3,044	4,584	2,937

Net income (loss)	$13,674	$(8,405)	$(17,110)

Per share of common stock, basic:
Income (loss) from continuing operations	$0.47	$(0.58)	$(0.97)
Income from discontinued operations	0.13	0.20	0.14

Net income (loss)	$0.60	$(0.38)	$(0.83)

Per share of common stock, diluted:
Income (loss) from continuing operations	$0.44	$(0.58)	$(0.97)
Income from discontinued operations	0.13	0.20	0.14

Net income (loss)	$0.57	$(0.38)	$(0.83)

Weighted-average shares:
Basic	22,887	22,397	20,628
Diluted	24,071	22,397	20,628
Comprehensive Operations:
Net income (loss)	$13,674	$(8,405)	$(17,110)
Unrealized gain (loss) on securities	96	(32)	(69)
Foreign currency translation adjustments	(17)	80	(29)

Comprehensive income (loss)	$13,753	$(8,357)	$(17,208)

See accompanying Notes to Consolidated Financial Statements.

I-FLOW CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	Income (Loss)	Deficit	Net
	(Amounts in thousands)

Balance, January 1, 2004	18,306	$60,049	$(192)	$(15,084)	$44,773
Exercise of common stock options and warrants	924	1,856			1,856
Reversal of tax benefit from exercise of stock options		(2,000)			(2,000)
Stock-based compensation		2,711			2,711
Sale of common stock, net	2,990	43,087			43,087
Unrealized loss on securities			(69)		(69)
Foreign currency translation adjustment			(29)		(29)
Net loss				(17,110)	(17,110)

Balance, December 31, 2004	22,220	105,703	(290)	(32,194)	73,219

Exercise of common stock options and warrants	533	1,347			1,347
Stock-based compensation		7,214			7,214
Issuance of stock from stock upward repricing event	162
Purchase and retirement of treasury stock	(286)	(3,425)			(3,425)
Issuance of common stock options for licensing rights		51			51
Unrealized loss on securities			(32)		(32)
Foreign currency translation adjustment			80		80
Net loss				(8,405)	(8,405)

Balance, December 31, 2005	22,629	110,890	(242)	(40,599)	70,049

Exercise of common stock options and warrants and vested restricted stock units	745	2,691			2,691
Stock-based compensation		5,511			5,511
Issuance of restricted stock awards	522
Issuance of stock from stock upward repricing event	5
Unrealized gain on securities			96		96
Foreign currency translation adjustment			(17)		(17)
Net income				13,674	13,674

Balance, December 31, 2006	23,901	$119,092	$(163)	$(26,925)	$92,004

See accompanying Notes to Consolidated Financial Statements.

I-FLOW CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Cash flows from operating activities:
Net income (loss)	$13,674	$(8,405)	$(17,110)
Income from discontinued operations	(3,044)	(4,584)	(2,937)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	(17,666)	(1,106)	4,349
Stock-based compensation	5,116	6,129	2,414
Depreciation and amortization	1,432	1,416	671
Provision for doubtful accounts receivable	442	666	725
Write-off of inventory obsolescence	72	232	242
Loss on disposal of property	40	—	—
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable	(5,954)	(3,004)	(3,200)
Inventories	(2,154)	(3,622)	(1,758)
Prepaid expenses and other	(279)	(409)	(213)
Accounts payable and accrued payroll and related expenses	3,289	(72)	3,311
Income taxes payable	(210)	146	(115)
Other liabilities	152	218	353

Net cash used in operating activities from continuing operations	(5,090)	(12,395)	(13,268)
Net cash provided by operating activities of discontinued operations	8,872	6,519	4,448

Net cash provided by (used in) operating activities	3,782	(5,876)	(8,820)

Cash flows from investing activities:
Capital expenditures	(1,193)	(583)	(939)
Purchases of investments	(19,600)	(18,825)	(35,515)
Maturities of investments	14,838	37,620	1,375
Sale of investments	—	1,984	—
Patents and licensing right acquisitions	(628)	(1,631)	(499)

Net cash provided by (used in) investing activities from continuing operations	(6,583)	18,565	(35,578)
Net cash used in investing activities from discontinued operations	(2,506)	(6,835)	(5,644)

Net cash provided by (used in) investing activities	(9,089)	11,730	(41,242)

Cash flows from financing activities:
Purchase of treasury stock	—	(3,425)	—
Proceeds from exercise of stock options and warrants	2,691	1,347	1,856
Net proceeds from sale of common stock	—	—	43,087

Net cash provided by (used in) financing activities from continuing operations	2,691	(2,078)	44,943
Net cash provided by financing activities from discontinued operations	—	—	—

Net cash provided by (used in) financing activities	2,691	(2,078)	44,943

Effect of exchange rates on cash	(17)	80	(45)

Net increase (decrease) in cash and cash equivalents	(2,633)	3,856	(5,164)
Net increase (decrease) in cash and cash equivalents from discontinued operations	508	(1,604)	(751)
Cash and cash equivalents at beginning of year	11,413	9,161	15,076

Cash and cash equivalents at end of year	$9,288	$11,413	$9,161

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$47	$—	$1

Income tax payments	$286	$305	$126

Tax benefit from exercise of stock options	$—	$—	$(2,000)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Property acquisitions	$1,126	$—	$—

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

On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem, Inc. (“InfuSystem”), a wholly owned subsidiary, to HAPC, Inc. (“HAPC”) for $140 million in the form of cash and a secured note, subject to certain purchase price adjustments based on the level of working capital. The cash portion of the purchase price will range from $65 to $85 million, depending on the amount HAPC pays to its shareholders who choose to convert their HAPC shares into cash. This amount will not be known until the closing of the transaction. The closing of the transaction is subject to customary conditions and approval by the shareholders of HAPC, and currently is expected to close in 2007. However, no assurance can be given that the transaction will close. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company has reclassified the results from InfuSystem as discontinued operations, reclassifying previously reported results to reflect all prior periods on a comparable basis.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash in the bank, investment-grade bonds with a maturity date of 90 days or less at the date of purchase and money-market funds with immediate availability. The Company maintains its cash and cash equivalents primarily with a single financial institution, which potentially subjects the Company to concentrations of credit risk related to temporary cash investments that are in excess of the federally insured amounts of $100,000 per account.

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

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Inventories — Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of the following as of December 31:

	2006	2005
	(Amounts in thousands)

Raw Materials	$7,784	$6,654
Work in Process	2,024	1,881
Finished Goods	3,803	2,994

Total	$13,611	$11,529

Long-Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS 144, long-lived assets to be held and used are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether an impairment to such value has occurred. The Company has determined that there was no impairment as of December 31, 2006.

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

	2006	2005
	(Amounts in thousands)

Furniture, fixtures and equipment	$9,878	$8,869
Accumulated depreciation and amortization	(7,035)	(6,294)

Total	$2,843	$2,575

Goodwill — The Company recognizes goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill is recorded at its carrying value and is tested for impairment at least annually or more frequently if impairment indicators exist. See Note 2 on Goodwill and Other Intangible Assets. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. If a potential impairment exists, an impairment loss is recognized to the extent the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities.

As of December 31, 2006, the Company had goodwill of approximately $2.2 million, which was entirely attributable to InfuSystem. Due to the pending sale of InfuSystem to HAPC, goodwill is currently included in “noncurrent assets — held for sale.” See Note 4 on Discontinued Operations.

Revenue Recognition — Revenue from product sales is recognized at the time of shipment and passage of title, when evidence of an arrangement exists and collectibility is reasonably assured. Provision is made currently for estimated returns of defective products and warranty obligations. Amounts incurred have been within management’s expectations and historically insignificant.

The Company does not recognize revenue until the following criteria are met: persuasive evidence of an arrangement exists; shipment and passage of title has occurred; the price to our customer is fixed or determinable; and collectibility is reasonably assured.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Rental revenue, which is recognized in discontinued operations, from medical pumps is recorded as earned over the term of the related rental agreements, normally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which often significantly differ from contractually allowable rates provided by third party payors such as Medicare, Medicaid and commercial insurance carriers. Provision is made currently to reduce revenue to the estimated allowable amount per such contractual rates.

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

In 1998, the Company entered into an agreement with B. Braun Medical S.A. (France), a manufacturer and distributor of pharmaceuticals and infusion products, to distribute I-Flow’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The agreement is renewable on an annual basis. For the years ended December 31, 2006, 2005 and 2004, sales to B. Braun Medical S.A. accounted for 9%, 10% and 12% of the Company’s total revenues from continuing operations, respectively. The Company entered into a separate agreement with B. Braun Medical Inc., a national United States distributor, to distribute I-Flow’s elastomeric pumps to B. Braun Medical Inc.’s IV Infusion Therapy customers in the United States. The agreement is currently scheduled to expire on December 31, 2008. For the years ended December 31, 2006, 2005 and 2004, sales to B. Braun Medical Inc. accounted for 8%, 8% and 6% of the Company’s total revenues from continuing operations, respectively.

All of the Company’s rental revenue is generated in the United States. Export sales of medical products represented 17%, 18% and 22% of total revenue from continuing operations for the years ended December 31, 2006, 2005 and 2004, respectively. Total revenue from continuing operations by geographical region is summarized as follows:

Sales to Unaffiliated Customers:	2006	2005	2004
	(Amounts in thousands)

United States	$78,136	$59,214	$40,489
Europe	12,840	10,497	9,214
Asia / Pacific Rim	1,362	1,328	1,365
Other	1,244	1,080	728

Total	$93,582	$72,119	$51,796

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

Product Warranties — The Company maintains a reserve for estimated defective product returns based on historical activity. The Company does not provide an explicit product warranty for its products, and warranty claims have been insignificant in the past.

Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Accounting for Stock-Based Compensation — Effective January 1, 2006, the Company adopted SFAS No. 123-revised 2004, Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based compensation made to employees and directors. SFAS 123R replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In addition, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, Share-Based Payment, in March 2005, which provides supplemental SFAS 123R application guidance based on the view of the SEC which the Company also adopted on January 1, 2006.

The Company adopted SFAS 123R using the modified prospective application transition method. In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized for the year ended December 31, 2006, 2005 and 2004 was as follows:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Continuing operations:
Selling and marketing	$2,373	$1,924	$1,612
General and administrative	2,794	5,554	802

Subtotal	5,167	7,478	2,414

Discontinued operations:
Selling and administrative	254	266	198
General and administrative	141	819	99

Subtotal	395	1,085	297

Total	$5,562	$8,563	$2,711

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and non-employee directors using the intrinsic value method in accordance with APB 25 and Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and adopted the disclosure-only alternative of SFAS 123. Stock options issued to consultants and vendors were accounted for at fair value. Because the Company had adopted the disclosure-only provisions of SFAS 123, no compensation cost was recognized in 2005 and prior periods for stock option grants to employees or non-employee directors with exercise prices at least equal to the fair market value of the underlying shares at the grant date.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

SFAS 123R requires companies to estimate the fair value of equity awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model, which it had previously used for valuation of option-based awards for its pro forma information required under SFAS 123 for periods prior to fiscal 2006. The determination of the fair value of option-based awards using the Black-Scholes model incorporates various assumptions including volatility, expected life of awards, risk-free interest rates and expected dividends. The expected volatility is based on the historical volatility of the price of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and non-employee directors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004

Expected life (in years)	5.0	5.0	5.0
Risk-free interest rate	4.53% – 5.07%	3.70% – 4.39%	3.64% – 3.70%
Volatility	55% – 57%	58% – 89%	89% – 90%
Dividend yield	0.00%	0.00%	0.00%

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

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.  The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee and director share-based awards that were outstanding upon adoption of SFAS 123R.

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

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The maximum number of shares of common stock that may be issued pursuant to awards under the 2001 Plan is currently 7,750,000, subject to adjustments for stock splits or other adjustments as defined in the 2001 Plan.

Stock Options

Options granted under the 2001 Plan become exercisable at such times as determined by the compensation committee of the board of directors or the board of directors itself and expire on various dates up to 10 years from the date of grant. Options currently granted to employees generally have an exercise price equal to the market price of the Company’s stock at the date of the grant, with vesting and contractual terms of five years. The Company issues new shares upon the exercise of stock options. The following table provides a summary of the Company’s stock option activity:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise Price	Term	Intrinsic
	of Shares	per Share	(In Years)	Value
	(Amounts in thousands, except per share and in year amounts)

Options outstanding at December 31, 2003	3,243	$2.84
Options granted	1,132	$13.50
Options exercised	(918)	$2.04
Options forfeited or expired	(109)	$7.35

Options outstanding at December 31, 2004	3,348	$6.52
Options granted	1,057	$16.87
Options exercised	(460)	$2.85
Options forfeited or expired	(117)	$11.60

Options outstanding at December 31, 2005	3,828	$9.66
Options granted	242	$13.56
Options exercised	(607)	$4.33
Options forfeited or expired	(169)	$14.78

Options outstanding at December 31, 2006	3,294	$10.66	2.58	$17,493

Options vested and exercisable at December 31, 2006	2,950	$10.60	2.48	$15,949

The above table excludes equity awards granted to sales representatives and sales management with exercise prices below fair market value. Such awards have been included in the restricted stock units table below.

The weighted-average fair value of options granted during the years ended December 31, 2006, 2005 and 2004, estimated as of the grant date using the Black-Scholes option valuation model, was $7.24 per option, $11.40 per option and $9.80 per option, respectively. The total intrinsic value of options exercised during the year ended December 31, 2006 was $6.3 million. A total of approximately 335,000 shares of unvested options are expected to vest.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information with respect to stock options outstanding for all plans as of December 31, 2006:

Options Outstanding				Options Exercisable
		Weighted-
		Average			Weighted-
	Number	Remaining	Weighted-	Number	Average
	of Shares	Contractual	Average	of Shares	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Price

$ 0.00 - $ 1.28	363,282	3.34	$1.20	363,282	$1.20
$ 1.29 - $ 2.50	391,832	1.04	$2.11	344,075	$2.17
$ 2.51 - $ 3.37	353,412	2.58	$3.29	348,560	$3.29
$ 3.38 - $13.54	246,712	2.94	$11.33	137,219	$11.53
$13.55	738,854	2.01	$13.55	738,854	$13.55
$13.56 - $15.10	330,553	3.35	$14.10	149,767	$14.30
$15.11 - $17.56	115,000	3.33	$16.51	114,000	$16.52
$17.57 - $17.58	718,500	3.01	$17.58	718,500	$17.58
$17.59 - $19.04	5,000	3.13	$18.18	5,000	$18.18
$19.05 - $19.81	31,000	2.91	$19.81	31,000	$19.81

Total	3,294,145	2.58	$10.66	2,950,257	$10.60

Options to purchase 2,932,477 shares of the Company’s common stock were available for grant under the 2001 Plan as of December 31, 2006.

As of December 31, 2006, total unrecognized compensation expense related to unvested stock options from continuing and discontinued operations was $1.6 million and $11,000, respectively. This expense is expected to be recognized over remaining weighted-average periods of 1.58 and 0.48 years in continuing and discontinued operations, respectively.

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

Effective January 1, 2006, under SFAS 123R, approximately 0.3 million stock options with exercise prices of $1.33 or $2.47 per share were increased to $1.66 and $2.91 per share, respectively. In January 2006, the Company compensated the 25 affected option holders for the increased exercise price by granting approximately 5,000 shares of the Company’s common stock. A total of approximately $0.1 million of incremental compensation cost was recognized in continuing operations during the year ended December 31, 2006 for the increased exercise prices and shares granted.

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

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

For stock options granted prior to the adoption of SFAS 123R, the following table illustrates the pro forma effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 in determining stock-based compensation for options:

	Year Ended December 31,
	2005	2004
	(Amounts in thousands, except per share amounts)

Net income (loss) — as reported	$(8,405)	$(17,110)
Add: Stock-based employee and director compensation included in net income (loss), net of tax	8,549	1,073
Deduct: Total stock-based employee and director compensation expense determined under fair value based method for all awards, net of tax	(15,308)	(4,806)

Net loss — pro forma	$(15,164)	$(20,843)

Basic and diluted earnings (loss) per share — as reported	$(0.38)	$(0.83)

Basic and diluted loss per share — pro forma	$(0.68)	$(1.01)

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock units are granted pursuant to the 2001 Plan and as determined by the compensation committee of the board of directors or the board of directors itself. Restricted stock awards granted to non-employee directors have a one-year vesting (i.e., lapse of restrictions) period from the date of grant. Restricted stock and restricted stock units granted to officers and employees of the Company generally have vesting periods ranging from three to five years from the date of grant. Restricted stock units granted to sales representatives and sales management have a maximum vesting term of three years from the date of grant. The Company issues new shares upon the issuance of restricted stock or vesting of restricted stock units. In accordance with SFAS 123R, the fair value of restricted stock and restricted stock units is estimated based on the closing market value stock price on the date of grant and the expense is recognized using the straight-lined method over the requisite period. The total number of shares of restricted stock and restricted stock units expected to vest is adjusted by estimated forfeiture rates. The following table provides a summary of the Company’s restricted stock and restricted stock units activity:

	Restricted Stock		Restricted Stock Units
		Weighted-		Weighted-
		Average Grant		Average Grant
	Number of	Date Fair Value	Number of	Date Fair Value
	Shares	per Share	Shares	per Share
	(Amounts in thousands, except per share amounts)

Nonvested shares outstanding at December 31, 2003	—	$—	—	$—
Shares issued	—	—	329	13.82
Shares vested or released	—	—	—	—
Shares forfeited	—	—	(37)	13.55

Nonvested shares outstanding at December 31, 2004	—	—	292	13.85
Shares issued	—	—	257	15.58
Shares vested or released	—	—	(69)	13.58
Shares forfeited	—	—	(154)	14.96

Nonvested shares outstanding at December 31, 2005	—	—	326	14.74
Shares issued	522	13.89	449	13.69
Shares vested or released	—	—	(109)	14.98
Shares forfeited	—	—	(118)	14.20

Nonvested shares outstanding at December 31, 2006	522	$13.89	548	$13.95

As of December 31, 2006, continuing operations had $5.2 million and $2.2 million of total unrecognized compensation costs related to nonvested restricted stock and restricted stock units, respectively. The expenses for the nonvested restricted stock and restricted stock units in continuing operations are expected to be recognized over a remaining weighted-average vesting period of 1.69 and 1.36 years, respectively. The total fair value of shares vested during the year ended December 31, 2006 in continuing operations was $1.2 million.

As of December 31, 2006, discontinued operations had $0.7 million of total unrecognized compensation costs related to nonvested restricted stock units. The expense for the nonvested restricted stock units in discontinued operations is expected to be recognized over a remaining weighted-average vesting period of 2.12 years. The total fair value of shares vested during the year ended December 31, 2006 in discontinued operations was $0.4 million.

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

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Diluted net income (loss) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the treasury stock method for stock options, nonvested restricted stock and nonvested restricted stock units. Potentially dilutive securities are not considered in the calculation of net loss per share if their impact would be anti-dilutive.

The following is a reconciliation between weighted-average shares used in the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands,
	except per share amounts)

Numerator:
Income (loss) from continuing operations, net of tax	$10,630	$(12,989)	$(20,047)
Income from discontinuing operations, net of tax	3,044	4,584	2,937

Net income (loss)	$13,674	$(8,405)	$(17,110)

Denominators:
Denominator for basic earnings per share:
Weighted-average number of common shares outstanding	22,887	22,397	20,628
Effect of dilutive securities:
Stock options, nonvested restricted stock and nonvested restricted stock units	1,184	—	—

Denominator for diluted net income per share:
Weighted-average number of common and common equivalent shares outstanding	24,071	22,397	20,628

Basic earnings per share:
Income (loss) from continuing operations	$0.47	$(0.58)	$(0.97)
Income from discontinuing operations	0.13	0.20	0.14

Net income (loss)	$0.60	$(0.38)	$(0.83)

Diluted earnings per share:
Income (loss) from continuing operations	$0.44	$(0.58)	$(0.97)
Income from discontinuing operations	0.13	0.20	0.14

Net income (loss)	$0.57	$(0.38)	$(0.83)

Options to purchase approximately 1,951,000, 948,000 and 70,000 shares of common stock have been excluded from the treasury stock method calculation for diluted weighted-average common shares for the years ended December 31, 2006, 2005 and 2004, respectively, because their exercise prices exceeded the average market price of the Company’s common stock during these periods and their effect would be anti-dilutive.

Comprehensive Income — Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company has included a calculation of comprehensive income (loss) in its accompanying consolidated statements of operations and comprehensive operations for the years ended December 31, 2006, 2005 and 2004.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

New Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return, including a decision whether to file or not to file in a particular jurisdiction. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. As of December 31, 2006, the Company has not adopted this accounting standard and is currently assessing the impact of the adoption of FIN 48 and its impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently assessing the impact of the adoption of SFAS 157 and its impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 will be effective beginning January 1, 2008. The Company is currently assessing the impact of the adoption of SFAS 159 and its impact on the Company’s consolidated financial statements.

2.	Goodwill and Other Intangible Assets

The Company recognizes goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and other intangible assets with indefinite lives are recorded at their carrying value and are tested for impairment annually or more frequently if impairment indicators exist. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. As of December 31, 2006, the Company had goodwill of approximately $2.2 million, which was entirely attributable to InfuSystem. On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC for $140 million in the form of cash and a secured note, subject to certain purchase price adjustments based on the level of working capital. See Note 4 on Discontinued Operations. As a result, the goodwill is currently

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

included in “noncurrent assets — held for sale” pending the sale of InfuSystem. The Company performed its annual impairment test on goodwill and other intangible assets as of June 30, 2006 and identified no goodwill impairment.

All amortizable intangible assets are recorded in continuing operations. Amortizable intangible assets in the accompanying consolidated balance sheets are as follows:

	As of December 31, 2006
	Carrying	Accumulated
	Amount	Amortization	Net
	(Amounts in thousands)

Patents	$3,286	$1,348	$1,938
Licensing Rights	1,101	285	816

Total	$4,387	$1,633	$2,754

	As of December 31, 2005
	Carrying	Accumulated
	Amount	Amortization	Net
	(Amounts in thousands)

Patents	$2,857	$1,113	$1,744
Licensing Rights	1,101	190	911

Total	$3,958	$1,303	$2,655

The Company amortizes patents and licensing rights over seven and 10 years, respectively. On July 28, 2005, the Company entered into an agreement with Thomas Winters, M.D. to acquire the non-exclusive rights to utilize intellectual property, including registered United States patents, owned by Dr. Winters. Pursuant to the agreement, the Company made a cash payment of $900,000 to Dr. Winters and issued him options to purchase up to 5,000 shares of common stock of the Company. The options vested on the one year anniversary of the agreement and have an exercise price equal to the closing price of the Company’s common stock on July 28, 2005, $15.20 per share. All of the options will expire on the eight year anniversary of the agreement. The total intangible assets acquired of approximately $951,000, which included the cash payment of $900,000 and issuance of options with a fair value of approximately $51,000, is amortized over their expected life. The fair value of the options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 62%; risk-free interest rate of 4.25%; and contractual life of eight years.

Amortization expense for the years ended December 31, 2006 and 2005 was approximately $545,000 and $434,000, respectively. Annual amortization expense of intangible assets is currently estimated to be approximately $502,000, $482,000, $456,000, $409,000 and $346,000 in 2007, 2008, 2009, 2010 and 2011, respectively. All amortization expense was recorded in the income (loss) from continuing operations.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

3.	Investments

The following tables summarize the Company’s investments.

	December 31, 2006
		Gross
	Amortized	Unrealized
	Cost	Losses	Fair Value
	(Amounts in thousands)

Money market funds	$2,478	$—	$2,478
Certificates of deposits	2,100	—	2,100
U.S. agency — non callable	1,998	—	1,998
Corporate debentures and bonds	11,955	(5)	11,950
Commercial paper	2,783	—	2,783

Total	$21,314	$(5)	$21,309

Reported as:
Cash equivalents	$3,175
Short-term investments	18,134

Total	$21,309

	December 31, 2005
		Gross
	Amortized	Unrealized
	Cost	Losses	Fair Value
	(Amounts in thousands)

Money market funds	$6,639	$—	$6,639
U.S. agency discount notes	1,400	—	1,400
U.S. agency — non callable	3,842	(33)	3,809
Corporate debentures and bonds	8,543	(67)	8,476
Commercial paper	1,790	(1)	1,789

Total	$22,214	$(101)	$22,113

Reported as:
Cash equivalents	$8,837
Short-term investments	13,276

Total	$22,113

The following table summarizes the maturities of the Company’s investments as of December 31, 2006:

(Amounts in thousands)

Notes and bonds:
Maturities of one year or less	$18,831
Money market funds:
Original maturities of three months or less	2,478

Total	$21,309

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

There were no gross realized gains and losses from sales of available-for-sale securities during fiscal year 2006.

4.	Discontinued Operations

On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC for $140 million in the form of cash and a secured note, subject to certain purchase price adjustments based on the level of working capital. The cash portion of the purchase price will range from $65 to $85 million, depending on the amount HAPC pays to its shareholders who choose to convert their HAPC shares into cash. This amount will not be known until the closing of the transaction. The closing of the transaction is subject to customary conditions and approval by the shareholders of HAPC, and currently is expected to close in 2007. However, no assurance can be given that the transaction will close.

In accordance with SFAS 144, the Company has reclassified the results from InfuSystem as discontinued operations, reclassifying previously reported results to reflect all prior periods on a comparable basis. Summarized financial information for InfuSystem is as follows:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Operating revenues	$31,716	$28,525	$19,349

Operating income(1)	$7,007	$7,445	$4,774
Income taxes	3,963	2,861	1,837

Income from discontinued operations(1)	$3,044	$4,584	$2,937

(1)	Includes $2,090,000 of divestiture expenses recorded during the year ended December 31, 2006.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The major classes of the assets and liabilities of the discontinued operations are presented separately on the Company’s consolidated balance sheets as of December 31, 2006 and 2005 and consist of the following:

	December 31,	December 31,
	2006	2005
	(Amounts in thousands)

Cash	$1,956	$2,463
Accounts receivable, less allowance for doubtful accounts of $1,668 and $1,723 at December 31, 2006 and 2005, respectively	9,630	8,921
Inventories	252	188
Prepaid expenses and other current assets	139	218

Total current assets	$11,977	$11,790

Property, net	$13,142	$12,292
Goodwill	2,174	2,639

Total noncurrent assets	$15,316	$14,931

Accounts payable	$1,884	$662
Accrued payroll and related expenses	1,056	1,663
Accrued use taxes payable	1,392	1,173
Income taxes payable	23	109
Deferred taxes(1)	3,267	—
Other liabilities	4	12

Total current liabilities	$7,626	$3,619

(1)	The deferred tax liability consists primarily of depreciation and the basis adjustment in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-17, Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary that is Accounted for as a Discontinued Operation (“EITF 93-17”). See Note 7 on Income Taxes.

5.	Lines of Credit

The Company has a $10.0 million working capital line of credit with Silicon Valley Bank. The line of credit facility was renewed on April 29, 2006 and expires on April 28, 2007. The Company may borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at either the bank’s prime rate (8.25% at December 31, 2006) or LIBOR plus 2.75%, at the Company’s option. As of December 31, 2006, $10.0 million was available for borrowing and there were no outstanding borrowings.

The Company’s line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to the achievement of a minimum profitability level and satisfaction of a quick ratio test. As of December 31, 2006, the Company was in compliance with all related covenants.

6.	Stockholders’ Equity

Preferred Stock — As of December 31, 2006, the Company was authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share, in one or more series. There were no shares of preferred stock issued and outstanding as of December 31, 2006, 2005 or 2004.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Common Stock — In December 2001, the board of directors of the Company approved a restricted stock plan (the “2001 Restricted Stock Plan”) pursuant to which employees of the Company were offered the opportunity to acquire common stock of the Company. Shares granted under the plan generally vest, and the restrictions on the shares lapse, over a period of three years, subject to possible acceleration of vesting based on the achievement of individual performance goals. A total of 125,000 shares were authorized for issuance under the 2001 Restricted Stock Plan. In 2003, the board of directors decided to terminate all future grants under the 2001 Restricted Stock Plan. As of December 31, 2004, 64,000 shares were issued and outstanding under the plan of which 58,000 were vested (3,000 vested in 2002, 49,000 vested in 2003, and 6,000 vested in 2004). Compensation expense of $10,000 related to such shares was recognized in 2004. As of December 31, 2005, unrecognized deferred compensation expense related to the unvested shares was approximately $2,000. As of December 31, 2006 and 2005, 61,000 shares were issued and outstanding under the plan of which 61,000 were vested (3,000 vested in 2002, 49,000 vested in 2003, 6,000 vested in 2004 and 3,000 vested in 2005). Compensation credit of $2,000 was recognized in 2005 related to such shares primarily due to the reversal of compensation expense associated with 3,000 shares that were repurchased. All deferred compensation expense related to the shares was recognized in 2005 and prior periods.

On May 29, 2003, the board of directors of the Company approved a new restricted stock plan (the “2003 Restricted Stock Plan”) pursuant to which employees of the Company were offered the opportunity to acquire common stock of the Company. Shares granted under the 2003 Restricted Stock Plan generally vest, and the restrictions on the shares lapse, over a period of three years, subject to possible acceleration of vesting based upon the achievement of individual performance goals. The board of directors authorized a total of 250,000 shares for issuance under the 2003 Restricted Stock Plan. As of December 31, 2004, 63,000 shares were issued and outstanding under the plan of which 55,000 were vested (30,000 vested during 2003 and 25,000 vested during 2004), and 187,000 shares remained available for future issuances. Compensation expense of $142,000 related to such shares was recognized in 2004. As of December 31, 2004, unrecognized deferred compensation expense related to the unvested shares was

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

approximately $28,000. As of December 31, 2006 and 2005, 60,000 shares were issued and outstanding under the plan of which 60,000 were vested (30,000 vested during 2003, 25,000 vested during 2004 and 5,000 vested during 2005). Compensation expense of $6,000 related to such shares was recognized in 2005. All deferred compensation expense related to the shares was recognized in 2005 and prior periods. On May 26, 2005, the board of directors approved the termination of all future grants under the 2003 Restricted Stock Plan.

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

On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. The program expired on July 27, 2006. No shares were repurchased during the year ended December 31, 2006. During the year ended December 31, 2005, 285,776 shares were repurchased under this program.

Stock Options and Warrants — In connection with the sale of common stock in the private placement transaction completed on September 4, 2003, the Company granted the investors warrants to purchase up to 250,011 shares of common stock at an exercise price of $10.00 per share. The estimated fair value of these warrants on the grant date was approximately $1.3 million as calculated using the Black-Scholes pricing model. These warrants were immediately exercisable and expire five years from the date of grant. Of the 250,011 warrants granted, 30,000 and 10,002 were exercised during 2006 and 2005, respectively. As of December 31, 2006, 185,109 remain outstanding. The following weighted average assumptions were used to calculate the fair value of these warrants using the Black-Scholes pricing model: contractual life of five years; stock volatility of 87%; risk-free interest rate of 2.73%; and no dividends during the term. The fair value of the warrants is included in common stock in the accompanying balance sheet.

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

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

In May 1996, the shareholders of the Company approved an equity incentive plan (the “1996 Plan”) which provided for the grant of stock options (including incentive stock options or nonqualified stock options) and other stock-based benefits to directors, officers, employees, consultants and advisors of the Company and its affiliated entities. The maximum number of shares of common stock which may be the subject of awards granted under the 1996 Plan could not exceed 2,500,000 shares in the aggregate, subject to adjustments for stock splits or other adjustments. Options granted became exercisable at such times as determined by the compensation committee of the board of directors or the board of directors itself and expired on various dates up to 10 years from the date of grant. The 1996 Plan was terminated on May 17, 2001 concurrent with the shareholder approval of the I-Flow Corporation 2001 Equity Incentive Plan. Options granted under the 1996 Plan that were outstanding as of the date of plan termination were unaffected by the plan termination and continued to vest under their original terms.

On May 17, 2001, the shareholders of the Company approved the I-Flow Corporation 2001 Equity Incentive Plan (the “2001 Plan”) which provides for the grant of stock options (including incentive stock options or nonqualified stock options), restricted stock, and other stock-based benefits to officers, employees, consultants and advisors of the Company and its affiliated entities. The 2001 Plan was first amended on May 23, 2002 to make non-employee directors eligible for grants under the plan. On May 26, 2005, the 2001 Plan was further amended to increase the number of shares available for grant under the 2001 Plan by 3,000,000 shares. The maximum number of shares of common stock that may now be issued pursuant to awards granted under the 2001 Plan, as amended, may not exceed 7,750,000 shares in the aggregate, subject to adjustments for stock splits or other adjustments as defined. Options granted become exercisable at such times as determined by the compensation committee of the board of directors or the board of the directors itself and expire on various dates up to 10 years from the date of grant.

Prior to the approval of the 2001 Plan, the Company issued options under the 1996 Plan to purchase an aggregate of 651,336 shares of its common stock to certain key employees at exercise prices below fair market value at the date of grant as deferred compensation for services rendered. In addition, as of December 31, 2006, the Company has issued options under the 2001 Plan to purchase an aggregate of 155,504 shares of its common stock to certain key employees at exercise prices below fair market value at the date of grant as deferred compensation. Also, the Company granted options for 292,000 shares to sales representatives and sales management during 2006 at exercise prices below fair market value.

Compensation expense related to stock options, restricted stock and restricted stock units, including stock options granted to non-employees as discussed below, aggregating $5.6 million (including $5.2 million and $0.4 million recorded in continuing operations and discontinued operations, respectively), $8.6 million (including $7.5 million and $1.1 million recorded in continuing operations and discontinued operations, respectively) and $2.7 million (including $2.4 million and $0.3 million recorded in continuing operations and discontinued operations, respectively) has been recorded for each of the years ended December 31, 2006, 2005 and 2004, respectively. Effective January 1, 2006, the Company began recognizing compensation expense for all share-based payments to employees and directors using the fair-value-based methods as required under the provisions of SFAS 123R. See Note 1 on Nature of Operations and Summary of Significant Accounting Policies.

During fiscal years 2004 and 2003, the Company granted options to non-employees to purchase 7,000 and 22,000 shares of the Company’s common stock, respectively, in connection with consulting services. No options were granted to consultants in 2005 or 2006. These options have exercise prices equal to the fair market value of the underlying shares at the date of grant and vest over one to five years. These options have been accounted for as a variable award because the consultant’s performance was not complete and a performance commitment date had not

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

been satisfied in accordance with the provisions of EITF No. 96-18. During fiscal year 2005 and 2004, the Company recorded stock-based compensation of $14,000 and $92,000, respectively, related to these options calculated using the Black-Scholes pricing model with the following weighted-average assumptions: contractual life of 5 years; stock volatility of 51% in 2005 and 66% in 2004; average risk-free interest rate of 4.06% in 2005 and 3.62% in 2004; and no dividends during the expected term.

On July 28, 2005, the Company entered into an agreement with Thomas Winters, M.D. to acquire the non-exclusive rights to utilize intellectual property owned by Dr. Winters, including registered United States patents. Pursuant to the agreement, the Company made a cash payment of $900,000 to Dr. Winters and issued him options to purchase up to 5,000 shares of common stock of the Company. The options vested on the one year anniversary of the agreement and have an exercise price equal to the closing price of the Company’s common stock on July 28, 2005, $15.20 per share. All of the options will expire on the eight year anniversary of the agreement. The total intangible assets acquired of approximately $951,000, which included the cash payment of $900,000 and issuance of options with a fair value of approximately $51,000, is amortized over their expected life. The fair value of the options were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 62%; risk-free interest rate of 4.25%; and contractual life of 8 years.

7.	Income Taxes

The Company accounts for income taxes under the provisions of SFAS 109. Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. In accordance with the provisions of SFAS 109, a valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgments regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The income tax provision (benefit) for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

	December 31, 2006		December 31, 2005		December 31, 2004
	Continuing	Discontinued	Continuing	Discontinued	Continuing	Discontinued
	Operations	Operations	Operations	Operations	Operations	Operations
			(Amounts in thousands)

Current:
Federal	$—	$—	$(1,477)	$1,477	$(2,279)	$2,279
Foreign	48	—	87	—	—	—
State	58	231	162	278	16	187

Subtotal	106	231	(1,228)	1,755	(2,263)	2,466
Deferred:
Federal	(13,274)	3,323	(920)	920	3,714	(525)
State	(4,393)	409	(186)	186	599	(104)

Subtotal	(17,667)	3,732	(1,106)	1,106	4,313	(629)

Total income tax (benefit) provision	$(17,561)	$3,963	$(2,334)	$2,861	$2,050	$1,837

The increase in income tax benefit from continuing operations during the year ended December 31, 2006 compared to the prior year is primarily due to the release of the valuation allowance for deferred tax assets with an incremental tax benefit of approximately $16.8 million. The remaining valuation allowance relates to temporary timing differences that are not currently determined to be more likely than not to be realized. Under SFAS 109, management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. Currently, management believes it is more likely than not that the Company will realize the benefits of the existing net deferred tax asset at December 31, 2006.

A deferred tax asset in the amount of $465,000 was acquired in conjunction with the acquisition of InfuSystems II, Inc. and Venture Medical, Inc. in 1998. A valuation allowance of $465,000 was previously established for the deferred tax asset. As a consequence of the release of the valuation allowance for this deferred tax asset, the unamortized goodwill remaining from the acquisition of InfuSystem has been reduced.

The increase in income tax provision from discontinuing operations during the year ended December 31, 2006 compared to the same period in the prior year is primarily due to a deferred tax liability of approximately $850,000 that was recorded during the year ended December 31, 2006 in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-17, Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary that is Accounted for as a Discontinued Operation (“EITF 93-17”). EITF 93-17 requires that the deferred tax impact of the excess of the financial reporting basis over the tax basis of the parent’s investment in a subsidiary be recognized when it is apparent that the temporary difference will reverse in the foreseeable future. In accordance with EITF 93-17 the Company recorded an adjustment to discontinued operations for the tax effect of the financial reporting basis in the stock of InfuSystem which exceeds the tax basis. This difference and related deferred tax liabilities associated with discontinued operations will be settled upon closing of the sale of InfuSystem to HAPC.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The reconciliations of the effective income tax rate to the federal statutory rate are as follows:

	December 31, 2006		December 31, 2005		December 31, 2004
	Continuing	Discontinued	Continuing	Discontinued	Continuing	Discontinued
	Operations	Operations	Operations	Operations	Operations	Operations

Tax at federal statutory rate	(35.0)%	35.0%	(35.0)%	35.0%	(35.0)%	35.0%
State income taxes, net of federal benefit	(40.7)%	5.9%	(3.5)%	6.5%	(4.1)%	6.7%
Foreign operations	0.7%	—	0.6%	—	(0.5)%	—
Valuation allowance	(167.5)%	2.9%	20.0%	—	50.5%	—
Nondeductible charges	2.6%	0.3%	1.3%	0.3%	1.6%	0.3%
Effect of change in tax rate	(8.9)%	—	—	—	—	—
Credits	(5.2)%	—	(0.3)%	—	(1.0)%	—
Basis difference	—	12.1%	—	—	—	—
Other	0.6%	0.4%	1.7%	(3.4)%	(0.1)%	(3.5)%

Total	(253.4)%	56.6%	(15.2)%	38.4%	11.4%	38.5%

The Company currently expects to generate sufficient future taxable income, which requires it to reverse a majority of the previously recorded valuation allowance against the deferred tax assets. The Company believes that due to the pending sale of InfuSystem to HAPC, it is more likely than not that future taxable income will be sufficient to recover the net amount of deferred tax assets. In the event the Company is unable to operate at a profit and unable to generate sufficient future taxable income it would be required to increase the valuation allowance against all of its deferred tax assets.

As of December 31, 2006 and December 31, 2005, the Company had net deferred tax assets comprised of the following:

	December 31,	December 31,
	2006	2005
	(Amounts in thousands)

Net operating losses	$6,547	$15,355
Amortization of goodwill and other intangibles	1,540	1,831
Reserves not currently deductible	9,374	7,332
State taxes	(1,552)	(1,333)
Credits	2,694	1,511
Depreciation	(251)	183

Total deferred income taxes	18,352	24,879
Valuation allowance	(686)	(24,879)

Net deferred income taxes	$17,666	$—

The increase in credits resulted from additional analysis regarding the expenses that qualify for state and federal research and development credits.

At December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $34.1 million and $20.7 million, respectively, which begin to expire in the year 2007. Included in the $34.1 million federal net operating loss carryforward is approximately $25.9 million related to non-qualified stock option exercises of which $20.2 million will impact equity when realized and $5.7 million will impact income from continuing operations when realized. These amounts have been excluded from the net operating losses and

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

valuation allowance in the above schedule of deferred tax assets. Tax credits for federal and state taxes of approximately $1.4 million and $1.3 million, respectively, begin to expire in 2007.

A valuation allowance decrease has been provided as management believes it is more likely than not that the Company will realize the benefits of the remaining net deferred tax asset at December 31, 2006. The effective decrease in the valuation allowance for the period ended December 31, 2006 was $16.8 million.

8.	Commitments and Contingencies

The Company’s headquarters are located in Lake Forest, California, where the Company leases a 66,675 square foot building. The Company entered into a lease in 1997 for the building with a total of 51,000 square feet and a term of 10 years. During 2006, the Company amended the lease to add an additional 15,675 square feet of space and extended the term for an additional three years. The lease agreement contains scheduled rent increases (which are accounted for on a straight-line basis) and expires in September 2010. There is an option to extend the lease for an additional five years, which the Company currently intends to exercise. The Company also leases a total of 50,000 square feet in two buildings in Tijuana, Mexico for the manufacture and assembly of its disposable IV Infusion Therapy devices and elastomeric Regional Anesthesia products. The plant lease expires in 2008, and the Company has two renewal options of four years each. Two additional leases were entered into in 2005 to provide additional warehouse space leased in the plant. The terms of the two additional leases are 15 months and 42 months with two renewal options each of three and four years, respectively. Additionally, the Company’s Infusystem subsidiary entered into leases in July 2002 for 14,000 square feet of general office space and 4,000 square feet of warehouse space in Madison Heights, Michigan. Both leases have a term of five years.

Future minimum lease payments under these leases are as follows:

(Amounts thousands)
Year Ended December 31,

2007	$1,074
2008	970
2009	782
2010	496
2011	—
Thereafter	—

Total	$3,322

Rent expense for continuing operations for the years ended December 31, 2006, 2005 and 2004 was $865,000, $794,000 and $775,000, respectively. Rent expense for discontinued operations for the years ended December 31, 2006, 2005 and 2004 was $221,000, $177,000 and $140,000, respectively.

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

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The terms of the foregoing types of obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no liabilities have been recorded for these obligations on its balance sheets as of December 31, 2006 and 2005.

In August 2005, the State of Michigan Department of Treasury issued a decision and order of determination which provided that InfuSystem is liable for use taxes on its purchases of infusion pumps. As a result, the Company has recorded in the consolidated financial statements in assets held for sale and discontinued operations to date a cumulative net increase to gross fixed assets of $1,276,000, a tax liability of $1,392,000, and total expense of $943,000 (of which $302,000 and $641,000 was recorded during the years ended December 31, 2006 and 2005, respectively), consisting of $706,000 cost of sales (of which $209,000 and $497,000 was recorded during the years ended December 31, 2006 and 2005, respectively) and $237,000 accrued interest expense (of which $93,000 and $144,000 was recorded during the years ended December 31, 2006 and 2005, respectively). InfuSystem is currently appealing the decision. The Company believes that portable infusion pumps, which allow cancer patients to be ambulatory and to lead a reasonably normal life, qualify for an exemption from tax under Michigan law.

The Company is involved in litigation arising from the normal course of operations. In the opinion of management, the ultimate impact of such litigation will not have a material adverse effect on the Company’s financial position and results of operations.

9.	Employee Benefit Plan

The Company has a 401(k) retirement plan in which any full-time employee may participate. The Company contributes $0.33 for each dollar of employee contribution up to a maximum contribution by the Company of 1.32% of each participant’s annual salary. The maximum contribution by the Company of 1.32% corresponds to an employee contribution of 4% of annual salary. Participants vest in the Company’s contribution ratably over five years. Such contributions recognized in continuing operations totaled $255,000, $322,000 and $179,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Such contributions recognized in discontinued operations totaled $75,000, $66,000 and $45,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The Company does not provide post-retirement or post-employment benefits to its employees.

10.	Related Party Transactions

In June 2001, the Company loaned its chief executive officer $150,000 for personal use. The loan has not been modified or amended since that time. The unsecured note receivable due from the chief executive officer bears interest at 5.58% per annum and is to be repaid over a 10-year period through bi-weekly payroll deductions. As of December 31, 2006, the amount due to the Company under the note receivable is approximately $78,000, the majority of which is included in other long-term assets in the accompanying consolidated balance sheets.

11.	Unaudited Quarterly Financial Data

Subsequent to the issuance of the Company’s September 30, 2006 financial statements, the Company’s management determined that it overstated its deferred tax asset and additional paid-in capital as of September 30, 2006. During the three and nine months ended September 30, 2006, the Company recorded a release of its valuation allowance for deferred tax assets. The remaining valuation allowance relates to temporary timing differences that are not currently determined to be more likely than not to be realized. The Company accounts for income taxes in accordance with SFAS 109, which addresses financial accounting for deferred tax assets. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it is more likely than not, based on available evidence, that projected future taxable income will be insufficient to recover the deferred tax assets. Due to the pending sale of InfuSystem to HAPC, management believes it is more likely than not that the

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Company will realize the benefits of the existing net deferred tax asset at September 30, 2006. As a result, a release of the valuation allowance for deferred tax assets was recorded at September 30, 2006.

Restatement:  In connection with this event, the Company also reversed the valuation allowance related to the excess tax benefits from stock-based compensation expense from its deferred tax asset and recorded the corresponding credit to additional paid-in capital. In May 2006, the FASB issued additional guidance to SFAS 123R stating that if an entity reverses its valuation allowance under SFAS 109 subsequent to the adoption of SFAS 123R, the entity should reverse the valuation allowance related to the excess tax benefit only when the tax benefit is realized. The tax benefit is not expected to be realizable until the InfuSystem sale is completed. As such, the reversal of the valuation allowance related to the excess tax benefit was not allowed and both deferred tax asset — non-current and additional paid-in capital, as previously reported, were overstated as of September 30, 2006 by approximately $8.7 million. In addition, the Company did not correctly classify current and non-current deferred tax assets in its consolidated balance sheet as of September 30, 2006 in accordance with the guidance in SFAS 109, which resulted in an overstatement of current and an understatement of non-current deferred tax assets of approximately $7.2 million at September 30, 2006, as previously reported.

The overstatement of the deferred tax asset and additional paid-in capital for the excess tax benefits from stock-based compensation expense and the classification error between current and non-current deferred tax assets as of September 30, 2006 affected only the balance sheet and had no impact to the Company’s net income, net cash flows or cash balances for the periods then ended. The Company has restated amounts previously reported in its unaudited balance sheet as of September 30, 2006 as follows:

	As Previously
	Reported	As Restated
	(Amounts in thousands)

Deferred tax assets — current	$10,814	$3,596
Deferred tax assets — non-current	14,540	13,025
Total assets	113,511	104,778
Common stock	124,505	115,772
Net stockholders’ equity	97,259	88,526

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-FLOW CORPORATION

Dated: March 30, 2007

By:	/s/ Donald M. Earhart
Donald M. Earhart
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 30, 2007 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Donald M. Earhart Donald M. Earhart	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ James J. Dal Porto James J. Dal Porto	Executive Vice President, Chief Operating Officer, Director and Secretary

/s/ James R. Talevich James R. Talevich	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ John H. Abeles John H. Abeles, M.D.	Director

/s/ Jack H. Halperin Jack H. Halperin	Director

/s/ Joel S. Kanter Joel S. Kanter	Director

/s/ Erik H. Loudon Erik H. Loudon	Director

/s/ Henry Tsutomu Tai Henry Tsutomu Tai, Ph.D., M.D.	Director

INDEX TO EXHIBITS

Exhibit No.	Exhibit

2.1	Stock Purchase Agreement, dated October 28, 2004, by and between Integra LifeSciences Corporation and I-Flow Corporation(1)
2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation(2)
2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc.(3)
2.4	Agreement and Plan of Merger, dated February 9, 1998, by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc.(4)
2.5	Agreement for Purchase and Sale of Assets, dated July 3, 1996, by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc.(5)
2.6	Stock Purchase Agreement, dated as of September 29, 2006, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (including the Form of Services Agreement, attached thereto as Exhibit A, the Form of License Agreement attached thereto as Exhibit B and the Term Sheet attached thereto as Exhibit C) (26)
3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation(6)
3.2	Bylaws of I-Flow Corporation, a Delaware Corporation(2)
3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock(7)
4.1	Specimen Common Stock Certificate (20)
4.2	Warrant Agreement, dated February 13, 1990, between the Company and American Stock Transfer & Trust Company, as warrant agent(9)
4.3	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as rights agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase(7)
4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank(10)
4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank(10)
4.6	Form of Warrant, dated September 4, 2003(1)
4.7	Form of Registration Rights Agreement, dated September 4, 2003(1)
10.1	Form of Securities Purchase Agreement, dated September 2, 2003(1)
10.2	I-Flow Corporation Amended and Restated 2001 Equity Incentive Plan (11) *
10.3	2003 Restricted Stock Plan of I-Flow Corporation (10)*
10.4	2001 Restricted Stock Plan of I-Flow Corporation (12)*
10.5	1996 Stock Incentive Plan (13)*
10.6	1992 Non-Employee Director Stock Option Plan (14)*
10.7	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan, restated as of March 23, 1992 (15)*
10.8	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996(16)
10.9	Summary of the terms of the COIP for 2005 (23)*
10.10	Summary of the terms of the COIP for 2006 (25)*
10.11	Summary of the terms of the COIP for 2007 (27)*

Exhibit No.	Exhibit

10.12	Addendum to manufacturing plant lease agreement (23)
10.13	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997(17)
10.14	Block Medical de Mexico lease agreement dated December 7, 1999 (22)
10.15	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated January 30, 2004 (22)
10.16	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated May 8, 2003(10)
10.17	Loan Agreement, dated March 31, 2000, by and among InfuSystem, Inc., I-Flow Corporation and Old Kent Bank(10)
10.18	First Amendment to Loan Agreement, dated April 1, 2002, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank)(10)
10.19	Second Amendment to Loan Agreement, dated April 1, 2003, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank)(10)
10.20	Second Amended and Restated Promissory Note, dated April 1, 2004, between InfuSystem, Inc. and Fifth Third Bank (formerly Old Kent Bank)(10)
10.21	Promissory Note with Donald M. Earhart dated June 15, 2001 (8)*
10.22	Underwriting Agreement, dated April 13, 2004 (21)
10.23	Employment Agreement with Donald M. Earhart, dated May 16, 1990 (18)*
10.24	Amendment No. 1 to Employment Agreement with Donald M. Earhart, dated June 21, 2001 (8)*
10.25	Amendment No. 2 to Employment Agreement with Donald M. Earhart, dated February 23, 2006 (25)*
10.26	Amended and Restated Employment Agreement with James J. Dal Porto, dated June 21, 2001 (8)*
10.27	Amendment No. 1 to Employment Agreement with James J. Dal Porto, dated February 23, 2006 (25)*
10.28	Employment Agreement with James R. Talevich, dated June 30, 2000 (19) *
10.29	Amendment No. 1 to Employment Agreement with James R. Talevich, dated February 23, 2006 (25)*
10.30	Agreement Re: Change in Control with Donald M. Earhart, dated June 21, 2001 (8)*
10.31	Amendment No. 1 to Agreement Re: Change in Control with Donald M. Earhart, dated February 23, 2006 (25)*
10.32	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001 (8)*
10.33	Amendment No. 1 to Agreement Re: Change in Control with James J. Dal Porto, dated February 23, 2006 (25)*
10.34	Agreement Re: Change in Control with James R. Talevich, dated June 21, 2001 (8)*
10.35	Amendment No. 1 to Agreement Re: Change in Control with James R. Talevich, dated February 23, 2006 (25)*
10.36	Form of Restricted Stock Agreement (25)*
10.37	Amendment to Loan Agreement, dated as of April 30, 2005, between I-Flow Corporation and Silicon Valley Bank (24)
10.38	Amendment to Loan Agreement, dated as of April 29, 2006, between I-Flow Corporation and Silicon Valley Bank
10.39	Form of Indemnification Agreement (25)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on June 1, 2005.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Definitive Proxy Statement filed on March 27, 1996.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Post-Effective Amendment to its Registration Statement (No. 33-41207) filed on October 27, 1992.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated April 14, 1997.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(19)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(20)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(21)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on April 14, 2004.

(22)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(23)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10 -K for the fiscal year ended December 31, 2004.

(24)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 9, 2005.

(25)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 1, 2006.

(26)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 4, 2006.

(27)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 28, 2007.