Form 10-Q
period 2007-03-31
I FLOW CORP /DE/
filed 2007-05-09
CIK 857728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2007 there were 24,219,076 shares of common stock outstanding.

I-FLOW CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

PART 1 — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
I-FLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,750	$9,288
Short-term investments	16,752	18,134
Accounts receivable, less allowance for doubtful accounts of $3,210 and $3,405 at March 31, 2007 and December 31, 2006, respectively	17,174	18,935
Inventories	15,828	13,611
Prepaid expenses and other current assets	1,245	1,485
Deferred taxes	3,391	3,260
Current assets — held for sale	12,162	11,977

Total current assets	71,302	76,690

Property, net	3,185	2,843
Other intangible assets, net	2,663	2,754
Other long-term assets	138	137
Deferred taxes	16,211	14,406
Non-current assets — held for sale	16,309	15,316

Total assets	$109,808	$112,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,816	$4,249
Accrued payroll and related expenses	5,215	7,171
Income taxes payable	—	18
Other current liabilities	804	1,078
Current liabilities — held for sale	7,227	7,626

Total current liabilities	18,062	20,142

Other liabilities	1,226	—

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 40,000 shares authorized; 24,214 and 23,901 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	119,273	119,092
Accumulated other comprehensive loss	(191)	(163)
Accumulated deficit	(28,562)	(26,925)

Net stockholders’ equity	90,520	92,004

Total liabilities and stockholders’ equity	$109,808	$112,146

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Net product sales	$24,306	$19,901
Cost of revenues	6,288	5,322

Gross profit	18,018	14,579

Operating expenses:
Selling and marketing	17,141	13,788
General and administrative	4,034	3,062
Product development	622	583

Total operating expenses	21,797	17,433

Operating loss	(3,779)	(2,854)
Interest income	279	201

Loss from continuing operations before income taxes	(3,500)	(2,653)
Income tax benefit	(1,293)	(742)

Loss from continuing operations	(2,207)	(1,911)
Discontinued operations:
Income from discontinued operations, net of tax	1,286	1,429

Net loss	$(921)	$(482)

Per share of common stock, basic and diluted:
Loss from continuing operations	$(0.09)	$(0.08)
Income from discontinued operations, net of tax	0.05	0.06

Net loss	$(0.04)	$(0.02)

Weighted average shares, basic and diluted	23,550	22,701

Comprehensive Operations:
Net loss	$(921)	$(482)
Foreign currency translation loss	(28)	(27)
Unrealized gain on investment securities	—	25

Comprehensive loss	$(949)	$(484)

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(921)	$(482)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations, net of tax	(1,286)	(1,429)
Deferred taxes	(1,936)	(769)
Stock-based compensation	1,163	730
Depreciation and amortization	382	356
Provision for doubtful accounts receivable	389	171
Write-off of inventory	94	180
Changes in operating assets and liabilities:
Accounts receivable	1,372	(2,138)
Inventories	(2,311)	(1,253)
Prepaid expenses and other current assets	297	242
Accounts payable, accrued payroll and related expenses	(1,523)	(729)
Income taxes payable	(76)	6
Other liabilities	802	(454)

Net cash used in operating activities from continuing operations	(3,554)	(5,569)
Net cash provided by operating activities from discontinued operations	1,199	2,127

Net cash used in operating activities	(2,355)	(3,442)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(445)	(422)
Purchases of investments	(2,092)	—
Maturities of investments	3,474	1,916
Patent acquisitions	(54)	(93)

Net cash provided by investing activities from continuing operations	883	1,401
Net cash used in investing activities from discontinued operations	(571)	(428)

Net cash provided by investing activities	312	973

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(1,500)	—
Proceeds from exercise of stock options	436	765

Net cash (used in) provided by financing activities from continuing operations	(1,064)	765
Net cash provided by financing activities from discontinued operations	—	—

Net cash (used in) provided by financing activities	(1,064)	765

Effect of exchange rates on cash	(28)	(27)

Net decrease in cash and cash equivalents	(3,135)	(1,731)
Net increase (decrease) in cash and cash equivalents from discontinued operations	(1,403)	725
Cash and cash equivalents at beginning of period	9,288	11,413

Cash and cash equivalents at end of period	$4,750	$10,407

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments	$261	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Property acquisitions	$629	$1,088
See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at March 31, 2007 and the results of its operations and cash flows for the three-month periods ended March 31, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.
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
The financial statements included herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 30, 2007.
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
New Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return, including a decision whether to file or not to file in a particular jurisdiction. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. See Note 7 on Income Taxes for additional information, including the effects of the adoption on the Company’s consolidated financial statements.
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

Accounting for Stock-Based Compensation — Effective January 1, 2006, the Company adopted SFAS No. 123-revised 2004, Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based compensation made to employees and directors. SFAS 123R replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In addition, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment, in March 2006, which provides supplemental SFAS 123R application guidance based on the view of the SEC which the Company also adopted on January 1, 2007.
The Company adopted SFAS 123R using the modified prospective application transition method. In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2007	2006
Income (loss) from continuing operations:
Selling and marketing	$616	$326
General and administrative	547	455

Subtotal	1,163	781

Income (loss) from discontinued operations:
Selling and administrative	49	9
General and administrative	34	21

Subtotal	83	30

Total	$1,246	$811

SFAS 123R requires companies to estimate the fair value of equity awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model, which it had previously used for valuation of option-based awards for its pro forma information required under SFAS 123 for periods prior to fiscal 2006. The determination of the fair value of option-based awards using the Black-Scholes model incorporates various assumptions including volatility, expected life of awards, risk-free interest rates and expected dividend. The expected volatility is based on the historical volatility of the price of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and non-employee directors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Expected life (in years)	5.0	5.0
Risk-free interest rate	4.48%	4.72%
Volatility	54%	57%
Dividend yield	0.00%	0.00%
Stock-based compensation expense is recognized for all new and unvested equity awards that are expected to vest as the requisite service is rendered beginning on January 1, 2006. In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation expense from the accelerated multiple-option approach to the straight-line single-option method. Compensation expense for all unvested equity awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach. Compensation expense for all equity awards granted on or subsequent to January 1, 2006 will be recognized using the straight-line single-option method. In accordance with SFAS 123R, the Company has factored in forfeitures in its recognition of stock-based compensation. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. No excess tax benefits were attributed to the share-based compensation expense.
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee and non-employee director share-based compensation, and to determine the subsequent impact on the APIC Pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee and director share-based awards that were outstanding upon adoption of SFAS 123R.
From and after May 26, 2006, all active equity incentive plans of the Company have been approved by its stockholders. All future grants of stock options (including incentive stock options or nonqualified stock options), restricted stock, restricted stock units or other forms of equity-based compensation to officers, employees, consultants and advisors of the Company and its affiliated entities are expected to be made under the I-Flow Corporation 2001 Equity Incentive Plan (the “2001 Plan”), which was approved by the stockholders in May 2001. The maximum number of shares of common stock that may be issued pursuant to awards under the 2001 Plan is currently 7,750,000, subject to adjustments for stock splits or other adjustments as defined in the 2001 Plan.
Stock Options
Options granted under the 2001 Plan become exercisable at such times as determined by the compensation committee of the board of directors or the board of directors itself and expire on various dates up to 10 years from the date of grant. Options currently granted to employees and non-employee directors generally have an exercise price equal to the market price of the Company’s stock at the date of the grant, with vesting and contractual terms of five years. Options generally provide for accelerated vesting if there is a change in control (as defined in the 2001 Plan or, as applicable, the officers’ employment and change in control agreements). The Company issues new shares upon the exercise of stock options. The following table provides a summary of all the Company’s outstanding options as of March 31, 2007 and of changes in options outstanding during the three months ended March 31, 2007:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise Price	Term	Intrinsic
(Amounts in thousands, except per share and year amounts)	of Shares	per Share	(in years)	Value

Options outstanding at December 31, 2006	3,294	$10.66
Options granted	68	$15.44
Options exercised	(68)	$6.43
Options forfeited or expired	(62)	$16.37

Options outstanding at March 31, 2007	3,232	$10.74	2.40	$16,350

Options vested and exercisable at March 31, 2007	2,910	$10.59	2.26	$15,455

The weighted-average fair value of options granted during the three months ended March 31, 2007 and 2006, estimated as of the grant date using the Black-Scholes option valuation model, was $7.90 per option and $7.44 per option, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $0.6 million and $0.7 million, respectively. A total of approximately 220,000 shares of total unvested options are expected to vest.
As of March 31, 2007, total unrecognized compensation expense related to unvested stock options from continuing and discontinued operations was $0.9 million and $7,000, respectively. This expense is expected to be recognized over remaining weighted-average periods of 1.89 and 0.41 years in continuing and discontinued operations, respectively.
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
Effective January 1, 2006, under SFAS 123R, approximately 0.3 million stock options with exercise prices of $1.33 or $2.47 per share were increased to $1.66 and $2.91 per share, respectively. In January 2006, the Company compensated the 25 affected option holders for the increased exercise price by granting approximately 5,000 shares of the Company’s common stock. A total of approximately $0.1 million of incremental compensation cost was recognized in continuing operations during the three months ended March 31, 2006 for the increased exercise prices and shares granted.
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
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock units are granted pursuant to the 2001 Plan and as determined by the compensation committee of the board of directors or the board of directors itself. Restricted stock awards granted to non-employee directors have a one-year vesting (i.e., lapse of restrictions) period from the date of grant. Restricted stock and restricted stock units granted to officers and employees of the Company generally have vesting periods ranging from two to five years from the date of grant. Restricted stock units granted to sales representatives and sales management have a maximum vesting term of three years from the date of grant. The Company issues new shares upon the issuance of restricted stock or vesting of restricted stock units. In accordance with SFAS 123R, the fair value of restricted stock and restricted stock units is estimated based on the closing market value stock price on the date of grant and the expense is recognized straight-lined over the requisite period. The total number of shares of restricted stock and restricted stock units expected to vest is adjusted by estimated forfeiture rates. The following table provides a summary of the Company’s restricted stock awards as of March 31, 2007 and of changes in restricted stock outstanding under the 2001 Plan during the three months ended March 31, 2007:

	Restricted Stock		Restricted Stock Units
		Weighted-		Weighted-
		Average Grant		Average Grant
	Number of	Date Fair Value	Number of	Date Fair Value
(Amounts in thousands, except per share amounts)	Shares	Per Share	Shares	Per Share
Nonvested shares outstanding at December 31, 2006	522	$13.89	548	$13.95
Shares issued	141	16.43	359	16.13
Shares vested or released	(102)	14.04	(199)	14.19
Shares forfeited	—	—	(20)	14.08

Nonvested shares outstanding at March 31, 2007	561	$14.50	688	$15.02

As of March 31, 2007, continuing operations had $6.9 million and $5.1 million of total unrecognized compensation costs related to nonvested restricted stock and restricted stock units, respectively. The expenses for the nonvested restricted stock and restricted stock units in continuing operations are expected to be recognized over a remaining weighted-average vesting period of 1.70 and 2.53 years, respectively. The total fair value of shares of restricted stock and restricted stock units that vested during the three months ended March 31, 2007 in continuing operations was $1.6 million and $2.5 million, respectively.
As of March 31, 2007, discontinued operations had $0.8 million of total unrecognized compensation costs related to nonvested restricted stock units. The expense for the nonvested restricted stock units in discontinued operations is expected to be recognized over a remaining weighted-average vesting period of 2.23 years. The total fair value of shares of restricted stock units that vested during the three months ended March 31, 2007 in discontinued operations was $0.3 million.
2. Inventories
Inventories consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2007	2006
Raw materials	$8,767	$7,784
Work in process	2,450	2,024
Finished goods	4,611	3,803

Total	$15,828	$13,611

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

The following is a reconciliation between weighted-average shares used in the basic and diluted earnings per share calculations:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2007	2006
Numerator:
Loss from continuing operations, net of tax	$(2,207)	$(1,911)
Income from discontinuing operations, net of tax	1,286	1,429

Net loss	$(921)	$(482)

Denominators:
Denominator for basic earnings per share:
Weighted-average number of common shares outstanding	23,550	22,701
Effect of dilutive securities:
Stock options, nonvested restricted stock and nonvested restricted stock units	—	—

Denominator for diluted net income per share:
Weighted-average number of common and common equivalent shares outstanding	23,550	22,701

Basic and diluted earnings per share:
Loss from continuing operations, net of tax	$(0.09)	$(0.08)
Income from discontinuing operations, net of tax	0.05	0.06

Net loss	$(0.04)	$(0.02)

Options to purchase approximately 858,000 and 949,000 shares of common stock have been excluded from the treasury stock method calculation for diluted weighted-average common shares for the three-month periods ended March 31, 2007 and 2006, respectively, because their exercise prices exceeded the average market price of the Company’s common stock during these periods and their effect would be anti-dilutive.
4. Goodwill and Other Intangible Assets
The Company recognizes goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and other intangible assets with indefinite lives are recorded at their carrying value and are tested for impairment annually or more frequently if impairment indicators exist. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. As of March 31, 2007, the Company had goodwill of approximately $2.2 million, which was entirely attributable to InfuSystem. On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC for $140 million in the form of cash and a secured note, subject to certain purchase price adjustments based on the level of working capital (see Note 6 on Discontinued Operations). As a result, the goodwill is currently included in ‘noncurrent assets — assets held for sale’ pending the sale of InfuSystem. The Company performed its annual impairment test on goodwill and other intangible assets as of June 30, 2006 and identified no goodwill impairment.
Amortizable intangible assets in the accompanying consolidated balance sheets are as follows:

	As of March 31, 2007
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$3,278	$1,407	$1,871
Licensing Rights	1,101	309	792

Total	$4,379	$1,716	$2,663

	As of December 31, 2006
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$3,286	$1,348	$1,938
Licensing Rights	1,101	285	816

Total	$4,387	$1,633	$2,754

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
Amortization expense for the three months ended March 31, 2007 and 2006 was approximately $145,000 and $132,000, respectively. Annual amortization expense of intangible assets is currently estimated to be approximately $502,000, $482,000, $456,000, $409,000 and $346,000 in 2007, 2008, 2009, 2010 and 2011, respectively. All amortization expense was recorded in the loss from continuing operations.
5. Stockholders’ Equity
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program was terminated earlier by the board of directors. The program expired on July 27, 2006. A total of 285,776 shares were repurchased under this program at a weighted-average price of $11.99 per share. No shares were repurchased during the three months ended March 31, 2007 or 2006.
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
In accordance with SFAS 144, the Company has reclassified the results from InfuSystem as discontinued operations, reclassifying previously reported results to reflect all prior periods on a comparable basis. Summarized financial information for InfuSystem is as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2007	2006
Operating revenues	$7,874	$7,717
Operating income (1)	1,752	2,318
Income taxes	466	889
Income from discontinued operations (1)	1,286	1,429

(1)	Includes $257,000 of divestiture expenses recorded during the three months ended March 31, 2007.

The major classes of the assets and liabilities of the discontinued operations are presented separately on the Company’s consolidated balance sheets as of March 31, 2007 and December 31, 2006 and consist of the following:

	March 31,	December 31,
(Amounts in thousands)	2007	2006
Cash	$3,359	$1,956
Accounts receivable, less allowance for doubtful accounts of $3,165 and $1,668 at March 31, 2007 and December 31, 2006, respectively	8,345	9,630
Inventories	303	252
Prepaid expenses and other current assets	155	139

Total current assets	$12,162	$11,977

Property, net (1)	$14,135	$13,142
Goodwill	2,174	2,174

Total noncurrent assets	$16,309	$15,316

Accounts payable	$1,300	$1,884
Accrued payroll and related expenses	516	1,056
Accrued use taxes payable	1,466	1,392
Income taxes payable	(162)	23
Deferred taxes (2)	3,022	3,267
Other liabilities	1,085	4

Total current liabilities	$7,227	$7,626

(1)	In accordance with SFAS 144, the Company ceased recognizing depreciation expense for all fixed assets recorded in discontinued operations beginning in the fourth quarter of 2006.

(2)	The deferred tax liability consists primarily of depreciation and the basis adjustment in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-17, Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary that is Accounted for as a Discontinued Operation (“EITF 93-17”).
7. Income Taxes
In July 2006, the FASB issued FIN 48. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.
As a result of implementation the Company recognized a $2.0 million increase to its FIN 48 liability for uncertain tax positions, of which $1.5 million would affect the Company’s effective tax rate if recognized, net of federal tax benefits. Of this increase, approximately $717,000 is the cumulative affect adjustment to the opening balance of retained earnings.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2006, the Company has approximately $51,000 of accrued interest related to uncertain tax positions and approximately $114,000 of penalties. As of March 31, 2007, the Company has approximately $21,000 of additional accrued interest related to uncertain tax positions related to the balance as of December 31, 2006.
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 2002 and forward remain open to examination by the major state taxing jurisdictions to which the Company is subject depending on the state taxing authority. The tax years 2003 and forward remain open to examination by the Internal Revenue Service.

The Company intends to settle within the next 12 months uncertain state tax positions estimated at $500,000 to $600,000, net of federal tax benefit. This amount excludes any offsetting state refunds potentially resulting from reapportionment of income subject to state taxes.
8. Commitments and Contingencies
The Company enters into contracts from time to time that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnification to either (a) purchasers of the Company’s businesses or assets or (b) entities from which the Company is acquiring assets or businesses; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; and (iv) license, consulting, distribution and purchase agreements with the Company’s customers and other parties, under which the Company may be required to indemnify such parties for intellectual property infringement claims, product liability claims, and other claims arising from the Company’s provision of products or services to such parties.
The terms of the foregoing types of obligations vary. A maximum obligation arising out of these types of agreements is generally not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no liabilities have been recorded for these obligations on its balance sheets as of March 31, 2007 and December 31, 2006.
In August 2005, the State of Michigan Department of Treasury issued a decision and order of determination which provided that InfuSystem is liable for use taxes on its purchases of infusion pumps. As a result, the Company has recorded in the consolidated financial statements in assets held for sale and discontinued operations to date a cumulative net increase to gross fixed assets of $1,347,000, a tax liability of $1,466,000, and total expense of $924,000 (of which $33,000 and $69,000 was recorded during the three months ended March 31, 2007 and 2006, respectively), consisting of $657,000 cost of sales (of which $3,000 and $50,000 was recorded during the three months ended March 31, 2007 and 2006, respectively) and $267,000 accrued interest expense (of which $30,000 and $19,000 was recorded during the three months ended March 31, 2007, respectively). InfuSystem appealed the decision. The Company believes that portable infusion pumps, which allow cancer patients to be ambulatory and to lead a reasonably normal life, qualify for an exemption from tax under Michigan law. On April 24, 2007, the Michigan Tax Tribunal granted a Motion for Summary Disposition in favor of InfuSystem. The Company believes that, due to the favorable ruling, its reported results for the second quarter will include the reversal of a majority of the liability and expense recorded to date.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s current opinions about trends and factors that may impact future operating results. Statements that use words such as “may,” “will,” “should,” “believes,” “predicts,” “projects,” “anticipates” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to material risks, assumptions and uncertainties, which could cause actual results to differ materially from those currently expected, and readers are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, the Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-K, 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include, among others: successful consummation of the previously announced sale of InfuSystem, Inc.; physician acceptance of infusion-based therapeutic regimens; implementation of the Company’s direct sales strategy; dependence on the Company’s suppliers and distributors; the Company’s continuing compliance with applicable laws and regulations, such as the Food, Drug and Cosmetic Act, and the FDA’s concurrence with management’s subjective judgment on compliance issues; the reimbursement system currently in place and future changes to that system; product availability and acceptance; competition in the industry; technological changes; intellectual property challenges and claims; economic and political conditions in foreign countries; currency exchange rates; inadequacy of booked reserves; and reliance on the success of the home health care industry. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.
Overview
The Company designs, develops and markets technically advanced, low-cost drug delivery systems and services that provide life-enhancing, cost-effective solutions for pain relief and intravenous infusion therapy. The Company previously focused on three distinct markets: Regional Anesthesia, IV Infusion Therapy, and Oncology Infusion Services. The Company’s products are used in hospitals, ambulatory surgery centers, physicians’ offices and patients’ homes. Revenue from the Oncology Infusion Services market is generated by InfuSystem, Inc. (“InfuSystem”), a wholly owned subsidiary of the Company. On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC, Inc. (“HAPC”) for $140 million in the form of cash and a secured note, subject to certain price adjustments based on the level of working capital. The cash portion of the purchase price will range from $65 to $85 million, depending on the amount HAPC pays to its shareholders who choose to convert their HAPC shares into cash. This amount will not be known until the closing of the transaction. The closing of the transaction is subject to standard conditions and approval by shareholders of HAPC, and currently is expected to close in 2007. However, no assurance can be given that the transaction will close.
The Company’s current strategic focus for future growth is on the rapidly growing Regional Anesthesia market, with particular emphasis on the Company’s pain relief products marketed under its ON-Q® brand. The Company intends to continue its sales and marketing efforts to further penetrate the United States post-surgical pain relief market with its ON-Q products.
Discontinued Operations of InfuSystem
As noted above, the Company signed a definitive agreement in September 2006 to sell InfuSystem to HAPC for $140 million in the form of cash and a secured note, subject to certain price adjustments based on the level of working capital. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company has reclassified the results of InfuSystem as discontinued operations, reclassifying previously reported results to reflect all prior periods on a comparable basis. Summarized financial information for InfuSystem is as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2007	2006
Operating revenues	$7,874	$7,717
Operating income (1)	1,752	2,318
Income taxes	466	889
Income from discontinued operations (1)	1,286	1,429

(1)	Includes $257,000 of divestiture expenses recorded during the three months ended March 31, 2007.
The sale of InfuSystem will decrease operating revenues and increase operating loss to the Company on a consolidated basis. As a result, the Company expects cash flows from operating activities to decrease overall. For the three months ended March 31, 2007, cash flows from InfuSystem’s operating activities provided $1.2 million. The Company expects the decrease in cash flows from operating activities to be substantially offset by an increase in interest income from the investment of cash proceeds and from an anticipated secured promissory note payable to the Company by HAPC upon the completion of the transaction. Cash flow from investing activities is expected to increase due to less spending on property acquisitions and an increase in short-term investments from the proceeds from the sale of InfuSystem. During the three months ended March 31, 2007, cash flows from InfuSystem’s investing activities used $0.6 million.
Results of Operations
Revenue
Net product sales from continuing operations increased 22%, or $4.4 million, to $24.3 million for the three months ended March 31, 2007 from $19.9 million for the three months ended March 31, 2006.
Management has chosen to organize the enterprise around differences in products and services, which is the level at which the Company’s chief operating decision-maker regularly reviews operating results to make decisions about resource allocation and segment performance. The Company’s products are predominately assembled from common subassembly components in a single integrated manufacturing facility, and operating results are reviewed by management on a combined basis including all products as opposed to several operating segments. The Company believes it is most meaningful for the purposes of revenue analyses, however, to group the product lines into two categories representing specific clinical applications — IV Infusion Therapy and Regional Anesthesia.
Regional Anesthesia product revenues increased 34%, or $4.9 million, to $19.1 million for the three months ended March 31, 2007 from $14.3 million for the three months ended March 31, 2006. This increase was primarily due to increased clinical usage of the ON-Q PainBuster® Post-Operative Pain Relief System and C-bloc® Continuous Nerve Block System by surgeons in the United States. Revenue from the C-bloc Continuous Nerve Block System increased 144%, or $1.5 million, to $2.5 million for the three months ended March 31, 2007 compared to the same period in the prior year primarily due to improved customer awareness of clinical efficacy and favorable reimbursement from third parties. Other Regional Anesthesia products include the Soaker® Catheter and the SilverSoaker™ Catheter.
Sales of IV Infusion Therapy products, which include the Company’s intravenous elastomeric pumps, mechanical infusion devices and disposables, decreased 8%, or $0.4 million, to $5.2 million for the three months ended March 31, 2007 from $5.6 million for the three months ended March 31, 2006. The decrease primarily resulted from decreased unit sales of IV Infusion Therapy products to international distributors, including B. Braun Medical S.A. (France), offset in part by an increase in unit sales to B. Braun Medical, Inc., a domestic distributor. The Company has a distribution agreement with B. Braun Medical S.A., a manufacturer and distributor of pharmaceuticals and infusion products, to distribute the Company’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa.

Cost of Revenues
Cost of revenues from continuing operations increased 18%, or $1.0 million, to $6.3 million for the three months ended March 31, 2007 from $5.3 million for the three months ended March 31, 2006. These increases were primarily due to higher sales volume. As a percentage of net product sales, product cost of revenues decreased by approximately one percentage point for the three months ended March 31, 2007 compared to the same period in the prior year.
Selling and Marketing Expenses
Selling and marketing expenses from continuing operations increased 24%, or $3.4 million, to $17.1 million for the three months ended March 31, 2007 from $13.8 million for the three months ended March 31, 2006.
For the three months ended March 31, 2007, the increase was primarily attributable to increases in commissions ($1.1 million), compensation and related expenses ($1.1 million), travel and entertainment expenses ($0.3 million), non-cash compensation expense related to the amortization of deferred compensation ($0.2 million) and advertising and promotions expense ($0.3 million).
Increases in selling and marketing expenses were primarily due to costs related to the expansion of the Company’s direct sales force in the United States. In a transaction effective January 1, 2002, I-Flow re-acquired from Ethicon Endo-Surgery, Inc. the contractual rights to distribute ON-Q products on a direct basis. Since that time, ON-Q revenues have increased rapidly, and the Company’s primary strategy in the Regional Anesthesia market has been to rapidly increase market awareness of the clinical and economic advantages of ON-Q technology through a combination of clinical studies, sales force expansion and marketing programs. The increases in commissions, compensation and related expenses and travel and entertainment expenses, as well as non-cash compensation expense related to the amortization of deferred compensation, were directly related to the increase in revenue and an increase in the number of quota-carrying sales representatives.
As a percentage of net revenues, selling and marketing expenses increased by approximately one percentage point for the three months ended March 31, 2007 versus the same period in the prior year primarily because the increase in selling and marketing expenses described above outpaced the increase in net revenues.
General and Administrative Expenses
General and administrative expenses from continuing operations increased 32%, or $1.0 million, to $4.0 million for the three months ended March 31, 2007 from $3.1 million for the three months ended March 31, 2006.
For the three months ended March 31, 2007, the increase was primarily attributable to increases in compensation and related expenses ($0.4 million), legal and consulting fees ($0.2 million), non-cash compensation expense related to the amortization of deferred compensation ($0.1 million) and bad debt expense ($0.1 million).
Increases in compensation and related expenses for the three months ended March 31, 2007 were primarily due to increased staffing to support the growth of the Company. Increases in non-cash compensation expense related to the amortization of deferred compensation were primarily due to the continued adoption of SFAS 123R, which began in fiscal 2006 and requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based compensation, including unvested stock options previously granted to employees at exercise prices equal to the fair market value of the underlying shares at the grant date. The Company recognized stock-based compensation costs related to general and administrative expenses of approximately $547,000 and $455,000 during the three months ended March 31, 2007 and 2006, respectively.
As a percentage of net revenues, general and administrative expenses increased by approximately one percentage point for the three months ended March 31, 2007 versus the same period in the prior year primarily because the increase in general and administrative expenses described above outpaced the increase in net revenues.

Product Development Expenses
Product development expenses from continuing operations include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses increased 7%, or $39,000, to $622,000 for the three months ended March 31, 2007 from $583,000 for the three months ended March 31, 2006. The increase was primarily due to an increase in compensation and related expenses that resulted from an increase in the number of headcount and an increase in the amortization expense for patents. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market.
Interest Income, Net
Interest income, net of interest expense, from continuing operations increased 39%, or $78,000, to $279,000 for the three months ended March 31, 2007 from $201,000 for the three months ended March 31, 2006. The increase during the three months ended March 31, 2007 compared to the same period in the prior year was primarily due to increased investment income from higher rates of return on our short-term investments.
Income Taxes
Income tax benefit from continuing operations increased $0.6 million to $1.3 million for the three months ended March 31, 2007 from $0.7 million for the three months ended March 31, 2006. The Company’s effective tax rate for continuing operations for the three months ended March 31, 2007 was a tax benefit of 36.9% compared to a tax benefit rate of 28.0% for the three months ended March 31, 2006. The increase in income tax benefit for the three months ended March 31, 2007 was primarily due to an increase in operating loss from continuing operations.
Liquidity and Capital Resources
During the three-month period ended March 31, 2007, cash used in operating activities from continuing operations was $3.6 million compared to $5.6 million for the same period in the prior year. The decrease in cash used by operating activities is primarily due to a decrease in accounts receivable resulting from improved collections and an increase in other liabilities, offset in part by an increase in inventory, a decrease in accrued payroll and related expenses due to the timing of payments and higher operating loss, net of non-cash items. During the three-month period ended March 31, 2007, cash provided by operating activities from discontinued operations was $1.2 million compared to $2.1 million for the same period in the prior year. The decrease in cash provided was primarily due to an decrease in accrued payroll and related expenses, offset in part by a decrease in accounts receivable.
During the three-month period ended March 31, 2007, cash provided by investing activities from continuing operations was $0.9 million compared to cash provided by investing activities from continuing operations of $1.4 million for the same period in the prior year. The decrease in cash provided by investing activities was primarily due to an increase in the purchases of investments, offset in part by increase in net proceeds from the maturities of investments. During the three-month period ended March 31, 2007, cash used in investing activities from discontinued operations was $0.6 million compared to cash used in investing activities of $0.4 million for the same period in the prior year. The increase in cash used was primarily due to an decrease in property additions from the purchase of electronic infusion pumps.
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
During the three-month period ended March 31, 2007, cash used in financing activities from continuing operations was $1.1 million compared to cash provided by financing activities of $0.8 million for the same period in the prior year. The decrease in cash provided by financing activities was due to the shares purchased by the Company related to the employee payroll tax withholdings from the vesting of certain restricted stock and restricted units and a decrease in the proceeds from the exercise of stock options during the three months ended March 31, 2007.

As of March 31, 2007, the Company’s continuing operations had cash and cash equivalents of $4.8 million, short-term investments of $16.8 million, net accounts receivable of $17.2 million and net working capital of $48.3 million. As of March 31, 2007, the Company’s discontinued operations had cash and cash equivalents of $3.4 million, net accounts receivable of $8.3 million and net working capital of $4.9 million. Management believes the current funds, together with possible borrowings on the existing line of credit and other bank loans, are sufficient to provide for the Company’s projected needs to maintain operations for at least the next 12 months. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.
The Company had a $10.0 million working capital line of credit with Silicon Valley Bank. The line of credit facility expired on April 28, 2007. The Company expects to renew the line of credit facility in May 2007 with substantially the same terms. The Company was able to borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at either the bank’s prime rate (7.75% at March 31, 2007) or LIBOR plus 2.75%, at the Company’s option. As of March 31, 2007, $10.0 million was available for borrowing and there were no outstanding borrowings.
The Company’s line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to the achievement of a minimum profitability level and satisfaction of a quick ratio test. As of March 31, 2007, the Company believes it was in compliance with all related covenants.
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program was terminated earlier by the board of directors. The program expired on July 27, 2006. A total of 285,776 shares were repurchased under this program at a weighted-average purchase price of $11.99 per share. No shares were repurchased during the three months ended March 31, 2007 or 2006. Also, in connection with our 2001 Plan the Company may repurchase shares of common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock and restricted stock units. No shares were purchased during the three months ended March 31, 2006. A summary of our repurchase activity for the three months ended March 31, 2007 is as follows:

			Total Number of	Dollar Value of
			Shares Purchased	Shares That May Yet
		Average	Under the Stock	Be Purchased Under
	Total Number of	Price Paid	Repurchase Program	the Stock Repurchase
2007	Shares Purchased (1)	Per Share	(2)	Program (2)
January 1 — January 31	64,974	$15.66	—	$—
February 1 — February 28	29,780	16.17	—	—
March 1 — March 31	—	—	—	—

Total	94,754	$15.83	—	$—

(1)	The total number of shares purchased includes shares delivered to or withheld by the Company in connection with employee payroll tax withholding upon vesting of restricted stock and restricted stock units.

(2)	The stock repurchase program authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The program expired on July 27, 2006. No shares were repurchased under the stock repurchase program during the three months ended March 31, 2006.
The Company had no material changes outside the normal course of business in the contractual obligations and commercial commitments disclosed in Item 7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, under the caption “Contractual Obligations and Commercial Commitments.” As of March 31, 2007, the Company had no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return, including a decision whether to file or not to file in a particular jurisdiction. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information, including the effects of the adoption on the Company’s consolidated financial statements.
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
Critical Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates included in our 2006 Form 10-K.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The Company’s financial instruments include cash and cash equivalents and short-term investments. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.
The principal objective of the Company’s asset management activities is to maximize net investment income while maintaining acceptable levels of credit and interest rate risk and facilitating its funding needs. At March 31, 2007, the carrying values of the Company’s financial instruments approximated fair values based on current market prices and rates. As of March 31, 2007, approximately 14% of the Company’s cash equivalents and short-term investments have maturity dates of 90 days or less and approximately 86% have maturity dates of greater than 90 days but not more than 365 days. The Company is susceptible to market value fluctuations with regard to its short-term investments. However, due to the relatively short maturity period of those investments and based on their highly liquid nature, the risk of material market value fluctuations is not expected to be significant.
Foreign Currency
The Company has a subsidiary in Mexico. As a result, the Company is exposed to potential transaction gains and losses resulting from fluctuations in foreign currency exchange rates. The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.

Item 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.
As reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 ( the “10-K”), and as further discussed therein, as part of the annual audit process, a material weakness was identified in the Company’s internal control over financial reporting related to the accounting for income taxes. As described in the 10-K, during the first fiscal quarter of 2007 the Company took remedial actions to enhance its internal control over financial reporting related to the accounting for income taxes to address the material weakness identified for the fiscal year ended December 31, 2006. There were no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
As of May 9, 2007, the Company was involved in legal proceedings in the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management, any resulting future liability will not have a material adverse effect on I-Flow Corporation and its subsidiaries, taken as a whole.
Item 1A. RISK FACTORS
The Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of the Company’s risk factors. Pursuant to the instructions to Form 10-Q, the Company has provided below only those risk factors that are new or that have been materially amended since the time that the Company filed its most recent Form 10-K. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in the Company’s most recent Form 10-K.
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

provided to patients. InfuSystem’s oncology revenues comprised 24% and 28% of our consolidated revenues for the three months ended March 31, 2007 and 2006, respectively. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues of InfuSystem could have a material adverse effect on our financial condition and results of operations;

•	our business could be adversely affected if we are unable to retain key customers, our employees at InfuSystem or attract replacements; and

•	the value of our deferred tax assets could be impaired if the Company is unable to complete the transaction.
We have experienced net losses in prior periods and have an accumulated deficit. Future losses are possible.
As of March 31, 2007, our accumulated deficit was approximately $28.6 million. We had net income of $13.7 million for the year ended December 31, 2006, which was primarily due to an incremental tax benefit of $16.8 million from the release of the valuation allowance for deferred tax assets. We incurred net losses of $0.9 million and $8.4 million for the three months ended March 31, 2007 and for the year ended December 31, 2005, respectively. We may not achieve or maintain profitability from operations in the future, and further losses may arise. Further, the sale of InfuSystem may increase losses in the future since that operation has historically enjoyed significant income.
We may need to raise additional capital in the future to fund our operations. We may be unable to raise funds when needed or on acceptable terms.
During the three months ended March 31, 2007, our operating activities used cash from continuing operations of $3.6 million and our investing activities provided cash from continuing operations of $0.9 million. As of March 31, 2007, we had in our continuing operations cash and equivalents of $4.8 million, short-term investments of $16.8 million and net accounts receivable of $17.2 million. We believe our current funds, together with possible borrowings on our existing lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to reduce our operations or seek additional financing. Furthermore, financing may not be available when needed and may not be on terms acceptable to us. In addition, the anticipated sale of InfuSystem is expected to provide us with additional cash from proceeds at the closing of the sale. However, the amount of the cash portion of the proceeds cannot be determined with certainty and there is no assurance the transaction will be completed.
A significant portion of our sales is to customers in foreign countries. We may lose revenues, market share, and profits due to exchange rate fluctuations and other factors related to our foreign business.
For the three months ended March 31, 2007, sales to customers in foreign countries comprised approximately 10% of our revenues from continuing operations. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.
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
For the three months ended March 31, 2007, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 4% and 9% of the Company’s total revenues from continuing operations, respectively. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical Inc. could cause a material decline in our overall sales and a material adverse effect on our business.

RISK FACTORS RELATED SPECIFICALLY TO OUR COMMON STOCK
The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.
Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the three months ended March 31, 2007 was approximately 190,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.
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
Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding options and warrants may be resold pursuant to currently effective registration statements. As of March 31, 2007, there were:
•	23,652,502 shares of common stock that are freely tradable in the public markets;

•	561,074 shares of restricted stock that are subject to outstanding awards under our 2001 Equity Incentive Plan;

•	185,109 shares of common stock underlying outstanding warrants which have been registered for resale under a Registration Statement on Form S-3 (Registration No. 333-109096); and

•	an aggregate of 3,920,100 shares of common stock that are subject to outstanding awards under our various equity incentive plans, including shares of restricted stock units and stock options.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A description of the Company’s stock repurchase program and tabular disclosure of the information required under this Item 2 is contained under the caption “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I of this Quarterly Report on Form 10-Q.
Item 6. EXHIBITS
The Exhibit Index included herewith is incorporated herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-FLOW CORPORATION

Date: May 9, 2007	/s/Donald M. Earhart
Donald M. Earhart
Chairman, President and Chief Executive Officer
(On behalf of the registrant)

Date: May 9, 2007	/s/James R. Talevich
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