Form 10-Q
period 2007-06-30
I FLOW CORP /DE/
filed 2007-08-08
CIK 857728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2007 there were 24,392,277 shares of common stock outstanding.

I-FLOW CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

PART 1 — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
I-FLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$16,030	$9,288
Short-term investments	12,935	18,134
Accounts receivable, less allowance for doubtful accounts of $2,937 and $3,405 at June 30, 2007 and December 31, 2006, respectively	17,409	18,935
Inventories	15,587	13,611
Prepaid expenses and other current assets	1,845	1,485
Deferred taxes	3,392	3,260
Current assets – held for sale	8,388	11,977

Total current assets	75,586	76,690

Property, net	3,337	2,843
Other intangible assets, net	2,627	2,754
Other long-term assets	137	137
Deferred taxes	15,703	14,406
Non-current assets – held for sale	15,799	15,316

Total assets	$113,189	$112,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,386	$4,249
Accrued payroll and related expenses	6,928	7,171
Income taxes payable	—	18
Other current liabilities	1,095	1,078
Current liabilities – held for sale	5,253	7,626

Total current liabilities	17,662	20,142

Other liabilities (Note 7)	1,226	—

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 40,000 shares authorized; 24,352 and 23,901 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	122,410	119,092
Accumulated other comprehensive loss	(145)	(163)
Accumulated deficit	(27,964)	(26,925)

Net stockholders’ equity	94,301	92,004

Total liabilities and stockholders’ equity	$113,189	$112,146

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net product sales	$29,075	$22,435	$53,381	$42,336
Cost of revenues	8,054	6,016	14,342	11,338

Gross profit	21,021	16,419	39,039	30,998

Operating expenses:
Selling and marketing	18,273	14,747	35,414	28,535
General and administrative	4,677	2,826	8,711	5,888
Product development	682	564	1,304	1,147

Total operating expenses	23,632	18,137	45,429	35,570

Operating loss	(2,611)	(1,718)	(6,390)	(4,572)
Interest income	245	214	524	415

Loss from continuing operations before income taxes	(2,366)	(1,504)	(5,866)	(4,157)
Income tax benefit	(796)	(664)	(2,089)	(1,406)

Loss from continuing operations	(1,570)	(840)	(3,777)	(2,751)
Discontinued operations:
Income from discontinued operations, net of tax	2,169	1,273	3,455	2,702

Net income (loss)	$599	$433	$(322)	$(49)

Per share of common stock, basic:
Loss from continuing operations	$(0.06)	$(0.04)	$(0.16)	$(0.12)
Income from discontinued operations, net of tax	0.09	0.06	0.15	0.12

Net income (loss)	$0.03	$0.02	$(0.01)	$(0.00)

Per share of common stock, diluted:
Loss from continuing operations	$(0.06)	$(0.04)	$(0.16)	$(0.12)
Income from discontinued operations, net of tax	0.09	0.06	0.15	0.12

Net income (loss)	$0.03	$0.02	$(0.01)	$(0.00)

Weighted-average shares:
Basic	23,694	23,346	23,622	23,024
Diluted	23,694	23,346	23,622	23,024

Comprehensive Operations:
Net income (loss)	$599	$433	$(322)	$(49)
Foreign currency translation gain (loss)	44	(62)	16	(89)
Unrealized gain on investment securities	2	35	2	60

Comprehensive income (loss)	$645	$406	$(304)	$(78)

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(322)	$(49)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations, net of tax	(3,455)	(2,702)
Deferred taxes	(1,429)	—
Stock-based compensation	2,995	2,395
Depreciation and amortization	777	711
Provision for doubtful accounts receivable	535	319
Loss (gain) on property disposal	(2)	10
Write-off of inventory obsolescence	329	88
Changes in operating assets and liabilities:
Accounts receivable	991	(2,904)
Inventories	(2,305)	(1,582)
Prepaid expenses and other current assets	(246)	(635)
Accounts payable, accrued payroll and related expenses	(302)	283
Income taxes payable	(132)	(208)
Other liabilities	1,093	(426)

Net cash used in operating activities from continuing operations	(1,473)	(4,700)
Net cash provided by operating activities from discontinued operations	3,578	2,922

Net cash provided by (used in) operating activities	2,105	(1,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(782)	(593)
Purchases of investments	(4,551)	(700)
Maturities of investments	9,752	5,245
Patent acquisitions	(164)	(238)

Net cash provided by investing activities from continuing operations	4,255	3,714
Net cash used in investing activities from discontinued operations	(1,353)	(1,085)

Net cash provided by investing activities	2,902	2,629

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(1,500)	—
Proceeds from exercise of stock options	1,676	996

Net cash provided by financing activities from continuing operations	176	996
Net cash provided by financing activities from discontinued operations	—	—

Net cash provided by financing activities	176	996

Effect of exchange rates on cash	16	(89)

Net increase in cash and cash equivalents	5,199	1,758
Net decrease in cash and cash equivalents from discontinued operations	1,543	1,943
Cash and cash equivalents at beginning of period	9,288	11,413

Cash and cash equivalents at end of period	$16,030	$15,114

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments	$318	$332
Cash distributions/contributions between Parent and subsidiary	$3,768	$3,780

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Property acquisitions	$226	$10
See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at June 30, 2007 and the results of its operations for the three and six-month periods ended June 30, 2007 and 2006 and cash flows for the six-month periods ended June 30, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.
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
New Accounting Pronouncements – In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return, including a decision whether to file or not to file in a particular jurisdiction. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. See Note 7 on Income Taxes for additional information, including the effects of the adoption of FIN 48 on the Company’s consolidated financial statements.
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
The Company adopted SFAS 123R using the modified prospective application transition method. Stock-based compensation expense recognized for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2007	2006	2007	2006
Income (loss) from continuing operations:
Selling and marketing	$616	$852	$1,232	$1,178
General and administrative	1,216	813	1,763	1,268

Subtotal	1,832	1,665	2,995	2,446

Income (loss) from discontinued operations:
Selling and marketing	30	27	79	36
General and administrative	34	41	68	62

Subtotal	64	68	147	98

Total	$1,896	$1,733	$3,142	$2,544

SFAS 123R requires companies to estimate the fair value of equity awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model, which it had previously used for valuation of option-based awards for its pro forma information required under SFAS 123 for periods prior to fiscal 2006. The determination of the fair value of option-based awards using the Black-Scholes model incorporates various assumptions including volatility, expected life of awards, risk-free interest rates and expected dividend. The expected volatility is based on the historical volatility of the price of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and non-employee directors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected life (in years)	5.0	5.0	5.0	5.0
Risk-free interest rate	5.03%	5.07%	4.48% - 5.03%	4.72% - 5.07%
Volatility	53%	56%	53% - 54%	56% - 57%
Dividend yield	0.00%	0.00%	0.00%	0.00%
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
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (the “APIC Pool”) related to the tax effects of employee and non-employee director share-based compensation, and to determine the subsequent impact on the APIC Pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee and director share-based awards that were outstanding upon adoption of SFAS 123R.
From and after May 26, 2006, all active equity incentive plans of the Company have been approved by its stockholders. All future grants of stock options (including incentive stock options or nonqualified stock options), restricted stock, restricted stock units or other forms of equity-based compensation to officers, employees, consultants and advisors of the Company and its affiliated entities are expected to be made under the I-Flow Corporation 2001 Equity Incentive Plan (the “2001 Plan”), which was originally approved by the stockholders in May 2001. The maximum number of shares of common stock that may be issued pursuant to awards under the 2001 Plan is currently 7,750,000, subject to adjustments for stock splits or other adjustments as defined in the 2001 Plan.
Stock Options
Options granted under the 2001 Plan become exercisable at such times as determined by the compensation committee of the board of directors or the board of directors itself and expire on various dates up to 10 years from the date of grant. Options currently granted to employees and non-employee directors generally have an exercise price equal to the market price of the Company’s stock at the date of the grant, with vesting and contractual terms of five years. Options generally provide for accelerated vesting if there is a change in control (as defined in the 2001 Plan or, as applicable, the officers’ employment and change in control agreements). The Company issues new shares upon the exercise of stock options. The following table provides a summary of all the Company’s outstanding options as of June 30, 2007 and of changes in options outstanding during the six months ended June 30, 2007:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise Price	Term	Intrinsic
(Amounts in thousands, except per share and year amounts)	of Shares	per Share	(in years)	Value
Options outstanding at December 31, 2006	3,294	$10.66
Options granted	126	15.33
Options exercised	(202)	8.36
Options forfeited or expired	(103)	15.16

Options outstanding at June 30, 2007	3,115	10.85	2.21	$20,083

Options vested and exercisable at June 30, 2007	2,796	$10.60	2.03	$18,923

The weighted-average fair value of options granted during the six months ended June 30, 2007 and 2006, estimated as of the grant date using the Black-Scholes option valuation model, was $7.86 per share and $7.41 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $1.5 million and $1.8 million, respectively. Outstanding and unvested options for a total of approximately 195,000 shares are expected to vest.

As of June 30, 2007, total unrecognized compensation expense related to unvested stock options from continuing and discontinued operations was $0.6 million and $6,000, respectively. This expense is expected to be recognized over remaining weighted-average periods of 3.72 and 0.30 years in continuing and discontinued operations, respectively.
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
Effective January 1, 2006, under SFAS 123R, approximately 0.3 million stock options with exercise prices of $1.33 or $2.47 per share were increased to $1.66 and $2.91 per share, respectively. In January 2006, the Company compensated the 25 affected option holders for the increased exercise price by granting approximately 5,000 shares of the Company’s common stock. A total of approximately $0.1 million of incremental compensation cost was recognized in continuing operations during the six months ended June 30, 2006 for the increased exercise prices and shares granted.
With respect to the acceleration of vesting, options with an exercise price greater than $11.91 per share (giving effect to the increased exercise price) were deemed to be “out-of-the-money.” The accelerated options, which are considered fully vested as of November 9, 2005, have exercise prices ranging from $12.05 to $19.81 per share and a weighted-average exercise price of $15.45 per share. Among the primary purposes of the amended exercise price and acceleration were to comply with new deferred compensation tax laws, to promote employee motivation, retention and the perception of option value, and to avoid recognizing future compensation expense associated with out-of-the-money stock options upon adoption of SFAS 123R in fiscal 2006.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock units are granted pursuant to the 2001 Plan and as determined by the compensation committee of the board of directors or the board of directors itself. Restricted stock awards granted to non-employee directors have a one-year vesting (i.e., lapse of restrictions) period from the date of grant. Restricted stock and restricted stock units granted to officers and employees of the Company generally have vesting periods ranging from three to five years from the date of grant. Restricted stock units granted to sales representatives and sales management have a maximum vesting term of three years from the date of grant. The Company issues new shares upon the issuance of restricted stock or vesting of restricted stock units. In accordance with SFAS 123R, the fair value of restricted stock and restricted stock units is estimated based on the closing stock price on the date of grant and the expense is recognized on a straight-line basis over the requisite period. The total number of shares of restricted stock and restricted stock units expected to vest is adjusted by estimated forfeiture rates. The following table provides a summary of the Company’s restricted stock awards as of June 30, 2007 and of changes in restricted stock outstanding under the 2001 Plan during the six months ended June 30, 2007:

	Restricted Stock		Restricted Stock Units
		Weighted-
		Average		Weighted-
		Grant		Average Grant
	Number of	Date Fair Value	Number of	Date Fair Value
(Amounts in thousands, except per share amounts)	Shares	per Share	Shares	Per Share
Nonvested shares outstanding at December 31, 2006	522	$13.89	548	$13.95
Shares issued	141	16.43	402	16.04
Shares vested or released	(102)	14.04	(203)	14.18
Shares forfeited	—	—	(68)	14.39

Nonvested shares outstanding at June 30, 2007	561	$14.50	679	$15.08

As of June 30, 2007, continuing operations had $6.1 million and $4.3 million of total unrecognized compensation costs related to nonvested restricted stock and restricted stock units, respectively. The expenses for the nonvested restricted stock and restricted stock units in continuing operations are expected to be recognized over a remaining weighted-average vesting period of 2.18 and 2.35 years, respectively. The total fair value of shares of restricted stock and restricted stock units that vested during the six months ended June 30, 2007 in continuing operations was $1.6 million and $2.6 million, respectively.
As of June 30, 2007, discontinued operations had $0.8 million of total unrecognized compensation costs related to nonvested restricted stock units. The expense for the nonvested restricted stock units in discontinued operations is expected to be recognized over a remaining weighted-average vesting period of 1.99 years. The total fair value of shares of restricted stock unit shares that vested during the six months ended June 30, 2007 in discontinued operations was $0.3 million.
2. Inventories
Inventories consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2007	2006
Raw materials	$8,326	$7,784
Work in process	2,750	2,024
Finished goods	4,511	3,803

Total	$15,587	$13,611

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

The following is a reconciliation between weighted-average shares used in the basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Loss from continuing operations	$(1,570)	$(840)	$(3,777)	$(2,751)
Income from discontinued operations, net of tax	2,169	1,273	3,455	2,702

Net income (loss)	$599	$433	$(322)	$(49)

Denominators:
Denominator for basic earnings per share:
Weighted-average number of common shares outstanding	23,694	23,346	23,622	23,024
Effect of dilutive securities:
Stock options, nonvested restricted stock and nonvested restricted stock units	—	—	—	—

Denominator for diluted net income per share:
Weighted-average number of common and common equivalent shares outstanding	23,694	23,346	23,622	23,024

Basic earnings per share:
Loss from continuing operations	$(0.06)	$(0.04)	$(0.16)	$(0.12)
Income from discontinued operations	0.09	0.06	0.15	0.12

Net income (loss)	$0.03	$0.02	$(0.01)	$(0.00)

Diluted earnings per share:
Loss from continuing operations	$(0.06)	$(0.04)	$(0.16)	$(0.12)
Income from discontinued operations	0.09	0.06	0.15	0.12

Net income (loss)	$0.03	$0.02	$(0.01)	$(0.00)

Options to purchase approximately 846,000 shares of common stock have been excluded from the treasury stock method calculation for diluted weighted-average common shares for both the three and six-month periods ended June 30, 2007, respectively, because their exercise prices exceeded the average market price of the Company’s common stock during these periods and their effect would be anti-dilutive.
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
4. Goodwill and Other Intangible Assets
The Company recognizes goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and other intangible assets with indefinite lives are recorded at their carrying value and are tested for impairment annually or more frequently if impairment indicators exist. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. As of June 30, 2007, the Company had goodwill of approximately $2.2 million, which was entirely attributable to InfuSystem. On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC for $140 million in the form of cash and a secured note, subject to certain purchase price adjustments based on the level of working capital (see Note 6 on Discontinued Operations). As a result, the goodwill is currently included in “noncurrent assets – assets held for sale” pending the sale of InfuSystem. The Company performed its annual impairment test on goodwill and other intangible assets as of June 30, 2007 and identified no goodwill impairment.

Amortizable intangible assets in the accompanying consolidated balance sheets are as follows:

	As of June 30, 2007
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$3,301	$(1,444)	$1,857
Licensing Rights	1,101	(331)	770

Total	$4,402	$(1,775)	$2,627

	As of December 31, 2006
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$3,286	$(1,348)	$1,938
Licensing Rights	1,101	(285)	816

Total	$4,387	$(1,633)	$2,754

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
Amortization expense for the three and six months ended June 30, 2007 was approximately $147,000 and $292,000, respectively. Amortization expense for the three and six months ended June 30, 2006 was approximately $133,000 and $264,000, respectively. Annual amortization expense of intangible assets is currently estimated to be approximately $502,000, $482,000, $456,000, $409,000 and $346,000 in 2007, 2008, 2009, 2010 and 2011, respectively. All amortization expense was recorded in the loss from continuing operations.
5. Stockholders’ Equity
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares were to be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. The program expired on July 27, 2006. A total of 285,776 shares were repurchased under this program at a weighted-average price of $11.99 per share. No shares were repurchased during the six months ended June 30, 2007 or 2006. Also, in connection with its 2001 Plan, the Company may repurchase shares of common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock and restricted stock units. A total of 94,754 shares were purchased in connection with employee payroll tax withholdings on vested shares of restricted stock and restricted stock units during the six months ended June 30, 2007. The average price paid per share for the shares was $15.83. No shares were purchased during the six months ended June 30, 2006.
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
In accordance with SFAS 144, the Company has reclassified the results from InfuSystem as discontinued operations, reclassifying previously reported results to reflect all prior periods on a comparable basis. Summarized financial information for InfuSystem is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2007	2006	2007	2006
Operating revenues	$7,832	$7,966	$15,706	$15,683
Operating income (1)	3,644	2,067	5,396	4,385
Income taxes	(1,475)	(794)	(1,941)	(1,683)
Income from discontinued operations (1) (2)	2,169	1,273	3,455	2,702

(1)	Includes $176,000 and $433,000 of divestiture expenses recorded during the three and six months ended June 30, 2007, respectively.

(2)	Includes the effect of the favorable ruling by the Michigan Tax Tribunal relating to InfuSystem’s use tax liability. The Company reversed in discontinued operations during the second quarter of 2007, the accrued tax liability, accrued interest expense and cumulative increases to gross fixed assets and total expenses in the amounts of $1,466,000, $267,000, $1,347,000 and $924,000 (consisting of $657,000 of cost of sales and $267,000 of interest expense), respectively. See Note 8 on Commitments and Contingencies.
The major classes of the assets and liabilities of the discontinued operations are presented separately on the Company’s consolidated balance sheets as of June 30, 2007 and December 31, 2006 and consist of the following:

	June 30,	December 31,
(Amounts in thousands)	2007	2006
Cash	$413	$1,956
Accounts receivable, less allowance for doubtful accounts of $3,570 and $1,668 at June 30, 2007 and December 31, 2006, respectively	7,577	9,630
Inventories	345	252
Prepaid expenses and other current assets	53	139

Total current assets	$8,388	$11,977

Property, net (1)	$13,625	$13,142
Goodwill	2,174	2,174

Total noncurrent assets	$15,799	$15,316

Accounts payable	$890	$1,884
Accrued payroll and related expenses	591	1,056
Accrued use taxes payable	—	1,392
Income taxes payable	(163)	23
Deferred taxes (2)	3,022	3,267
Other liabilities	913	4

Total current liabilities	$5,253	$7,626

(1)	In accordance with SFAS 144, the Company ceased recognizing depreciation expense for all fixed assets recorded in discontinued operations beginning in the fourth quarter of 2006.

(2)	The deferred tax liability consists primarily of depreciation and the basis adjustment in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-17, Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary that is Accounted for as a Discontinued Operation (“EITF 93-17”).

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
As a result of the implementation of FIN 48, the Company recognized a $2.0 million increase to its FIN 48 liability for uncertain tax positions, of which $1.5 million would affect the Company’s effective tax rate if recognized, net of federal tax benefits. Of this increase, approximately $717,000 is the cumulative effect adjustment to the opening balance of retained earnings. As of June 30, 2007, the FIN 48 liability recognized on the balance sheet in ‘Other liabilities’ for continuing operations and discontinued operations was $1,226,000 and $910,000, respectively.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2006, the Company had approximately $51,000 of accrued interest expense related to uncertain tax positions and approximately $114,000 of penalties. As of June 30, 2007, the Company had approximately $53,000 of additional accrued interest and approximately $40,000 of penalties related to FIN 48 liability uncertain tax positions related to the FIN 48 liability balance as of December 31, 2006.
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 2002 and forward remain open to examination by the major state taxing jurisdictions to which the Company is subject depending on the state taxing authority. In addition, there are a number of state taxing jurisdictions in which the Company is not filing tax returns that may consider the Company to have taxable income. The tax years 2003 and forward remain open to examination by the Internal Revenue Service.
The Company intends to settle within the next 12 months uncertain state tax positions estimated at $500,000 to $600,000 net of federal tax benefit. This amount excludes any offsetting state refunds potentially resulting from reapportionment of income subject to state taxes.
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
The terms of the foregoing types of obligations vary. A maximum obligation arising out of these types of agreements is generally not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no liabilities have been recorded for these obligations on its balance sheets as of June 30, 2007 and December 31, 2006.
In August 2005, the State of Michigan Department of Treasury issued a decision and order of determination which provided that InfuSystem is liable for use taxes on its purchases of infusion pumps. As a result, the Company recorded in the consolidated financial statements in assets held for sale and discontinued operations to date through March 31, 2007 a cumulative net increase to gross fixed assets of $1,347,000, a tax liability of $1,466,000, and total expense of $924,000 (of which $33,000 was recorded during the three months ended March 31, 2007), consisting of $657,000 cost of sales (of which $3,000 was recorded during the three months ended March 31, 2007) and $267,000 accrued interest expense (of which $30,000 was recorded during the three months ended March 31, 2007). InfuSystem appealed the decision. The Company believes that portable infusion pumps, which allow cancer patients to be ambulatory and to lead a reasonably normal life, qualify for an exemption from tax under Michigan law. On April 24, 2007, the Michigan Tax Tribunal granted a Motion for Summary Disposition in favor of InfuSystem, which was not appealed by the State of Michigan Department of Treasury. The review period for the ruling by the Michigan Tax Tribunal has ended. As such, the Company reversed in the consolidated financial statements in assets and liabilities held for sale and discontinued operations during the second quarter of 2007 the accrued tax liability, accrued interest expense and cumulative increases to gross fixed assets and total expenses recorded through March 31, 2007 in the amounts of $1,466,000, $267,000, $1,347,000 and $924,000 (consisting of $657,000 of cost of sales and $267,000 of interest expense), respectively.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s current opinions about trends and factors that may impact future operating results. Statements that use words such as “may,” “will,” “should,” “believes,” “predicts,” “estimates,” “projects,” “anticipates” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to material risks, assumptions and uncertainties, which could cause actual results to differ materially from those currently expected, and readers are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, the Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-K, 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include, among others: successful consummation of the previously announced sale of InfuSystem, Inc.; physician acceptance of infusion-based therapeutic regimens; implementation of the Company’s direct sales strategy; dependence on the Company’s suppliers and distributors; the Company’s continuing compliance with applicable laws and regulations, such as the Food, Drug and Cosmetic Act, and the FDA’s concurrence with management’s subjective judgment on compliance issues; the reimbursement system currently in place and future changes to that system; product availability, acceptance and safety; competition in the industry; technological changes; intellectual property challenges and claims; economic and political conditions in foreign countries; currency exchange rates; inadequacy of booked reserves; and reliance on the success of the home health care industry. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.
Overview
The Company designs, develops and markets technically advanced, low-cost drug delivery systems and services that provide life-enhancing, cost-effective solutions for pain relief and intravenous infusion therapy. The Company previously focused on three distinct markets: Regional Anesthesia, IV Infusion Therapy, and Oncology Infusion Services. The Company’s products are used in hospitals, ambulatory surgery centers, physicians’ offices and patients’ homes. Revenue from the Oncology Infusion Services market is generated by InfuSystem, Inc. (“InfuSystem”), a wholly owned subsidiary of the Company. On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC, Inc. (“HAPC”) for $140 million in the form of cash and a secured note, subject to certain price adjustments based on the level of working capital. The cash portion of the purchase price will range from $65 to $85 million, depending on the amount HAPC pays to its shareholders who choose to convert their HAPC shares into cash. This amount will not be known until the closing of the transaction. The closing of the transaction is subject to standard conditions and approval by shareholders of HAPC and, though no guarantees can be provided, currently is expected to close in 2007.
The Company’s current strategic focus for future growth is on the rapidly growing Regional Anesthesia market, with particular emphasis on the Company’s pain relief products marketed under its ON-Q® brand. The Company intends to continue its sales and marketing efforts to further penetrate the United States post-surgical pain relief market with its ON-Q products.

Discontinued Operations of InfuSystem
On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC on the terms summarized above. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company has reclassified the results of InfuSystem as discontinued operations, reclassifying previously reported results to reflect all prior periods on a comparable basis. Summarized financial information for InfuSystem is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2007	2006	2007	2006
Operating revenues	$7,832	$7,966	$15,706	$15,683
Operating income (1)	3,644	2,067	5,396	4,385
Income taxes	(1,475)	(794)	(1,941)	(1,683)
Income from discontinued operations (1) (2)	2,169	1,273	3,455	2,702

(1)	Includes $176,000 and $433,000 of divestiture expenses recorded during the three and six months ended June 30, 2007, respectively.

(2)	Includes the effect of the favorable ruling by the Michigan Tax Tribunal relating to InfuSystem’s use tax liability. The Company reversed in discontinued operations during the second quarter of 2007, the accrued tax liability, accrued interest expense and cumulative increases to gross fixed assets and total expenses in the amounts of $1,466,000, $267,000, $1,347,000 and $924,000 (consisting of $657,000 of cost of sales and $267,000 of interest expense), respectively. See Note 8 on Commitments and Contingencies.
If consummated, the sale of InfuSystem will decrease operating revenues and increase operating loss to the Company on a consolidated basis. As a result, the Company expects cash flows from operating activities to decrease overall. For the six months ended June 30, 2007, cash flows from InfuSystem’s operating activities provided $3.6 million. The Company expects the decrease in cash flows from operating activities to be partially offset by an increase in interest income from the investment of cash proceeds and from an anticipated secured promissory note payable to the Company upon the completion of the transaction. Cash flow from investing activities is expected to increase due to less spending on property acquisitions and an increase in short-term investments from the proceeds from the sale of InfuSystem. During the six months ended June 30, 2007, cash flows from InfuSystem’s investing activities used $1.4 million.
Results of Operations
Revenue
Net product sales from continuing operations increased 30%, or $6.6 million, to $29.1 million for the three months ended June 30, 2007 from $22.4 million for the three months ended June 30, 2006 and increased 26%, or $11.0 million, to $53.4 million for the six months ended June 30, 2007 from $42.3 million for the six months ended June 30, 2006.
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
Regional Anesthesia product revenues increased 35%, or $6.0 million, to $23.0 million for the three months ended June 30, 2007 from $17.0 million for the three months ended June 30, 2006 and increased 35%, or $10.8 million, to $42.1 million for the six months ended June 30, 2007 from $31.3 million for the six months ended June 30, 2006. This increase was primarily due to increased clinical usage of the ON-Q PainBuster® Post-Operative Pain Relief System and C-bloc® Continuous Nerve Block System by surgeons in the United States. Revenue from the C-bloc Continuous Nerve Block System increased 148%, or $2.3 million, to $3.8 million and 147%, or $3.7 million, to $6.3 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in the prior year primarily due to improved customer awareness of clinical efficacy and favorable reimbursement from third parties. Other Regional Anesthesia products include the Soaker® Catheter and the SilverSoaker™ Catheter.

Sales of IV Infusion Therapy products, which include the Company’s intravenous elastomeric pumps, mechanical infusion devices and disposables, increased 12%, or $0.7 million, to $6.1 million for the three months ended June 30, 2007 from $5.4 million for the three months ended June 30, 2006 and increased 2%, or $0.2 million, to $11.2 million for the six months ended June 30, 2007 from $11.0 million for the six months ended June 30, 2006. The increase primarily resulted from increased unit sales of IV Infusion Therapy products to B. Braun Medical Inc., a domestic distributor, offset in part from decreased unit sales to international distributors, including B. Braun Medical S.A. (France). The Company has a distribution agreement with B. Braun Medical S.A., a manufacturer and distributor of pharmaceuticals and infusion products, to distribute the Company’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa.
Cost of Revenues
Cost of revenues from continuing operations increased 34%, or $2.0 million, to $8.1 million for the three months ended June 30, 2007 from $6.0 million for the three months ended June 30, 2006 and increased 26%, or $3.0 million, to $14.3 million for the six months ended June 30, 2007 from $11.3 million for the six months ended June 30, 2006. These increases were primarily due to higher sales volume.
As a percentage of net product sales, product cost of revenues increased one percentage point for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and was comparable for the six months ended June 30, 2007 compared to the same period in the prior year.
Selling and Marketing Expenses
Selling and marketing expenses from continuing operations increased 24%, or $3.5 million, to $18.3 million for the three months ended June 30, 2007 from $14.7 million for the three months ended June 30, 2006 and increased 24%, or $6.9 million, to $35.4 million for the six months ended June 30, 2007 from $28.5 million for the six months ended June 30, 2006.
For the three months ended June 30, 2007, the increase was primarily attributable to increases in commissions ($1.3 million), compensation and related expenses ($1.1 million), travel and entertainment expenses ($0.5 million), consulting fees ($0.4 million) and advertising and promotions expense ($0.2 million). For the six months ended June 30, 2007, the increase was also primarily attributable to increases in commissions ($2.4 million), compensation and related expenses ($2.2 million), travel and entertainment expenses ($0.8 million), consulting fees ($0.6 million) and advertising and promotions expense ($0.4 million).
Increases in selling and marketing expenses for the three and six months ended June 30, 2007 were primarily due to costs related to the realignment and expansion of the Company’s direct sales force in the United States. In a transaction effective January 1, 2002, I-Flow re-acquired from Ethicon Endo-Surgery, Inc. the contractual rights to distribute ON-Q products on a direct basis. Since that time, ON-Q revenues have increased rapidly, and the Company’s primary strategy in the Regional Anesthesia market has been to rapidly increase market awareness of the clinical and economic advantages of ON-Q technology through a combination of clinical studies, sales force expansion and marketing programs. The increases in commissions, compensation and related expenses and travel and entertainment expenses were directly related to the increase in revenue, an increase in the number of quota-carrying sales representatives, and the changes in the Company’s direct sales force and sales management.
As a percentage of net revenues, selling and marketing expenses decreased by approximately three and one percentage point, respectively, for the three and six months ended June 30, 2007 versus the same periods in the prior year primarily because net revenues increased at a rate that outpaced the increase in selling and marketing expenses described above.
General and Administrative Expenses
General and administrative expenses from continuing operations increased 65%, or $1.9 million, to $4.7 million for the three months ended June 30, 2007 from $2.8 million for the three months ended June 30, 2006 and increased 48%, or $2.8 million, to $8.7 million for the six months ended June 30, 2007 from $5.9 million for the six months ended June 30, 2006.

For the three months ended June 30, 2007, the increase was primarily attributable to increases in compensation and related expenses ($0.8 million), non-cash stock-based compensation expense related to the amortization of deferred compensation in accordance with SFAS 123R ($0.4 million) and accounting fees ($0.3 million). For the six months ended June 30, 2007, the increase was primarily attributable to increases in compensation and related expenses ($1.2 million), non-cash stock-based compensation expense related to the amortization of deferred compensation in accordance with SFAS 123R ($0.5 million), accounting fees ($0.4 million) and bad debt expense ($0.2 million).
As a percentage of net revenues, general and administrative expenses increased by approximately three and two percentage points, respectively, for the three and six months ended June 30, 2007 versus the same periods in the prior year primarily because general and administrative expenses increased at a rate that outpaced the increase in net revenues described above.
Product Development Expenses
Product development expenses from continuing operations include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses increased 21%, or $118,000, to $682,000 for the three months ended June 30, 2007 from $564,000 for the three months ended June 30, 2006 and increased 14%, or $157,000, to $1,304,000 for the six months ended June 30, 2007 from $1,147,000 for the six months ended June 30, 2006. The increases were primarily due to an increase in compensation and related expenses that resulted from an increase in the number of headcount. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market.
Interest Income, Net
Interest income, net of interest expense, from continuing operations increased 14%, or $31,000, to $245,000 for the three months ended June 30, 2007 from $214,000 for the three months ended June 30, 2006 and increased 26%, or $109,000, to $524,000 for the six months ended June 30, 2007 from $415,000 for the six months ended June 30, 2006. The increases during the three and six months ended June 30, 2007 compared to the same periods in the prior year were primarily due to increased investment income from higher rates of return on the Company’s short-term investments.
Income Taxes
Income tax benefit from continuing operations increased $0.1 million to $0.8 million for the three months ended June 30, 2007 from $0.7 million for the three months ended June 30, 2006 and increased $0.7 million to $2.1 million for the six months ended June 30, 2007 from $1.4 million for the six months ended June 30, 2006. The Company’s effective tax benefit rates for continuing operations for the three and six months ended June 30, 2007 were 33.6% and 35.6%, respectively, compared to rates of 44.1% and 33.8% for the three and six months ended June 30, 2006, respectively. The increases in income tax benefit were primarily due to an increase in operating loss from continuing operations.
Liquidity and Capital Resources
During the six-month period ended June 30, 2007, cash used in operating activities from continuing operations was $1.5 million compared to cash used in continuing operations of $4.7 million for the same period in the prior year. The decrease in cash used in operating activities is primarily due to a decrease in accounts receivable resulting from improved collections and an increase in other liabilities, offset in part by an increase in inventory, a decrease in accrued payroll and related expenses due to the timing of payments and higher operating loss, net of non-cash items. During the six-month period ended June 30, 2007, cash provided by operating activities from discontinued operations was $3.6 million compared to $2.9 million for the same period in the prior year. The increase in cash provided by operating activities was primarily due to a decrease in accounts receivable and an increase in operating income, net of non-cash items, offset in part by a decrease in accrued payroll and related expenses.
During the six-month period ended June 30, 2007, cash provided by investing activities from continuing operations was $4.3 million compared to cash provided by investing activities from continuing operations of $3.7 million for the same period in the prior year. The increase in cash provided by investing activities was primarily due to an increase in the net proceeds from the maturities of investments, offset in part by an increase in the purchase of investments. During the six-month period ended June 30, 2007, cash used in investing activities from discontinued operations was $1.4 million compared to cash used in investing activities of $1.1 million for the same period in the prior year. The increase in cash used was primarily due to an increase in property additions from the purchase of electronic infusion pumps.
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
During the six-month period ended June 30, 2007, cash provided by financing activities from continuing operations was $0.2 million compared to cash provided by financing activities of $1.0 million for the same period in the prior year. The decrease in cash provided by financing activities was due to the shares purchased by the Company related to employee payroll tax withholdings from the vesting of certain restricted stock and restricted stock units, offset in part by an increase in proceeds from the exercise of stock options.
As of June 30, 2007, the Company’s continuing operations had cash and cash equivalents of $16.0 million, short-term investments of $12.9 million, net accounts receivable of $17.4 million and net working capital of $54.8 million. As of June 30, 2007, the Company’s discontinued operations had cash and cash equivalents of $0.4 million, net accounts receivable of $7.6 million and net working capital of $3.1 million. Management believes the current funds, together with possible borrowings on the existing line of credit and other bank loans, are sufficient to provide for the Company’s projected needs to maintain operations for at least the next 12 months. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.
The Company has a $10.0 million working capital line of credit with Silicon Valley Bank. The line of credit facility initially expired on April 28, 2007. Effective July 16, 2007, the Company renewed the line of credit facility on substantially the same terms as originally established between the Company and Silicon Valley Bank and extended the term of the credit facility to July 14, 2008. The Company is able to borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at either Silicon Valley Bank’s prime rate (8.25% at June 30, 2007) or LIBOR plus 2.75%, at the Company’s option.
The Company’s line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to the amount of adjusted net losses and satisfaction of a quick ratio test.
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares were to be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program was terminated earlier by the board of directors. The program expired on July 27, 2006. A total of 285,776 shares were repurchased under this program at a weighted-average purchase price of $11.99 per share. No shares were repurchased during the six months ended

June 30, 2007 or 2006. Also, in connection with its 2001 Plan, the Company may repurchase shares of common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock and restricted stock units. No shares were purchased during the six months ended June 30, 2006. A summary of the Company’s repurchase activity for the six months ended June 30, 2007 is as follows:

Dollar Value of
			Total Number of	Shares That May Yet
		Average	Shares Purchased Under	Be Purchased Under
	Total Number of	Price Paid	the Stock Repurchase	the Stock Repurchase
2007	Shares Purchased (1)	Per Share	Program (2)	Program (2)
January 1 – January 31	64,974	$15.66	—	$—
February 1 – February 28	29,780	16.17	—	—
March 1 – March 31	—	—	—	—
April 1 – April 30	—	—	—	—
May 1 – May 31	—	—	—	—
June 1 – June 30	—	—	—	—

Total	94,754	$15.83	—	$—

(1)	The total number of shares purchased includes shares delivered to or withheld by the Company in connection with employee payroll tax withholding upon vesting of restricted stock and restricted stock units.

(2)	The stock repurchase program authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The program expired on July 27, 2006. No shares were repurchased under the stock repurchase program during the six months ended June 30, 2007.
The Company had no material changes outside the normal course of business in the contractual obligations and commercial commitments disclosed in Item 7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, under the caption “Contractual Obligations and Commercial Commitments.” As of June 30, 2007, the Company had no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return, including a decision whether to file or not to file in a particular jurisdiction. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information, including the effects of the adoption of FIN 48 on the Company’s consolidated financial statements.
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
Critical Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s 2006 Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The Company’s financial instruments include cash and cash equivalents and short-term investments. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.
The principal objective of the Company’s asset management activities is to maximize net investment income while maintaining acceptable levels of credit and interest rate risk and facilitating its funding needs. At June 30, 2007, the carrying values of the Company’s financial instruments approximated fair values based on current market prices and rates. Approximately 29% of the Company’s cash equivalents and short-term investments have maturity dates of 90 days or less from the date acquired and approximately 71% have maturity dates of greater than 90 days but not more than 365 days. The Company is susceptible to market value fluctuations with regard to the Company’s short-term investments. However, due to the relatively short maturity period of those investments and based on their highly liquid nature, the risk of material market value fluctuations is not expected to be significant.
Foreign Currency
The Company has a subsidiary in Mexico. As a result, the Company is exposed to potential transaction gains and losses resulting from fluctuations in foreign currency exchange rates. The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.
Item 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.
As reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 ( the “10-K”), and as further discussed therein, as part of the annual audit process, a material weakness was identified in the Company’s internal control over financial reporting related to the accounting for income taxes. As described in the 10-K, during the first fiscal quarter of 2007 the Company took remedial actions to enhance its internal control over financial reporting related to the accounting for income taxes to address the material weakness identified for the fiscal year ended December 31, 2006. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
As of August 8, 2007, the Company was involved in legal proceedings in the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management, any resulting future liability will not have a material adverse effect on I-Flow Corporation and its subsidiaries, taken as a whole.
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
On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC for $140 million in the form of cash and a secured note, subject to certain purchase price adjustments based on the level of working capital. The cash portion of the purchase price will range from $65 to $85 million, depending on the amount HAPC pays to its shareholders who choose to convert their HAPC shares into cash. This amount will not be known until the closing of the transaction. The closing of the transaction is subject to customary conditions and approval by the shareholders of HAPC, and currently is expected to close in 2007. There is, however, no assurance that the transaction will be consummated. If the transaction is not completed, we will be subject to several risks, including the following:
•	our cash flow and financial condition could be adversely affected if the Company is unable to complete the transaction;

•	the current stock price of our common stock may reflect a market assumption that the sale of InfuSystem will occur, and, thus, a failure to complete the transaction could result in a negative perception by the stock market of us generally and a decline in the market price of our common stock;

•	changes in third-party reimbursement rates may adversely impact InfuSystem’s revenues. InfuSystem depends primarily on third-party reimbursement for the collection of its revenues. InfuSystem is paid directly by private insurers and governmental agencies, often on a fixed fee basis, for infusion services provided to patients. InfuSystem’s oncology revenues comprised 21% and 23% of our consolidated revenues for the three and six months ended June 30, 2007, respectively. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues of InfuSystem could have a material adverse effect on our financial condition and results of operations;

•	our business could be adversely affected if we are unable to retain key customers, our employees at InfuSystem or attract replacements; and

•	the value of our deferred tax assets could be impaired if the Company is unable to complete the transaction.
We have experienced net losses in prior periods and have an accumulated deficit. Future losses are possible.
As of June 30, 2007, our accumulated deficit was approximately $28.0 million. We had net income of $13.7 million for the year ended December 31, 2006, which was primarily due to an incremental tax benefit of $16.8 million from the release of the valuation allowance for deferred tax assets. We incurred net losses of $0.3 million and $8.4 million for the six months ended June 30, 2007 and for the year ended December 31, 2005, respectively. We may not achieve or maintain profitability from operations in the future, and further losses may arise. Further, the sale of InfuSystem may increase losses in the future since that operation has historically enjoyed significant income.
We may need to raise additional capital in the future to fund our operations. We may be unable to raise funds when needed or on acceptable terms.
During the six months ended June 30, 2007, our operating activities used cash from continuing operations of $1.5 million and our investing activities provided cash from continuing operations of $4.3 million. As of June 30, 2007, we had in our continuing operations cash and equivalents of $16.0 million, short-term investments of $12.9 million and net accounts receivable of $17.4 million. We believe our current funds, together with possible borrowings on our existing lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to reduce our operations or seek additional financing. Furthermore, financing may not be available when needed and may not be on terms acceptable to us. In addition, the anticipated sale of InfuSystem is expected to provide us with additional cash from proceeds at the closing of the sale. However, the amount of the cash portion of the proceeds cannot be determined with certainty and there is no assurance the transaction will be completed.
If one of our products proves to be defective or is misused by a health care practitioner, we may be subject to claims of liability that could adversely affect our financial condition and the results of our operations.
A defect in the design or manufacture of our products, or a failure of our products to perform for the use that we specify, could have a material adverse effect on our reputation in the industry and subject us to claims of liability for injuries and otherwise. Misuse of our product by a practitioner or patient that results in injury could similarly subject us to claims of liability, including claims concerning chondrolysis as described in greater detail below. We currently have in place product liability insurance in the amount of $10 million for liability losses, including legal defense costs. Any substantial underinsured loss would have a material adverse effect on our financial condition and results of operations. Furthermore, any impairment of our reputation could have a material adverse effect on our sales, revenue, and prospects for future business.
In this regard, for example, there has been discussion in the orthopedic community over the possibility that the infusion of a local anesthetic into the joint space via a pain pump may contribute to a condition called chondrolysis. This condition, which to our knowledge has mostly been present after certain shoulder surgeries, may cause the deterioration of the cartilage in the joint months after the surgery. The authors of papers in the relevant medical literature have identified a variety of possible causes of chondrolysis including: thermal capsulorraphy; radiofrequency treatment; prominent hardware; gentian violet; chlorhexidine; methylmethacrylate; intra-articular (within the joint) administration of bupivacaine with epinephrine and intra-articular administration of bupivacaine without epinephrine; but there does not appear to be scientific evidence available yet sufficient to identify the actual cause. It should be noted however, that these authors have not cited any evidence suggesting the extra-articular (outside the joint) administration of bupivacaine as a possible cause. For shoulder surgeries, we believe most surgeons today are administering bupivacaine extra-articularly or having an anesthesiologist administer a continuous nerve block (e.g. ON-Q C-bloc). We believe the use of our pump in shoulder surgeries to administer bupivacaine administered intra-articularly only accounts for an insignificant portion of our total revenues. Therefore, should it later be proven that bupivacaine administered intra-articularly causes chondrolysis in certain patients, we do not believe the loss of sales from pumps used intra-articularly will have a significant impact to our total revenue.
A significant portion of our sales is to customers in foreign countries. We may lose revenues, market share, and profits due to exchange rate fluctuations and other factors related to our foreign business.
For the three and six months ended June 30, 2007, sales to customers in foreign countries comprised approximately 12% and 11% of our revenues from continuing operations, respectively. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.
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
For the three months ended June 30, 2007, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 7% and 8% of the Company’s total revenues from continuing operations, respectively. For the six months ended June 30, 2007, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 6% and 9% of the Company’s total revenues from continuing operations, respectively. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical Inc. could cause a material decline in our overall sales and a material adverse effect on our business.
RISK FACTORS RELATED SPECIFICALLY TO OUR COMMON STOCK
The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.
Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the three months ended June 30, 2007 was approximately 348,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.
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
Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding options and warrants may be resold pursuant to currently effective registration statements. As of June 30, 2007, there were:
•	23,791,082 shares of common stock that are freely tradable in the public markets;
•	561,074 shares of restricted stock that are subject to outstanding awards under our 2001 Equity Incentive Plan;
•	185,109 shares of common stock underlying outstanding warrants which have been registered for resale under a Registration Statement on Form S-3 (Registration No. 333-109096); and
•	an aggregate of 3,794,105 shares of common stock that are subject to outstanding awards under our various equity incentive plans, including shares of restricted stock units and stock options.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares were to be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program was terminated earlier by the board of directors. A total of 285,776 shares were repurchased under this program at a weighted-average price of $11.99 per share. No shares were repurchased during the three months ended June 30, 2007.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s 2006 Annual Meeting of Stockholders was held on May 24, 2007. The following is a brief description of each matter voted on at the meeting and a statement of the number of votes cast with respect to each matter.
(1)	The stockholders approved the election of the two Class II directors to the board of directors.

Director Nominee	Term	For	Withhold Authority
Joel S. Kanter	3 years	18,677,836	3,526,859
Erik H. Loudon	3 years	18,612,911	3,591,784
In addition, John H. Abeles, James J. Dal Porto, Donald M. Earhart, Jack H. Halperin and Henry Tsutomu Tai, Ph.D., M.D. continued to serve on the Company’s board of directors after the Annual Meeting.
(2)	The stockholders re-approved the material terms of the performance goals of the 2001 Equity Incentive Plan.

For	Against	Abstain	Broker Non-Votes
11,486,124	3,160,918	41,924	7,515,729
(3)	The stockholders ratified the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	Against	Abstain	Broker Non-Votes
17,821,752	2,637,177	19,932	1,725,834
Item 6. EXHIBITS
The Exhibit Index included herewith is incorporated herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-FLOW CORPORATION

Date: August 8, 2007	/s/Donald M. Earhart Donald M. Earhart
Chairman, President and Chief Executive Officer
(On behalf of the registrant)

Date: August 8, 2007	/s/James R. Talevich James R. Talevich
Chief Financial Officer (As principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

2.1	Stock Purchase Agreement, dated October 28, 2004, by and between Integra LifeSciences Corporation and I-Flow Corporation (1)

2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation (2)

2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. (3)

2.4	Agreement and Plan of Merger, dated February 9, 1998, by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (4)

2.5	Agreement for Purchase and Sale of Assets, dated July 3, 1996, by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (5)

2.6	Stock Purchase Agreement, dated as of September 29, 2006, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (including the Form of Services Agreement, attached thereto as Exhibit A, the Form of License Agreement attached thereto as Exhibit B and the Term Sheet attached thereto as Exhibit C) (11)

2.7	Amendment No. 1 dated as of April 30, 2007 to the Stock Purchase Agreement dated as of September 29, 2006 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (12)

2.8	Amendment No. 2 dated as of June 29, 2007 to the Stock Purchase Agreement dated as of September 29, 2006, as amended by an Amendment No. 1 dated as of April 30, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (13)

2.9	Amendment No. 3 dated as of July 31, 2007 to the Stock Purchase Agreement dated as of September 29, 2006, as amended by Amendment No. 1 dated as of April 30, 2007 and an Amendment No. 2 dated as of June 29, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (15)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (2)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (7)

4.1	Specimen Common Stock Certificate (8)

4.2	Warrant Agreement, dated February 13, 1990, between the Company and American Stock Transfer & Trust Company, as warrant agent (9)

4.3	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as rights agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase (7)

4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.6	Form of Warrant, dated September 4, 2003 (1)

4.7	Form of Registration Rights Agreement, dated September 4, 2003 (1)

10.1	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation, dated as of July 16, 2007 (14)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 4, 2006.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 1, 2007.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 2, 2007.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 19, 2007.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 31, 2007.