Form 10-Q
period 2007-09-30
I FLOW CORP /DE/
filed 2007-11-07
CIK 857728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of October 31, 2007 there were 24,824,013 shares of common stock outstanding.

I-FLOW CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART 1 — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
I-FLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)

	September 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$24,781	$9,288
Short-term investments	7,829	18,134
Accounts receivable, less allowance for doubtful accounts of $2,763 and $3,405 at September 30, 2007 and December 31, 2006, respectively	17,762	18,935
Inventories	16,067	13,611
Prepaid expenses and other current assets	1,698	1,485
Deferred taxes, net	3,389	3,260
Current assets — held for sale	9,509	11,977

Total current assets	81,035	76,690

Property, net	3,298	2,843
Other intangible assets, net	2,604	2,754
Other long-term assets	137	137
Deferred taxes, net	14,705	14,406
Non-current assets — held for sale	17,012	15,316

Total assets	$118,791	$112,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,281	$4,249
Accrued payroll and related expenses	6,346	7,171
Income taxes payable	—	18
Other current liabilities	1,145	1,078
Current liabilities — held for sale	5,015	7,626

Total current liabilities	16,787	20,142

Other liabilities (Note 7)	1,226	—

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 40,000 shares authorized; 24,721 and 23,901 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	127,745	119,092
Accumulated other comprehensive loss	(164)	(163)
Accumulated deficit	(26,803)	(26,925)

Net stockholders’ equity	100,778	92,004

Total liabilities and stockholders’ equity	$118,791	$112,146

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net product sales	$28,231	$23,813	$81,612	$66,149
Cost of revenues	7,501	6,936	21,843	18,274

Gross profit	20,730	16,877	59,769	47,875

Operating expenses:
Selling and marketing	17,208	13,761	52,622	42,296
General and administrative	4,352	3,928	13,063	9,816
Product development	559	617	1,863	1,764

Total operating expenses	22,119	18,306	67,548	53,876

Operating loss	(1,389)	(1,429)	(7,779)	(6,001)
Interest income	266	252	790	667

Loss from continuing operations before income taxes	(1,123)	(1,177)	(6,989)	(5,334)
Income tax benefit	(278)	(15,591)	(2,367)	(16,998)

Income (loss) from continuing operations	(845)	14,414	(4,622)	11,664
Discontinued operations:
Income (loss) from discontinued operations, net of tax	2,004	(826)	5,459	1,875

Net income	$1,159	$13,588	$837	$13,539

Per share of common stock, basic:
Income (loss) from continuing operations	$(0.03)	$0.62	$(0.19)	$0.50
Income (loss) from discontinued operations, net of tax	0.08	(0.04)	0.23	0.08

Net income	$0.05	$0.58	$0.04	$0.58

Per share of common stock, diluted:
Income (loss) from continuing operations	$(0.03)	$0.59	$(0.19)	$0.48
Income (loss) from discontinued operations, net of tax	0.08	(0.04)	0.23	0.08

Net income	$0.05	$0.55	$0.04	$0.56

Weighted-average shares:
Basic	24,010	23,429	23,753	23,159
Diluted	24,010	24,544	23,753	24,325

Comprehensive Operations:
Net income	$1,159	$13,588	$837	$13,539
Foreign currency translation gain (loss)	(22)	46	(6)	(44)
Unrealized gain on investment securities	3	39	5	100

Comprehensive income	$1,140	$13,673	$836	$13,595

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$837	$13,539
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations, net of tax	(5,459)	(1,875)
Stock-based compensation	4,803	3,674
Deferred taxes	(428)	(17,122)
Depreciation and amortization	1,183	1,066
Provision for doubtful accounts receivable	755	224
Write-off of inventory	390	121
Loss (gain) on property disposal	(1)	34
Changes in operating assets and liabilities:
Accounts receivable	418	(3,624)
Inventories	(2,846)	(3,038)
Prepaid expenses and other current assets	(151)	(280)
Accounts payable, accrued payroll and related expenses	(839)	2,634
Income taxes payable	(80)	(292)
Other liabilities	1,143	(322)

Net cash used in operating activities from continuing operations	(275)	(5,261)
Net cash provided by operating activities from discontinued operations	4,838	5,705

Net cash provided by operating activities	4,563	444

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(1,149)	(775)
Purchases of investments	(6,325)	(13,050)
Maturities of investments	16,635	11,347
Patent acquisitions	(291)	(390)

Net cash provided by (used in) investing activities from continuing operations	8,870	(2,868)
Net cash used in investing activities from discontinued operations	(2,433)	(1,701)

Net cash provided by (used in) investing activities	6,437	(4,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(1,500)	—
Proceeds from exercise of stock options	5,045	1,035

Net cash provided by financing activities from continuing operations	3,545	1,035
Net cash provided by financing activities from discontinued operations	—	—

Net cash provided by financing activities	3,545	1,035

Effect of exchange rates on cash	(6)	(44)

Net increase (decrease) in cash and cash equivalents	14,539	(3,134)
Net decrease in cash and cash equivalents from discontinued operations	954	982
Cash and cash equivalents at beginning of period	9,288	11,413

Cash and cash equivalents at end of period	$24,781	$9,261

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments	$266	$383
Net distributions from subsidiary to Parent	$3,359	$4,986

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Property acquisitions	$288	$219
See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at September 30, 2007 and the results of its operations for the three and nine-month periods ended September 30, 2007 and 2006 and cash flows for the nine-month periods ended September 30, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.
On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem, Inc. (“InfuSystem”), a wholly owned subsidiary, to HAPC, Inc. (“HAPC”) for $140 million in the form of cash and a secured note, subject to certain purchase price adjustments based on the level of working capital. On September 18, 2007, the Company amended the definitive agreement resulting in a new purchase price of $100 million (subject to working capital adjustments in the definitive agreement) plus a contingent payment right to the Company of up to a maximum of $12 million (the “Earn-Out”). The amended purchase price is payable in the form of cash or a combination of (i) cash equal to $85 million less the amount paid to HAPC’s shareholders who chose to convert their HAPC shares into cash, and (ii) a secured promissory note for the balance. The Earn-Out provides that HAPC will make an additional cash payment (the “Additional Payment”) to the Company of up to $12 million based on the compound annual growth rate (“CAGR”) of HAPC’s net consolidated revenues over the three year period ending December 31, 2010. If HAPC’s net consolidated revenues for the fiscal year ending December 31, 2010 (“FY 2010”) are less than 2.744 times InfuSystem’s 2007 net revenues, excluding InfuSystem’s revenues related to the Company’s ON-Q® product line (the “40% CAGR Target”), no Additional Payment will be due. If HAPC’s net consolidated revenues for FY 2010 equal or exceed 3.375 times InfuSystem’s 2007 net revenues, excluding InfuSystem’s revenues related to the Company’s ON-Q product line (the “50% CAGR Target”), the Company will receive the full $12 million Additional Payment. If HAPC’s net consolidated revenues for FY 2010 are between the 40% and 50% CAGR Targets, the Company will receive an Additional Payment equal to $3 million plus a pro rata portion of the remaining $9 million (See Note 9 on Subsequent Events).
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
Accounting for Stock-Based Compensation — Effective January 1, 2006, the Company adopted SFAS No. 123-revised 2004, Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based compensation made to employees and directors. SFAS 123R replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS 123R using the modified prospective application transition method. Stock-based compensation expense recognized for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2007	2006	2007	2006

Income (loss) from continuing operations:
Selling and marketing	$610	$554	$1,842	$1,732
General and administrative	1,198	725	2,961	1,992

Subtotal	1,808	1,279	4,803	3,724

Income (loss) from discontinued operations:
Selling and marketing	122	35	200	71
General and administrative	37	40	105	102

Subtotal	159	75	305	173

Total	$1,967	$1,354	$5,108	$3,897

SFAS 123R requires companies to estimate the fair value of equity awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model. The determination of the fair value of option-based awards using the Black-Scholes model incorporates various assumptions including volatility, expected life of awards, risk-free interest rates and expected dividend. The expected volatility is based on the historical volatility of the price of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and non-employee directors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Expected life (in years)	5.0	5.0	5.0	5.0
Risk-free interest rate	4.20%	4.67%	4.20% — 5.03%	4.67% — 5.07%
Volatility	52%	56%	52% — 54%	56% — 57%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Stock-based compensation expense is recognized for all new and unvested equity awards that are expected to vest as the requisite service is rendered beginning on January 1, 2006. In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation expense from the accelerated multiple-option approach to the straight-line single-option method. Compensation expense for all unvested equity awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach. Compensation expense for all equity awards granted on or subsequent to January 1, 2006 are recognized using the straight-line single-option method. In accordance with SFAS 123R, the Company has factored in forfeitures in its recognition of stock-based compensation. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
From and after May 26, 2005, all active equity incentive plans of the Company have been approved by its stockholders. All future grants of stock options (including incentive stock options or nonqualified stock options), restricted stock, restricted stock units or other forms of equity-based compensation to officers, employees, consultants and advisors of the Company and its affiliated entities are expected to be made under the I-Flow Corporation 2001 Equity Incentive Plan (the “2001 Plan”), which was originally approved by the stockholders in May 2001. In April 2007, the stockholders re-approved the material terms of the performance goals under the 2001 Plan in order to preserve the Company’s ability to claim tax deductions for compensation paid to its executives. The maximum number of shares of common stock that may be issued pursuant to awards under the 2001 Plan is currently 7,750,000, subject to adjustments for stock splits or other adjustments as defined in the 2001 Plan.
Stock Options
Options granted under the 2001 Plan become exercisable at such times as determined by the compensation committee of the board of directors or the board of directors itself and expire on various dates up to 10 years from the date of grant. Options currently granted to employees and non-employee directors generally have an exercise price equal to the market price of the Company’s stock at the date of the grant, with vesting and contractual terms of five years. Options generally provide for accelerated vesting if there is a change in control (as defined in the 2001 Plan or, as applicable, the officers’ employment and change in control agreements). The Company issues new shares upon the exercise of stock options. The following table provides a summary of all the Company’s outstanding options as of September 30, 2007 and of changes in options outstanding during the nine months ended September 30, 2007:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise Price	Term	Intrinsic
(Amounts in thousands, except per share and year amounts)	Shares	per Share	(in years)	Value
Options outstanding at December 31, 2006	3,294	$10.66
Options granted	149	15.67
Options exercised	(566)	8.94
Options forfeited or expired	(137)	15.12

Options outstanding at September 30, 2007	2,740	11.08	2.06	$21,705

Options vested and exercisable at September 30, 2007	2,436	$10.73	1.85	$20,280

The weighted-average fair value of options granted during the nine months ended September 30, 2007 and 2006, estimated as of the grant date using the Black-Scholes option valuation model, was $8.00 per share option and $7.21 per share option, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $5.3 million and $2.2 million, respectively. Outstanding and unvested options for a total of approximately 237,000 shares are expected to vest.
As of September 30, 2007, total unrecognized compensation expense related to unvested stock options from continuing and discontinued operations was $1.2 million and $5,000, respectively. This expense is expected to be recognized over remaining weighted-average periods of 3.68 and 0.20 years in continuing and discontinued operations, respectively.
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
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock units are granted pursuant to the 2001 Plan and as determined by the compensation committee of the board of directors or the board of directors itself. Restricted stock awards granted to non-employee directors have a one-year vesting (i.e., lapse of restrictions) period from the date of grant. Restricted stock and restricted stock units granted to officers and employees of the Company generally have vesting periods ranging from two to five years from the date of grant. Restricted stock units granted to sales representatives and sales management have a maximum vesting term of three years from the date of grant. The Company issues new shares upon the issuance of restricted stock or vesting of restricted stock units. In accordance with SFAS 123R, the fair value of restricted stock and restricted stock units is estimated based on the closing stock price on the date of grant and the expense is recognized on a straight-line basis over the requisite period. The total number of shares of restricted stock and restricted stock units expected to vest is adjusted by estimated forfeiture rates. The following table provides a summary of the Company’s restricted stock awards and restricted stock units as of September 30, 2007 and of changes in restricted stock and restricted stock units outstanding under the 2001 Plan during the nine months ended September 30, 2007:

	Restricted Stock		Restricted Stock Units
				Weighted-
				Average Grant
		Weighted-Average		Date Fair
	Number of	Grant Date Fair	Number of	Value
(Amounts in thousands, except per share amounts)	Shares	Value per Share	Shares	Per Share
Nonvested shares outstanding at December 31, 2006	522	$13.89	548	$13.95
Shares issued	141	16.43	437	16.20
Shares vested or released	(102)	14.04	(209)	14.16
Shares forfeited	—	—	(92)	14.60

Nonvested shares outstanding at September 30, 2007	561	$14.50	684	$15.24

As of September 30, 2007, continuing operations had $5.3 million and $3.4 million of total unrecognized compensation costs related to nonvested restricted stock and restricted stock units, respectively. The expenses for the nonvested restricted stock and restricted stock units in continuing operations are expected to be recognized over a remaining weighted-average vesting period of 1.93 and 2.16 years, respectively. The total fair value of shares of restricted stock and restricted stock units that vested during the nine months ended September 30, 2007 in continuing operations was $1.6 million and $3.0 million, respectively.
As of September 30, 2007, discontinued operations had $0.7 million of total unrecognized compensation costs related to nonvested restricted stock units. The expense for the nonvested restricted stock units in discontinued operations is expected to be recognized over a remaining weighted-average vesting period of 1.75 years. The total fair value of restricted stock unit shares that vested during the nine months ended September 30, 2007 in discontinued operations was $0.3 million.
2. Inventories
Inventories consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2007	2006

Raw materials	$7,231	$7,784
Work in process	2,734	2,024
Finished goods	6,102	3,803

Total	$16,067	$13,611

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

The following is a reconciliation between weighted-average shares used in the basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Income (loss) from continuing operations	$(845)	$14,414	$(4,622)	$11,664
Income (loss) from discontinued operations, net of tax	2,004	(826)	5,459	1,875

Net income	$1,159	$13,588	$837	$13,539

Denominators:
Denominator for basic earnings per share:
Weighted-average number of common shares outstanding	24,010	23,429	23,753	23,159
Effect of dilutive securities:
Stock options, nonvested restricted stock and nonvested restricted stock units	—	1,115	—	1,166

Denominator for diluted net income per share:
Weighted-average number of common and common equivalent shares outstanding	24,010	24,544	23,753	24,325

Basic earnings per share:
Income (loss) from continuing operations	$(0.03)	$0.62	$(0.19)	$0.50
Income (loss) from discontinued operations	0.08	(0.04)	0.23	0.08

Net income	$0.05	$0.58	$0.04	$0.58

Diluted earnings per share:
Income (loss) from continuing operations	$(0.03)	$0.59	$(0.19)	$0.48
Income (loss) from discontinued operations	0.08	(0.04)	0.23	0.08

Net income	$0.05	$0.55	$0.04	$0.56

Options to purchase approximately 155,000 and 1,057,000 shares of common stock have been excluded from the treasury stock method calculation for diluted weighted-average common shares for both the three and nine-month periods ended September 30, 2007, respectively, because their exercise prices exceeded the average market price of the Company’s common stock during these periods and their effect would be anti-dilutive.
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
4. Goodwill and Other Intangible Assets
The Company recognizes goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and other intangible assets with indefinite lives are recorded at their carrying value and are tested for impairment annually or more frequently if impairment indicators exist. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. As of September 30, 2007, the Company had goodwill of approximately $2.2 million, which was entirely attributable to InfuSystem. On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC for $140 million in the form of cash and a secured note, subject to certain purchase price adjustments based on the level of working capital. The definitive agreement was amended on September 18, 2007 to reduce the purchase price (see Note 6 on Discontinued Operations and Note 9 on Subsequent Events). As a result, the goodwill is currently included in “noncurrent assets — assets held for sale” pending completion of the sale of InfuSystem. The Company performed its annual impairment test on goodwill and other intangible assets as of June 30, 2007 and identified no goodwill impairment.

Amortizable intangible assets in the accompanying consolidated balance sheets are as follows:

	As of September 30, 2007
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$3,341	$(1,483)	$1,858
Licensing Rights	1,102	(356)	746

Total	$4,443	$(1,839)	$2,604

	As of December 31, 2006
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$3,286	$(1,348)	$1,938
Licensing Rights	1,101	(285)	816

Total	$4,387	$(1,633)	$2,754

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
Amortization expense for the three and nine months ended September 30, 2007 was approximately $148,000 and $441,000, respectively. Amortization expense for the three and nine months ended September 30, 2006 was approximately $137,000 and $401,000, respectively. Annual amortization expense of intangible assets is currently estimated to be approximately $502,000, $482,000, $456,000, $409,000 and $346,000 in 2007, 2008, 2009, 2010 and 2011, respectively. All amortization expense was recorded in the income (loss) from continuing operations.
5. Stockholders’ Equity
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares were to be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. The program expired on July 27, 2006. A total of 285,776 shares were repurchased and retired under this program at a weighted-average price of $11.99 per share. No shares were repurchased during the nine months ended September 30, 2007 or 2006 in connection with the stock repurchase program. Also, in connection with its 2001 Plan, the Company may repurchase shares of common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock and restricted stock units. A total of 94,754 shares were purchased and retired in connection with employee payroll tax withholdings on vested shares of restricted stock and restricted stock units during the nine months ended September 30, 2007. The average price paid per share for the shares was $15.83. No shares were purchased during the nine months ended September 30, 2006 in connection with employee payroll tax withholdings on vested shares of restricted stock or restricted stock units.
6. Discontinued Operations
On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC for $140 million in the form of cash and a secured note, subject to certain purchase price adjustments based on the level of working capital. On September 18, 2007, the Company amended the definitive agreement resulting in a new purchase price of $100 million (subject to working capital adjustments in the definitive agreement) plus a contingent payment right to the Company of up to a maximum of $12 million. The amended purchase price is payable in the form of cash or a combination of (i) cash equal to $85 million less the amount paid to HAPC’s shareholders who chose to convert their HAPC shares into cash, and (ii) a secured promissory note for the balance. The Earn-Out provides that HAPC will make an additional cash payment (the “Additional Payment”) to the Company of up to $12 million based on the compound annual growth rate (“CAGR”) of HAPC’s net consolidated revenues over the three year period ending December 31, 2010. If HAPC’s net consolidated revenues for the fiscal year ending December 31, 2010 (“FY 2010”) are less than 2.744 times InfuSystem’s 2007 net revenues, excluding InfuSystem’s revenues related to the Company’s ON-Q® product line (the “40% CAGR Target”), no Additional Payment will be due. If HAPC’s net consolidated revenues for FY 2010 equal or exceed 3.375 times InfuSystem’s 2007 net revenues, excluding InfuSystem’s revenues related to the Company’s ON-Q product line (the “50% CAGR Target”), the Company will receive the full $12 million Additional Payment. If HAPC’s net consolidated revenues for FY 2010 are between the 40% and 50% CAGR Targets, the Company will receive an Additional Payment equal to $3 million plus a pro rata portion of the remaining $9 million (See Note 9 on Subsequent Events).
In accordance with SFAS 144, the Company has reclassified the results from InfuSystem as discontinued operations, reclassifying previously reported results to reflect all prior periods on a comparable basis. Summarized financial information for InfuSystem is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2007	2006	2007	2006

Operating revenues	$7,822	$7,825	$23,528	$23,508
Operating income (1) (2) (3)	2,938	44	8,334	4,429
Income taxes	(934)	(870)	(2,875)	(2,554)
Income (loss) from discontinued operations (1) (2) (3)	2,004	(826)	5,459	1,875

(1)	Includes $268,000 and $700,000 of divestiture expenses recorded during the three and nine months ended September 30, 2007, respectively, and $1,661,000 and $1,828,000 of divestiture expenses during the three and nine months ended September 30, 2006, respectively.

(2)	In accordance with SFAS 144, the Company ceased recognizing depreciation expense for all fixed assets recorded in discontinued operations beginning in the fourth quarter of 2006.

(3)	Includes the effect of the favorable ruling by the Michigan Tax Tribunal relating to InfuSystem’s use tax liability. The Company reversed in discontinued operations during the second quarter of 2007, the accrued tax liability, accrued interest expense and cumulative increases to gross fixed assets and total expenses in the amounts of $1,466,000, $267,000, $1,347,000 and $924,000 (consisting of $657,000 of cost of sales and $267,000 of interest expense), respectively. See Note 8 on Commitments and Contingencies.

The major classes of the assets and liabilities of the discontinued operations are presented separately on the Company’s consolidated balance sheets as of September 30, 2007 and December 31, 2006 and consist of the following:

	September 30,	December 31,
(Amounts in thousands)	2007	2006

Cash	$1,001	$1,956
Accounts receivable, less allowance for doubtful accounts of $3,827 and $1,668 at September 30, 2007 and December 31, 2006, respectively	7,988	9,630
Inventories	308	252
Prepaid expenses and other current assets	212	139

Total current assets	$9,509	$11,977

Property, net (1)	$14,838	$13,142
Goodwill	2,174	2,174

Total noncurrent assets	$17,012	$15,316

Accounts payable	$1,098	$1,884
Accrued payroll and related expenses	517	1,056
Accrued use taxes payable	—	1,392
Income taxes payable	(490)	23
Deferred taxes (2)	2,905	3,267
Other liabilities	985	4

Total current liabilities	$5,015	$7,626

(1)	In accordance with SFAS 144, the Company ceased recognizing depreciation expense for all fixed assets recorded in discontinued operations beginning in the fourth quarter of 2006.

(2)	The deferred tax liability consists primarily of depreciation and the basis adjustment in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-17, Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary that is Accounted for as a Discontinued Operation (“EITF 93-17”).
7. Income Taxes
In July 2006, the FASB issued FIN 48. FIN 48 is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.
As a result of the implementation of FIN 48, the Company recognized a $2.0 million increase to its FIN 48 liability for uncertain tax positions, of which $1.5 million would affect the Company’s effective tax rate if recognized, net of federal tax benefits. Of this increase, approximately $717,000 is the cumulative effect adjustment to the opening balance of retained earnings. As of September 30, 2007, the FIN 48 liability recognized on the balance sheet in ‘Other liabilities’ for continuing operations and discontinued operations was $1.2 million and $0.9 million, respectively.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2006, the Company had approximately $51,000 of accrued interest expense related to uncertain tax positions and approximately $114,000 of penalties. As of September 30, 2007, the Company had approximately $86,000 of additional accrued interest and approximately $58,000 of additional penalties related to uncertain tax positions related to the FIN 48 liability balance as of December 31, 2006.
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 2003 and forward remain open to examination by the major state taxing jurisdictions to which the Company is subject depending on the state taxing authority. In addition, there are a number of state taxing jurisdictions in which the Company is not filing tax returns that may consider the Company to have taxable income. The tax years 2003 and forward remain open to examination by the Internal Revenue Service.
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
The terms of the foregoing types of obligations vary. A maximum obligation arising out of these types of agreements is generally not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no liabilities have been recorded for these obligations on its balance sheets as of September 30, 2007 and December 31, 2006.
In August 2005, the State of Michigan Department of Treasury issued a decision and order of determination which provided that InfuSystem is liable for use taxes on its purchases of infusion pumps. As a result, the Company recorded in the consolidated financial statements in assets held for sale and discontinued operations to date through March 31, 2007 a cumulative net increase to gross fixed assets of $1,347,000, a tax liability of $1,466,000, and total expense of $924,000 (of which $33,000 was recorded during the three months ended March 31, 2007), consisting of $657,000 cost of sales (of which $3,000 was recorded during the three months ended March 31, 2007) and $267,000 accrued interest expense (of which $30,000 was recorded during the three months ended March 31, 2007). InfuSystem appealed the decision. The Company believes that portable infusion pumps, which allow cancer patients to be ambulatory and to lead a reasonably normal life, qualify for an exemption from tax under Michigan law. On April 24, 2007, the Michigan Tax Tribunal granted a Motion for Summary Disposition in favor of InfuSystem, which was not appealed by the State of Michigan Department of Treasury. The review period for the ruling by the Michigan Tax Tribunal has ended. As such, the Company reversed in the consolidated financial statements in assets and liabilities held for sale and discontinued operations during the second quarter of 2007 the accrued tax liability, accrued interest expense, and cumulative increases to gross fixed assets and total expenses recorded through March 31, 2007 in the amounts of $1,466,000, $267,000, $1,347,000 and $924,000 (consisting of $657,000 of cost of sales and $267,000 of interest expense), respectively.
The Company is involved in litigation arising from the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management any resulting future liability will not have a material adverse effect on I-Flow Corporation and its subsidiaries, taken as a whole.
9. Subsequent Events
On October 19, 2007, the Company purchased approximately 2.8 million shares of common stock of HAPC at $5.97 per share through private transactions with third parties totaling approximately $17 million. With the shares purchased, the Company owns approximately 15% of the issued and outstanding HAPC common stock and disclosed its intentions to vote such shares in favor of the acquisition.
On October 22, 2007, because HAPC was unable to obtain the approval of its stockholders of the acquisition by such date, a termination fee of $3.0 million pursuant to the definitive agreement, as amended, became unconditionally due and owing to the Company, regardless of whether or not the transaction was subsequently consummated.

On October 24, 2007, the shareholders of HAPC approved the acquisition of InfuSystem. The sale was completed on October 25, 2007 and the Company received the $100 million purchase price at the closing in a combination of (i) cash equal to $67.3 million and (ii) a secured promissory note with a principal amount equal to $32.7 million. In addition to the $67.3 million in cash, the Company at closing received the $3.0 million termination fee discussed above and fees totaling approximately $2.6 million in connection with the secured promissory note, including a facility fee of $1.8 million, ticking fees of approximately $0.7 million and an annual administrative fee of $75,000. The termination fee will be recognized as part of the gain from the sale. Pursuant to the definitive agreement and in connection with the Company’s commitment to the secured promissory note, ticking fees were due and payable to the Company equal to a rate between 0.50% and 1.00% per annum of the maximum amount of the secured promissory note, which was $75 million. The facility and ticking fees will be recorded as deferred finance income and amortized over the life of the secured promissory note. The administrative fee will be recorded as deferred finance income and amortized on a monthly basis over the period of one year. The Company also received reimbursement of approximately $0.9 million by HAPC of certain divestiture expenses incurred by the Company directly resulting from the sale transaction, including legal, audit and other professional fees, pursuant to the definitive agreement. Divestiture expenses were previously recorded in discontinued operations. As a result, the Company will record the reimbursement of divestiture expenses in discontinued operations in the fourth quarter of 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s current opinions about trends and factors that may impact future operating results. Statements that use words such as “may,” “will,” “should,” “believes,” “predicts,” “estimates,” “projects,” “anticipates” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to material risks, assumptions and uncertainties, which could cause actual results to differ materially from those currently expected, and readers are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, the Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-K, 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include, among others: physician acceptance of infusion-based post-operative regional anesthesia techniques; implementation of the Company’s direct sales strategy; dependence on the Company’s suppliers and distributors; the Company’s continuing compliance with applicable laws and regulations, such as the Food, Drug and Cosmetic Act, and the FDA’s concurrence with management’s subjective judgment on compliance issues; the reimbursement system currently in place and future changes to that system; product availability, acceptance and safety; competition in the industry; technological changes; intellectual property challenges and claims; economic and political conditions in foreign countries; currency exchange rates; inadequacy of booked reserves; and reliance on the success of the home health care industry. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.
Overview
The Company designs, develops and markets technically advanced, low-cost drug delivery systems and services that provide life-enhancing, cost-effective solutions for pain relief and intravenous infusion therapy. The Company previously focused on three distinct markets: Regional Anesthesia, IV Infusion Therapy, and Oncology Infusion Services. The Company’s products are used in hospitals, ambulatory surgery centers, physicians’ offices and patients’ homes. Revenue from the Oncology Infusion Services market is generated by InfuSystem, Inc. (“InfuSystem”), a wholly owned subsidiary of the Company. On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC, Inc. (“HAPC”) for $140 million in the form of cash and a secured note, subject to certain purchase price adjustments based on the level of working capital. Below is a summary of the activities relating to the sale of InfuSystem:
•	On September 18, 2007, the Company amended the definitive agreement resulting in a new purchase price of $100 million (subject to working capital adjustments in the definitive agreement) plus a contingent payment right to the Company of up to a maximum of $12 million (the “Earn-Out”). The Earn-Out provides that HAPC will make an additional cash payment (the “Additional Payment”) to the Company of up to $12 million based on the compound annual growth rate (“CAGR”) of HAPC’s net consolidated revenues over the three year period ending December 31, 2010. If HAPC’s net consolidated revenues for the fiscal year ending December 31, 2010 (“FY 2010”) are less than 2.744 times InfuSystem’s 2007 net revenues, excluding InfuSystem’s revenues related to the Company’s ON-Q® product line (the “40% CAGR Target”), no Additional Payment will be due. If HAPC’s net consolidated revenues for FY 2010 equal or exceed 3.375 times InfuSystem’s 2007 net revenues, excluding InfuSystem’s revenues related to the Company’s ON-Q product line (the “50% CAGR Target”), the Company will receive the full $12 million Additional Payment. If HAPC’s net consolidated revenues for FY 2010 are between the 40% and 50% CAGR Targets, the Company will receive an Additional Payment equal to $3 million plus a pro rata portion of the remaining $9 million.

•	On October 19, 2007, the Company purchased approximately 2.8 million shares of common stock of HAPC at $5.97 per share through private transactions with third parties totaling approximately $17 million. With the shares purchased, the Company owns approximately 15% of the issued and outstanding HAPC common stock and disclosed its intentions to vote such shares in favor of the acquisition.

•	On October 22, 2007, because HAPC was unable to obtain the approval of its stockholders of the acquisition by such date, a termination fee of $3.0 million pursuant to the definitive agreement, as amended, became unconditionally due and owing to the Company, regardless of whether or not the transaction was subsequently consummated.

•	On October 24, 2007, the shareholders of HAPC approved the acquisition of InfuSystem. The sale was completed on October 25, 2007 and the Company received the $100 million purchase price at the closing in a combination of (i) cash equal to $67.3 million and (ii) a secured promissory note with a principal amount equal to $32.7 million. In addition to the $67.3 million in cash, the Company at closing received the $3.0 million termination fee discussed above and fees totaling approximately $2.6 million at closing in connection with the secured promissory note, including a facility fee of $1.8 million, ticking fee of approximately $0.7 million and an annual administrative fee of $75,000. The termination fee will be recognized as part of the fain from the sale. Pursuant to the definitive agreement and in connection with the Company’s commitment to the secured promissory note, ticking fees were due and payable to the Company equal to a rate between 0.50% and 1.00% per annum of the maximum amount of the secured promissory note, which was $75 million. The facility and ticking fees will be recorded as deferred finance income and amortized over the life of the secured promissory note. The administrative fee will be recorded as deferred finance income and amortized on a monthly basis over the period of one year. The Company also received reimbursement of approximately $0.9 million by HAPC of certain divestiture expenses incurred by the Company directly resulting from the sale transaction, including legal, audit and other professional fees, pursuant to the definitive agreement. Divestiture expenses were previously recorded in discontinued operations. As a result, the Company will record the reimbursement of divestiture expenses in discontinued operations in the fourth quarter of 2007.
The Company’s current strategic focus for future growth is on the rapidly growing Regional Anesthesia market, with particular emphasis on the Company’s pain relief products marketed under its ON-Q® brand. The Company intends to continue its sales and marketing efforts to further penetrate the United States post-surgical pain relief market with its ON-Q products.
Discontinued Operations of InfuSystem
On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC and on September 18, 2007 amended such agreement on the terms summarized above. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company has reclassified the results of InfuSystem as discontinued operations, reclassifying previously reported results to reflect all prior periods on a comparable basis. Summarized financial information for InfuSystem is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2007	2006	2007	2006

Operating revenues	$7,822	$7,825	$23,528	$23,508
Operating income (1) (2) (3)	2,938	44	8,334	4,429
Income taxes	(897)	(870)	(2,838)	(2,554)
Income (loss) from discontinued operations (1) (2) (3)	2,041	(826)	5,496	1,875

1)	Includes $268,000 and $700,000 of divestiture expenses recorded during the three and nine months ended September 30, 2007, respectively, and $1,661,000 and $1,828,000 of divestiture expenses during the three and nine months ended September 30, 2006, respectively.

2)	In accordance with SFAS 144, the Company ceased recognizing depreciation expense for all fixed assets recorded in discontinued operations beginning in the fourth quarter of 2006

3)	Includes the effect of the favorable ruling by the Michigan Tax Tribunal relating to InfuSystem’s use tax liability. The Company reversed in discontinued operations during the second quarter of 2007, the accrued tax liability, accrued interest expense and cumulative increases to gross fixed assets and total expenses in the amounts of $1,466,000, $267,000, $1,347,000 and $924,000 (consisting of $657,000 of cost of sales and $267,000 of interest expense), respectively. See Note 8 on Commitments and Contingencies.
The sale was completed on October 25, 2007 and the Company received the $100 million purchase price at the closing in a combination of (i) cash equal to $67.3 million and (ii) a secured promissory note with a principal amount equal to $32.7 million. With the disposition of InfuSystem, the Company expects operating revenues to decrease and operating loss to increase on a consolidated basis. As a result, the Company expects cash flows from operating activities to decrease overall. For the nine months ended September 30, 2007, cash flows from InfuSystem’s operating activities provided $4.8 million. The Company expects the decrease in cash flows from operating activities to be partially offset by an increase in interest income from the investment of cash proceeds and from the secured promissory note payable to the Company by HAPC totaling $32.7 million. Cash flow from investing activities is expected to increase due to less spending on property acquisitions and an increase in short-term investments from the proceeds from the sale of InfuSystem. During the nine months ended September 30, 2007, cash flows from InfuSystem’s investing activities used $2.4 million.
Results of Operations
Revenue
Net product sales from continuing operations increased 19%, or $4.4 million, to $28.2 million for the three months ended September 30, 2007 from $23.8 million for the three months ended September 30, 2006 and increased 23%, or $15.5 million, to $81.6 million for the nine months ended September 30, 2007 from $66.1 million for the nine months ended September 30, 2006.
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
Regional Anesthesia product revenues increased 32%, or $5.4 million, to $22.3 million for the three months ended September 30, 2007 from $17.0 million for the three months ended September 30, 2006 and increased 34%, or $16.2 million, to $64.5 million for the nine months ended September 30, 2007 from $48.3 million for the nine months ended September 30, 2006. This increase was primarily due to increased clinical usage of the ON-Q PainBuster® Post-Operative Pain Relief System and C-bloc® Continuous Nerve Block System by surgeons in the United States. Revenue from the C-bloc Continuous Nerve Block System increased 159%, or $2.8 million, to $4.5 million and 152%, or $6.5 million, to $10.8 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in the prior year primarily due to improved customer awareness of clinical efficacy and favorable reimbursement from third parties. Other Regional Anesthesia products include the Soaker® Catheter and the SilverSoaker™ Catheter.
Sales of IV Infusion Therapy products, which include the Company’s intravenous elastomeric pumps, mechanical infusion devices and disposables, decreased 14%, or $0.9 million, to $5.9 million for the three months ended September 30, 2007 from $6.8 million for the three months ended September 30, 2006 and decreased 4%, or $0.7 million, to $17.1 million for the nine months ended September 30, 2007 from $17.9 million for the nine months ended September 30, 2006. The decrease for the three months ended September 30, 2007 was primarily due to decreased unit sales of IV Infusion Therapy products to B. Braun Medical Inc., a domestic distributor. The decrease for the nine months ended September 30, 2007 was primarily due to decreased unit sales to international distributors, offset in part from increased unit sales to B. Braun Medical Inc. The Company also has a distribution agreement with B. Braun Medical S.A., a manufacturer and distributor of pharmaceuticals and infusion products, to distribute the

Company’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa.
Cost of Revenues
Cost of revenues from continuing operations increased 8%, or $0.6 million, to $7.5 million for the three months ended September 30, 2007 from $6.9 million for the three months ended September 30, 2006 and increased 20%, or $3.6 million, to $21.8 million for the nine months ended September 30, 2007 from $18.3 million for the nine months ended September 30, 2006. These increases were primarily due to higher sales volume.
As a percentage of net product sales, product cost of revenues decreased three percentage points for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and decreased one percentage point for the nine months ended September 30, 2007 compared to the same period in the prior year. The decreases in product cost of revenues are primarily due to the increase in revenue from the higher-margin Regional Anesthesia products and a decrease in revenue from the lower-margin IV Infusion Therapy products resulting in a favorable sales mix.
Selling and Marketing Expenses
Selling and marketing expenses from continuing operations increased 25%, or $3.4 million, to $17.2 million for the three months ended September 30, 2007 from $13.8 million for the three months ended September 30, 2006 and increased 24%, or $10.3 million, to $52.6 million for the nine months ended September 30, 2007 from $42.3 million for the nine months ended September 30, 2006.
For the three months ended September 30, 2007, the increase in selling and marketing expenses from continuing operations was primarily attributable to increases in commissions ($1.3 million), compensation and related expenses ($1.0 million), travel and entertainment expenses ($0.5 million), consulting fees ($0.1 million), and advertising and promotions expense ($0.1 million). For the nine months ended September 30, 2007, the increase in selling and marketing expenses from continuing operations was also primarily attributable to increases in commissions ($3.7 million), compensation and related expenses ($3.2 million), travel and entertainment expenses ($1.3 million), consulting fees ($0.7 million), advertising and promotions expense ($0.4 million) and rebates ($0.3 million).
The increases in selling and marketing expenses for the three and nine months ended September 30, 2007 described above were primarily due to costs related to the realignment and expansion of the Company’s direct sales force in the United States. In a transaction effective January 1, 2002, I-Flow re-acquired from Ethicon Endo-Surgery, Inc. the contractual rights to distribute ON-Q products on a direct basis. Since that time, ON-Q revenues have increased rapidly, and the Company’s primary strategy in the Regional Anesthesia market has been to rapidly increase market awareness of the clinical and economic advantages of ON-Q technology through a combination of clinical studies, sales force expansion and marketing programs. The increases in commissions, compensation and related expenses and travel and entertainment expenses were directly related to the increase in revenue, an increase in the number of quota-carrying sales representatives, and the changes in the Company’s direct sales force and sales management.
As a percentage of net revenues, selling and marketing expenses increased by approximately three percentage points for the three months ended September 30, 2007 versus the same period in the prior year primarily because the increase in selling and marketing expenses as described above outpaced the increase in net revenues. The percentage for the nine months ended September 30, 2007 was comparable to the same period in the prior year.
General and Administrative Expenses
General and administrative expenses from continuing operations increased 11%, or $0.4 million, to $4.3 million for the three months ended September 30, 2007 from $3.9 million for the three months ended September 30, 2006 and increased 33%, or $3.2 million, to $13.0 million for the nine months ended September 30, 2007 from $9.8 million for the nine months ended September 30, 2006.
For the three months ended September 30, 2007, the increase was primarily attributable to an increase of approximately $0.5 million in non-cash stock-based compensation expense related to the amortization of deferred compensation in accordance with SFAS 123R. For the nine months ended September 30, 2007, the increase was primarily attributable to increases in compensation and related expenses ($0.9 million), non-cash stock-based compensation expense related to the amortization of deferred compensation in accordance with SFAS 123R ($1.0 million), bad debt expense ($0.4 million), accounting fees ($0.3 million) and legal fees ($0.3 million).
As a percentage of net revenues, general and administrative expenses decreased by approximately one percentage point for the three months ended September 30, 2007 versus the same period in the prior year primarily because net revenue increased at a rate that outpaced the increase in general and administrative expenses described above. As a percentage of net revenues, general and administrative expenses increased by approximately one percentage point for the nine months ended September 30, 2007 versus the same period in the prior year primarily because the increase in general and administrative expenses as described above outpaced the increase in net revenues.
Product Development Expenses
Product development expenses from continuing operations include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses decreased 9%, or $58,000, to $559,000 for the three months ended September 30, 2007 from $617,000 for the three months ended September 30, 2006 and increased 6%, or $99,000, to $1,863,000 for the nine months ended September 30, 2007 from $1,764,000 for the nine months ended September 30, 2006. The decrease during the three months ended September 30, 2007 was primarily due to decreases in consulting and supplies expenses. The increase during the nine months ended September 30, 2007 was primarily due to an increase in compensation and related expenses that resulted from an increase in the number of headcount. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market.
Interest Income, Net
Interest income, net of interest expense, from continuing operations increased 6%, or $14,000, to $266,000 for the three months ended September 30, 2007 from $252,000 for the three months ended September 30, 2006 and increased 18%, or $123,000, to $790,000 for the nine months ended September 30, 2007 from $667,000 for the nine months ended September 30, 2006. The increases during the three and nine months ended September 30, 2007 compared to the same periods in the prior year were primarily due to increased investment income from higher rates of return on the Company’s cash equivalents and short-term investments and higher investment balances.
Income Taxes
Income tax benefit from continuing operations decreased $15.3 million to $0.3 million for the three months ended September 30, 2007 from $15.6 million for the three months ended September 30, 2006 and decreased $14.6 million to $2.4 million for the nine months ended September 30, 2007 from $17.0 million for the nine months ended September 30, 2006. The Company’s effective tax benefit rates for continuing operations for the three and nine months ended September 30, 2007 were 24.8% and 33.9%, respectively, compared to rates of 1,324.6% and 318.7% for the three and nine months ended September 30, 2006, respectively. The decrease for the three and nine months ended September 30, 2007 was primarily due to a partial release of the valuation allowance for deferred tax assets with an incremental tax benefit of approximately $15.5 million during the three and nine months ended September 30, 2006. The partial release of the valuation allowance during each of the three and nine months ended September 30, 2006 was consistent with the guidance in SFAS No. 109, Accounting for Income Taxes, which addresses financial accounting for deferred tax assets. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it is more likely than not, based on available evidence, that projected future taxable income will be insufficient to recover the deferred tax assets. Due to the pending sale of InfuSystem to HAPC, management believed it was more likely than not that the Company would realize the benefits of the existing net deferred tax asset. In the event the Company is unable to operate at a profit and unable to generate sufficient future taxable income, it would be required to increase the valuation allowance against all of its deferred tax assets.
During the three and nine months ended September 30, 2006, the Company also established a $850,000 deferred tax liability on the consolidated balance sheet in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-17, Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary that is

Accounted for as a Discontinued Operation (“EITF 93-17”). EITF 93-17 requires that the deferred tax impact of the excess of the financial reporting basis over the tax basis of the parent’s investment in a subsidiary be recognized when it is apparent that the temporary difference will reverse in the foreseeable future. In accordance with EITF 93-17, the Company recorded an adjustment to discontinuing operations for the tax effect of the financial reporting basis in the stock of InfuSystem which exceeds the tax basis. This difference and related deferred tax liabilities associated with discontinued operations will reverse upon closing of the sale of InfuSystem to HAPC.
Liquidity and Capital Resources
During the nine-month period ended September 30, 2007, cash used in operating activities from continuing operations was $0.3 million compared to cash used in continuing operations of $5.3 million for the same period in the prior year. The decrease in cash used in operating activities is primarily due to a decrease in accounts receivable resulting from improved collections, an increase in other liabilities and higher operating income, net of non-cash items (including the partial release of the valuation allowance for deferred tax assets with an incremental tax benefit of approximately $15.5 million during the nine months ended September 30, 2006), offset in part by an increase in the payments of accrued payroll and related expenses due to the timing of payments. During the nine-month period ended September 30, 2007, cash provided by operating activities from discontinued operations was $4.8 million compared to $5.7 million for the same period in the prior year. The decrease in cash provided by operating activities was primarily due to a decrease in accounts payable and accrued payroll and related expenses and a decrease in operating income, net of non-cash items, offset in part by a decrease in accounts receivable.
During the nine-month period ended September 30, 2007, cash provided by investing activities from continuing operations was $8.9 million compared to cash used in investing activities from continuing operations of $2.9 million for the same period in the prior year. The increase in cash provided by investing activities was primarily due to an increase in the net proceeds from the maturities of investments and a decrease in the purchase of investments, offset in part by an increase in property additions. During the nine-month period ended September 30, 2007, cash used in investing activities from discontinued operations was $2.4 million compared to cash used in investing activities of $1.7 million for the same period in the prior year. The increase in cash used was primarily due to an increase in property additions from the purchase of electronic infusion pumps.
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
During the nine-month period ended September 30, 2007, cash provided by financing activities from continuing operations was $3.5 million compared to cash provided by financing activities of $1.0 million for the same period in the prior year. The increase in cash provided by financing activities was due to an increase in proceeds from the exercise of stock options, offset in part by the shares purchased by the Company related to employee payroll tax withholdings from the vesting of certain restricted stock and restricted stock units.
As of September 30, 2007, the Company’s continuing operations had cash and cash equivalents of $24.8 million, short-term investments of $7.8 million, net accounts receivable of $17.8 million and net working capital of $59.8 million. As of September 30, 2007, the Company’s discontinued operations had cash and cash equivalents of $1.0 million, net accounts receivable of $8.0 million and net working capital of $4.5 million.
On October 19, 2007, the Company purchased approximately 2.8 million shares of common stock of HAPC at $5.97 per share through private transactions with third parties totaling approximately $17 million. Funds from the Company’s working capital were used to purchase the common stock of HAPC. With the shares purchased, the Company owns approximately 15% of the issued and outstanding HAPC common stock and disclosed its intentions to vote such shares in favor of the acquisition. On October 22, 2007, because HAPC was unable to obtain the approval of its stockholders of the acquisition by such date, a termination fee of $3.0 million pursuant to the definitive agreement, as amended, became unconditionally due and owed to the Company, regardless of whether or not the transaction was subsequently consummated. On October 24, 2007, the shareholders of HAPC approved the acquisition of InfuSystem. The sale was completed on October 25, 2007 and the Company received the $100 million purchase price at the closing in a combination of (i) cash equal to $67.3 million and (ii) a secured promissory note with a principal amount equal to $32.7 million. In addition to the $67.3 million in cash, the Company also received the $3.0 million termination fee, fees totaling approximately $2.6 million at closing in connection with the secured promissory note, including a facility fee of $1.8 million, ticking fees of approximately $0.7 million and an annual administrative fee of $75,000, and reimbursement of approximately $0.9 million of certain divestiture expenses previously incurred by the Company directly resulting from the sale transaction, including legal, audit and other professional fees. With the proceeds from the sale of InfuSystem, the Company intends to continue its strategic focus on the Regional Anesthesia market and increase its sales and marketing efforts to further penetrate the United States post-surgical pain relief market with its ON-Q products.
Management believes the current funds, including the proceeds received from the sale of InfuSystem, together with possible borrowings on the existing line of credit and other bank loans, are sufficient to provide for the Company’s projected needs to maintain operations for at least the next 12 months. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.
The Company has a $10.0 million working capital line of credit with Silicon Valley Bank. The line of credit facility initially expired on April 28, 2007. Effective July 16, 2007, the Company renewed the line of credit facility on substantially the same terms as originally established between the Company and Silicon Valley Bank and extended the term of the credit facility to July 14, 2008. The Company is able to borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at either Silicon Valley Bank’s prime rate (7.75% at September 30, 2007) or LIBOR plus 2.75%, at the Company’s option.
The Company’s line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to the amount of adjusted net losses and satisfaction of a quick ratio test. The Company believes it was in material compliance with all such covenants as of September 30, 2007.
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares were to be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program was terminated earlier by the board of directors. The program expired on July 27, 2006. A total of 285,776 shares were repurchased and retired under this program at a weighted-average purchase price of $11.99 per share. No shares were repurchased during the nine months ended September 30, 2007 or 2006. Also, in connection with its 2001 Plan, the Company may repurchase shares of common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock and restricted stock units. No shares were purchased during the nine months ended September 30, 2006. A summary of the Company’s repurchase activity for the nine months ended September 30, 2007 is as follows:

			Total Number of	Dollar Value of
			Shares Purchased	Shares That May Yet
			Under the Stock	Be Purchased Under
	Total Number of	Average Price Paid	Repurchase Program	the Stock Repurchase
2007	Shares Purchased (1)	Per Share	(2)	Program (2)
January 1 — January 31	64,974	$15.66	—	$—
February 1 — February 28	29,780	16.17	—	—
March 1 — March 31	—	—	—	—
April 1 — April 30	—	—	—	—
May 1 — May 31	—	—	—	—
June 1 — June 30	—	—	—	—
July 1 — July 31	—	—	—	—
August 1 — August 31	—	—	—	—
September 1 — September 30	—	—	—	—

Total	94,754	$15.83	—	$—

(1)	The total number of shares purchased includes shares delivered to or withheld by the Company in connection with employee payroll tax withholding upon vesting of restricted stock and restricted stock units. All such shares were retired.

(2)	The stock repurchase program authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The program expired on July 27, 2006. No shares were repurchased under the stock repurchase program during the nine months ended September 30, 2007.
The Company had no material changes outside the normal course of business in the contractual obligations and commercial commitments disclosed in Item 7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, under the caption “Contractual Obligations and Commercial Commitments.” As of September 30, 2007, the Company had no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).
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
Critical Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates included in the Company’s 2006 Form 10-K.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The Company’s financial instruments include cash and cash equivalents and short-term investments. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.
The principal objective of the Company’s asset management activities is to maximize net investment income while maintaining acceptable levels of credit and interest rate risk and facilitating its funding needs. At September 30, 2007, the carrying values of the Company’s financial instruments approximated fair values based on current market prices and rates. Approximately 73% of the Company’s cash equivalents and short-term investments have maturity dates of 90 days or less from the date acquired and approximately 27% have maturity dates of greater than 90 days but not more than 365 days. The Company is susceptible to market value fluctuations with regard to the Company’s short-term investments. However, due to the relatively short maturity period of those investments and based on their highly liquid nature, the risk of material market value fluctuations is not expected to be significant.
Foreign Currency
The Company has a subsidiary in Mexico. As a result, the Company is exposed to potential transaction gains and losses resulting from fluctuations in foreign currency exchange rates. The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.
Item 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.
As reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 ( the “10-K”), and as further discussed therein, as part of the annual audit process, a material weakness was identified in the Company’s internal control over financial reporting related to the accounting for income taxes. As described in the 10-K, during the first fiscal quarter of 2007 the Company took remedial actions to enhance its internal control over financial reporting related to the accounting for income taxes to address the material weakness identified for the fiscal year ended December 31, 2006. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
As of November 7, 2007, the Company was involved in legal proceedings in the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management, any resulting future liability will not have a material adverse effect on I-Flow Corporation and its subsidiaries, taken as a whole.
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
As of September 30, 2007, our accumulated deficit was approximately $26.8 million. We had net income of $0.8 million for the nine months ended September 30, 2007 and $13.7 million for the year ended December 31, 2006, which was primarily due to an incremental tax benefit of $16.8 million from the release of the valuation allowance for deferred tax assets. However, we incurred net losses of $8.4 million for the year ended December 31, 2005. We may not achieve or maintain profitability from operations in the future, and further losses may arise. Further, the sale of InfuSystem may increase losses in the future since that operation has historically enjoyed significant income.
We may need to raise additional capital in the future to fund our operations. We may be unable to raise funds when needed or on acceptable terms.
During the nine months ended September 30, 2007, our operating activities used cash from continuing operations of $0.3 million and our investing activities provided cash from continuing operations of $8.9 million. As of September 30, 2007, we had in our continuing operations cash and equivalents of $24.8 million, short-term investments of $7.8 million and net accounts receivable of $17.8 million. We believe our current funds, including the proceeds received from the sale of InfuSystem, together with possible borrowings on our existing lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to reduce our operations or seek additional financing. Furthermore, financing may not be available when needed and may not be on terms acceptable to us. In addition, the anticipated sale of InfuSystem is expected to provide us with additional cash from proceeds at the closing of the sale. However, the amount of the cash portion of the proceeds cannot be determined with certainty and there is no assurance the transaction will be completed.
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
In this regard, for example, there has been discussion in the orthopedic community over the possibility that the infusion of a local anesthetic into the joint space via a pain pump may contribute to a condition called chondrolysis. This condition, which to our knowledge has mostly been present after certain shoulder surgeries, may cause the deterioration of the cartilage in the joint months after the surgery. The authors of papers in the relevant medical literature have identified a variety of possible causes of chondrolysis including: thermal capsulorraphy; radiofrequency treatment; prominent hardware; gentian violet; chlorhexidine; methylmethacrylate; intra-articular (within the joint) administration of bupivacaine with epinephrine and intra-articular administration of bupivacaine without epinephrine; but there does not appear to be scientific evidence available yet sufficient to identify the actual cause. It should be noted, however, that these authors have not cited any evidence suggesting the extra-articular (outside the joint) administration of bupivacaine as a possible cause. For shoulder surgeries, we believe most surgeons today are administering bupivacaine extra-articularly or having an anesthesiologist administer a continuous nerve block (e.g., ON-Q C-bloc). We believe the use of our pump in shoulder surgeries to administer bupivacaine administered intra-articularly only accounts for an insignificant portion of our total revenues. Therefore, should it later be proven that bupivacaine administered intra-articularly causes chondrolysis in certain patients, we do not believe the loss of sales from pumps used intra-articularly will have a significant impact to our total revenue.
A significant portion of our sales is to customers in foreign countries. We may lose revenues, market share, and profits due to exchange rate fluctuations and other factors related to our foreign business.
For the three and nine months ended September 30, 2007, sales to customers in foreign countries comprised approximately 15% and 13% of our revenues from continuing operations, respectively. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.

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
For the three months ended September 30, 2007, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 8% and 4% of the Company’s total revenues from continuing operations, respectively. For the nine months ended September 30, 2007, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 6% and 7% of the Company’s total revenues from continuing operations, respectively. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical Inc. could cause a material decline in our overall sales and a material adverse effect on our business.
RISK FACTORS RELATED SPECIFICALLY TO OUR COMMON STOCK
The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.
Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the three months ended September 30, 2007 was approximately 383,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.
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
Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding options and warrants may be resold pursuant to currently effective registration statements. As of September 30, 2007, there were:

•	24,160,349 shares of common stock that are freely tradable in the public markets;

•	561,074 shares of restricted stock that are subject to outstanding awards under our 2001 Equity Incentive Plan;

•	185,109 shares of common stock underlying outstanding warrants which have been registered for resale under a Registration Statement on Form S-3 (Registration No. 333-109096); and

•	an aggregate of 3,424,694 shares of common stock that are subject to outstanding awards under our various equity incentive plans, including shares of restricted stock units and stock options.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares were to be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program was terminated earlier by the board of directors. A total of 285,776 shares were repurchased and retired under this program at a weighted-average price of $11.99 per share. No shares were repurchased during the three months ended September 30, 2007.
Item 6. EXHIBITS
The Exhibit Index included herewith is incorporated herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-FLOW CORPORATION
Date: November 7, 2007	/s/ Donald M. Earhart
Donald M. Earhart
Chairman, President and Chief Executive Officer (On behalf of the registrant)

Date: November 7, 2007	/s/ James R. Talevich
James R. Talevich
Chief Financial Officer (As principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

2.1	Stock Purchase Agreement, dated October 28, 2004, by and between Integra LifeSciences Corporation and I-Flow Corporation (1)

2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation (2)

2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. (3)

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

2.10	Memorandum of Intent dated as of September 12, 2007 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (16)

2.11
Amendment No. 4 dated as of September 18, 2007 to the Stock Purchase Agreement dated as of September 29, 2006, as amended by Amendment No. 1 dated as of April 30, 2007, an Amendment No. 2 dated as of June 29, 2007 and an Amendment No. 3 dated as of July 31, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (17)

2.12	Further Agreement Regarding Project Iceland dated as of October 17, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (18)

2.13
Acknowledgement and Agreement dated as of October 8, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc., Iceland Acquisition Subsidiary, Inc., Sean D. McDevitt and Philip B. Harris (18)

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

4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

Exhibit No.	Exhibit

4.6	Form of Warrant, dated September 4, 2003 (1)

4.7	Form of Registration Rights Agreement, dated September 4, 2003 (1)

10.1	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation, dated as of July 16, 2007 (14)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 4, 2006.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 1, 2007.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 2, 2007.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 19, 2007.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 31, 2007.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 13, 2007.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 19, 2007.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 19, 2007.