Form 10-K
period 2007-12-31
I FLOW CORP /DE/
filed 2008-03-17
CIK 857728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-18338

I-FLOW CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0121984
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20202 Windrow Drive, Lake Forest, CA (Address of Principal Executive Offices)	92630 (Zip Code)

Registrant’s telephone number, including area code:
(949) 206-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value Rights to Purchase Preferred Stock	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 29, 2007 (the last trading day of the second fiscal quarter) was $362,110,004, based on a closing price of $16.74 on the Nasdaq Global Market on such day. The number of shares of the registrant’s common stock outstanding at March 14, 2008 was 25,313,402.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this annual report on Form 10-K is incorporated by reference to portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on May 22, 2008, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2007.

PART I

Item 1.	Business.

The Company

I-Flow Corporation (the “Company” or “I-Flow”) is improving surgical outcomes by designing, developing and marketing technically-advanced, low-cost drug delivery systems and innovative surgical products for post-surgical pain relief and surgical site care. The Company’s products are used in hospitals, home and other settings, including free-standing surgery centers and physicians’ offices.

Since it began in 1985, I-Flow has established a reputation in the medical and health care industry as an innovator in drug delivery technology. Through product advancements and strategic acquisitions, the Company has emerged as a leader in post-surgical pain relief, offering highly effective therapies that deliver superior outcomes for physicians and their patients. I-Flow’s ON-Q® brand products provides reliable and simple post-surgical pain relief that eliminates many of the side effects customarily associated with narcotics. ON-Q patients generally recover more rapidly after surgery, which results in shorter hospital stays and reduced costs.

I-Flow currently manufactures and sells the ON-Q line of proprietary, compact, portable infusion pumps, catheters and pain kits that automatically administer local anesthetic (a pain-numbing medicine) directly to or near the surgical site or near an adjacent nerve or nerve bundle. The Company also manufactures a line of disposable infusion pumps used to administer chemotherapies, antibiotics and other medications. The Company has continued to introduce into the market reliable, lightweight, portable infusion pumps which enable patients to live ambulatory and, therefore, more productive lifestyles. I-Flow sells and distributes its products throughout the United States, Canada, Europe, Asia, Mexico, Brazil, Australia, New Zealand and the Middle East.

The Company was incorporated in the State of California in 1985. In 2001, the Company changed its state of incorporation to Delaware by merging into a wholly owned subsidiary incorporated in Delaware. The Company’s corporate offices are located at 20202 Windrow Drive, Lake Forest, California 92630. I-Flow’s telephone number is (949) 206-2700 and its website is www.iflo.com.

Recent Developments

The Company is seeking to expand its strategic focus to include general surgical site care management in addition to its leadership position in regional anesthesia for post-surgical pain management. To that end, on December 13, 2007, the Company announced that it entered into a binding letter of intent to acquire AcryMed Incorporated (“AcryMed”), a privately held Oregon-based developer of innovative infection control and wound healing products. The agreement contemplated the merger of a new subsidiary of the Company into AcryMed, with AcryMed being the surviving corporation as a wholly owned subsidiary of the Company. AcryMed shareholders will receive approximately $25 million in cash from the Company in the merger. The Company completed the acquisition of AcryMed on February 15, 2008.

AcryMed developed the proprietary nanoparticle treatment process for the silver coating on the Company’s ON-Q SilverSoakertm Antimicrobial Catheters with SilvaGard® and has been treating the catheters since the Company developed the product line in 2005. AcryMed will also manufacture for the Company a new line of transparent silver-coated dressings, which the Company expects to bring to market in the first half of 2008. In addition to providing silver coating for the Company’s products, AcryMed is active in researching and developing new wound care technologies and has licensed a portion of these technologies to third parties for a range of infection control and wound care products.

AcyrMed’s patent portfolio consists of a total of 66 worldwide issued and pending patents, including 16 United States patents. In addition, their scientific staff includes four Ph.D.s and ten other scientists who have made AcryMed a leader in silver antimicrobial technologies. As part of the acquisition, Dr. Bruce Gibbins, AcryMed’s Founder, Chief Technology Officer and Chairman, Mr. Jack McMaken, AcryMed’s Chief Executive Officer and President, and Mr. John Calhoun, AcryMed’s Chief Financial Officer entered into new, full-time employment agreements to actively continue AcryMed’s ongoing business and development.

Acquisitions and Divestitures

On October 25, 2007, the Company completed the sale of InfuSystem, Inc. (“InfuSystem”) to InfuSystem Holdings, Inc., formerly known as HAPC, Inc. (“HAPC”) for $100 million in the form of (i) cash equal to $67.3 million and (ii) a secured promissory note with a principal amount equal to $32.7 million. InfuSystem was a wholly owned subsidiary of I-Flow and primarily engages in the rental of infusion pumps on a month-to-month basis for the treatment of cancer.

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

The Company’s Products

I-Flow offers health care professionals an array of technically-advanced cost-effective drug delivery devices and innovative surgical products. The Company’s flagship business is focused on improving surgical outcomes and is led by the ON-Q brand which provides significantly better post-surgical pain relief than today’s standard of care, narcotics, and improved surgical site care. The Company’s management has chosen to organize the enterprise around differences in products, which is the level at which the Company’s management regularly reviews operating results to make decisions about resource allocation and segment performance. The Company’s products are predominately assembled from common subassembly components in a single integrated manufacturing facility, and operating results are reviewed by management on a combined basis including all products as opposed to several operating segments. The Company believes it is most meaningful for the purposes of revenue analyses, however, to group the product lines into two markets representing specific clinical applications — Regional Anesthesia and Intravenous (“IV”) Infusion Therapy.

The following table sets forth a summary of the Company’s revenues by market from our continuing operations, expressed as percentages of the Company’s total net revenues for each fiscal year:

Net Revenues by Market Segment	2007	2006	2005

Regional Anesthesia	77%	73%	69%
IV Infusion Therapy	23%	27%	31%

Regional Anesthesia

Pain Relief Kits

I-Flow’s line of pain relief kits comprise the ON-Q PainBuster® Post-Operative Pain Relief System, the ON-Q Soaker® Catheter, the ON-Q SilverSoaker® Catheter with SilvaGard and the ON-Q C-bloc® Continuous Nerve Block System. ON-Q is the market leader in continuous post-surgical pain relief systems — commonly referred to as “pain pumps” or “pain relief pumps”. ON-Q PainBuster consists of a small balloon pump that holds local anesthetic (a pain-numbing medicine) and delivers it automatically through its proprietary ON-Q SilverSoaker catheter, treated with an antimicrobial silver agent called SilvaGard, to provide even distribution of the local anesthetic over a wide area. ON-Q is the only pain relief pump to include an antimicrobial catheter and the first and only to document an infection reduction capability.

ON-Q is labeled to significantly reduce pain better than narcotics alone and to significantly reduce narcotics intake after surgery. ON-Q was upheld as a best practice for post-surgical pain relief and its widespread use was encouraged as part of a in an independent study published in the prestigious Journal of American College of Surgeons. Currently, more than 60 studies on the use of ON-Q have been completed and published or presented, and more research is being conducted to explore the benefits of ON-Q in such areas as infection prevention, combination therapies (e.g., local anesthetic and antibiotic mixtures, a combination of a local anesthetic and an anti-inflammatory), pediatrics and chronic pain. Medicare recognizes ON-Q as a payable covered benefit and therefore medically necessary.

ON-Q offers continuous local pain relief, which is considered to be one of the most ideal treatments for post-surgical pain. This therapy represents a significant improvement over traditional methods of post-surgical pain relief because fewer narcotics, which have negative side effects, are used. The ON-Q clinical studies have shown that, when it is used to treat post-surgical pain, average pain scores are lower, less narcotics are used for pain control and the average length of hospital stays are decreased.

A major research study reported at last year’s 47th Annual Interscience Conference on Antimicrobial Agents & Chemotherapy, commonly referred to as ICAAC, showed a more than 50 percent reduction in infection rates and a more than two day reduction in hospital length of stay when ON-Q PainBuster with ON-Q SilverSoaker Catheter with SilvaGard was used, versus traditional narcotic therapy, to treat pain following colorectal surgeries.

More information on the benefits of ON-Q is available at www.AskYourSurgeon.com.

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

Non-Electric IV Bag Delivery Systems

I-Flow’s non-electric products provide a safe and easy-to-use system for controlled infusion. Pumps in this category are drug delivery systems that consist of a reusable mechanical infuser and specially designed administration sets. The pumps provide precise delivery of medications that require slow and continuous infusion. I-Flow’s products in this area include the Paragon® ambulatory infusion pumps.

Sales and Distribution

During the six years that the Company has been marketing the ON-Q product line through its direct sales representatives, I-Flow has significantly expanded its product line and distribution capabilities to establish itself as a leading participant in the Regional Anesthesia market. Management believes that this expansion, coupled with the Company’s innovations in pain management and infusion technologies, has placed I-Flow in a position for future potential growth.

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

The alternate site health care industry has generally supported the need for ambulatory infusion devices. An ambulatory pump enables a patient to leave the hospital earlier, making it attractive to cost-conscious hospitals and to patients who favor home treatment. I-Flow’s sales in the IV Infusion Therapy market include the Company’s intravenous elastomeric pumps, mechanical infusion devices and disposables products.

The Company currently distributes its products in the United States through its internal sales force as well as through a number of national and regional medical product distributors. The Company relied on regional United States medical product distributors for approximately 3% of its revenue from continuing operations during the year ended December 31, 2007.

The Company has exclusive United States distribution rights to the ON-Q PainBuster, and has been selling the Company’s products through its direct sales organization since January 1, 2002. As of December 31, 2007, 2006 and 2005, the Company had approximately 320, 280 and 250 employees, respectively, in its sales organization. The

Company’s sales organization is comprised of inside and outside salespeople, nurses, customer service representatives and sales management. In 2004, the Company changed the name of its ON-Q Post-Operative Pain Relief System and PainBuster Pain Management System to ON-Q PainBuster Post-Operative Pain Relief System to consolidate the brand identity of its products.

In 1998, the Company entered into an agreement with B. Braun Medical S.A. (France), a manufacturer and distributor of pharmaceuticals and infusion products, to distribute I-Flow’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The agreement is renewable on an annual basis. For the years ended December 31, 2007, 2006 and 2005, sales to B. Braun Medical S.A. accounted for 7%, 9% and 10% of the Company’s total revenues from continuing operations, respectively. The Company entered into a separate agreement with B. Braun Medical Inc., a national United States distributor, to distribute I-Flow’s elastomeric pumps to B. Braun Medical Inc.’s IV Infusion Therapy customers in the United States. The agreement is currently scheduled to expire on December 31, 2008. For each of the years ended December 31, 2007, 2006 and 2005, sales to B. Braun Medical Inc. accounted for 8% of the Company’s total revenues from continuing operations.

The Company also sells several of its products into the international market and has agreements with distributors in a number of countries. Currently, the Company sells its products through distributors in Australia, the Benelux Countries, Brazil, Canada, England, France, Germany, Greece, Israel, Italy, Japan, Korea, Mexico, New Zealand, Spain and Sweden. Aggregate revenues from countries outside of the United States represented approximately 13%, 17% and 18% of the Company’s total revenues from continuing operations for the years ended December 31, 2007, 2006 and 2005, respectively. The Company does not have any capital investments in any foreign operations except for its manufacturing and assembly plant in Mexico.

Total revenues attributable to each geographic area in which the Company has sales is as follows:

Sales to Unaffiliated Customers:	2007	2006	2005
	(Amounts in thousands)

United States	$100,790	$78,136	$59,214

Europe	$12,371	$12,840	$10,497
Asia/Pacific Rim	2,085	1,362	1,328
Other	1,228	1,244	1,080

All Foreign Countries in the Aggregate	$15,684	$15,446	$12,905

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

Backlog

The Company did not have a significant backlog of unfilled orders as of December 31, 2007 or December 31, 2006.

Product Development

The Company has focused its product development efforts on products in post-operative pain relief and ambulatory infusion systems markets. In the years ended December 31, 2007, 2006 and 2005, the Company incurred expenses of approximately $2.7 million, $2.4 million and $2.5 million, respectively, for product development.

Patents and Trademarks

The Company has filed patent applications in the United States for substantially all of its products. The Company has also filed for intellectual property right protection in all foreign countries for products from which it expects significant revenue. As of December 31, 2007, the Company held approximately 200 patents, including approximately 50 United States patents and approximately 150 foreign patents. The Company’s patents generally expire between 2008 to 2025. Significant patents on the Company’s elastomeric balloon pump design and Soaker Catheter expire in 2012 and 2019, respectively. Management is unaware of any limitations on the Company’s intellectual property that would have a material adverse effect on the Company.

All of the Company’s product names are either licensed as registered trademarks or have trademark applications pending.

There can be no assurance that pending patent or trademark applications will be approved or that any patents will provide competitive advantages for the Company’s products or will not be challenged or circumvented by competitors or others.

Government Regulation

The testing, manufacture and commercialization of the Company’s products are subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration (“FDA”) and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other matters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request a recall, repair, replacement or refund of the cost of any device manufactured or distributed in the United States if the device is deemed to be unsafe. The Company initiated two voluntary product recalls in 2006 and one voluntary recall in 2007. Product recalls in 2006 involved package labeling errors and were isolated to specific lots that were shipped. The product recall in 2007 involved component assembly error and was isolated to specific lots. Final disposition with the FDA has occurred for all product recalls in 2006 and 2007. The Company believes that the impact of the two product recalls was insignificant and did not have a material impact to its financial condition and results of operations.

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

Employees

As of February 29, 2008, the Company and its subsidiaries, including AcryMed, had a total of approximately 470 full-time employees in the United States and approximately 500 employees in Mexico. None of the Company’s employees in the United States or Mexico are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good. From time to time, the Company also uses temporary employees. These temporary employees are usually engaged to manufacture the Company’s products.

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

RISK FACTORS RELATING TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE

We have experienced net losses in prior periods. Future losses are possible.

We had net income of $41.2 million for the year ended December 31, 2007, which was primarily due to the sale of InfuSystem. We incurred a loss from continuing operations, net of tax, of $9.0 million during the year ended December 31, 2007. We had net income of $13.7 million for the year ended December 31, 2006, which was primarily due to an incremental tax benefit of $16.8 million from the release of the valuation allowance for deferred tax assets. We incurred net losses of $8.4 million and $17.1 million for the years ended December 31, 2005 and 2004, respectively. We may not achieve or maintain profitability from operations in the future, and further losses may arise. Further, the sale of InfuSystem may increase losses in the future since that operation had historically enjoyed significant income.

We have invested substantial resources into the sales and marketing of the ON-Q PainBuster. If this product does not achieve significant clinical acceptance or if our direct sales strategy is not successful, our financial condition and operating results will be adversely affected.

Our current strategy assumes that the ON-Q PainBuster will be used in a significant number of surgical cases, ultimately becoming the standard of care for many common procedures. We have invested, and continue to invest, a substantial portion of our resources to establish and maintain a direct sales force to sell and market ON-Q. During the years ended December 31, 2007 and 2006, we invested approximately $70.8 million and $56.4 million, respectively, in the sales and marketing of ON-Q. A failure of ON-Q to achieve and maintain a significant market presence, or the failure to successfully implement our direct sales strategy, will have a material adverse effect on our financial condition and results of operations.

We have recently acquired AcryMed in an effort to expand our strategic focus to include general surgical site care management. If we are unsuccessful in integrating AcryMed’s operations with our own, or if we fail to successfully develop and commercialize AcryMed’s technologies, our results of operations may be adversely affected.

On February 15, 2008, we completed the acquisition of Oregon-based AcryMed for approximately $25.0 million in cash. We will need to successfully integrate AcryMed’s operations with our own, including the need to retain and motivate AcryMed’s key executives and scientific staff. In addition, we will be seeking to further develop and commercialize AcryMed’s infection control and wound healing technologies and broaden our strategic focus to include general surgical site care management. Difficulties in achieving this integration or expanding our strategic plans, including the development of new technologies and sales of new products through our direct sales force, could adversely impact our management’s focus as well as our financial condition and results of operations.

If one or more of our products proves to be defective or is misused by a health care practitioner, we may be subject to claims of liability that could adversely affect our financial condition and the results of our operations.

A defect in the design or manufacture of our products, or a failure of our products to perform for the use that we specify, could have a material adverse effect on our reputation in the industry and subject us to claims of liability for injuries and otherwise. Misuse of our product by a practitioner or patient that results in injury could similarly subject us to claims of liability, including claims concerning chondrolysis as described in greater detail below. As we have grown, the number of product liability claims made against us has increased. We currently have in place product liability insurance in the aggregate amount of $10 million for liability losses, including legal defense costs. Any substantial underinsured loss would have a material adverse effect on our financial condition and results of operations. Furthermore, any impairment of our reputation could have a material adverse effect on our sales, revenue and prospects for future business.

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

Hospitals, alternate care site providers and physicians are heavily dependent on payment for their services by private insurers and governmental agencies. Changes in the reimbursement system could adversely affect our participation in the industry. Our ON-Q products fall into the general category of infusion devices and related disposable products with regard to reimbursement issues. The majority of reimbursements are not paid directly to us. Rather, health care providers will often request that their patients’ health insurance providers provide them with some form of reimbursement for the disposables that are consumed in the patients’ therapy.

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

In the ordinary course of business, management frequently makes subjective judgments with respect to complying with the Food, Drug and Cosmetic Act, as well as other applicable state, local and foreign laws. If any of the applicable regulatory agencies disagrees with our interpretation of, or objects to the manner in which we have attempted to comply with, the applicable law, we could be subjected to substantial civil and criminal penalties and a recall, seizure or injunction with respect to the manufacture or sale of our products. These types of actions against us or our products could have a material adverse effect on our financial condition and results of operations.

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

The majority of our products are manufactured and assembled by our Block Medical subsidiary. We may encounter difficulties as a result of the uncertainties inherent in doing business in a foreign country, including economic, political and regulatory uncertainties. If there are difficulties or problems in our Mexico facility, or other disruptions in our production and delivery process affecting product availability, these difficulties could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our proprietary technology and the patents, copyrights and trademarks that protect our products. If competitors are able to independently develop products of equivalent or superior capabilities, the results of our operations could be adversely impacted.

We rely substantially on proprietary technology and capabilities. We have filed patent applications in the United States for substantially all of our products. We have also filed for intellectual property rights protection in all foreign countries for products from which we expect significant revenue. As of December 31, 2007, we held approximately 200 patents, including approximately 50 United States patents and approximately 150 foreign patents. Our patents generally expire between 2008 and 2025. Significant patents on our elastomeric balloon pump and Soaker Catheter expire in 2012 and 2019, respectively. Without sufficient intellectual property protection, our competitors may be able to sell products identical to ours and cause a downward pressure on the selling price of our products.

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

For the years ended December 31, 2007 and 2006, sales to customers in foreign countries comprised approximately 13% and 17% of our revenues from continuing operations, respectively. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.

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

For the year ended December 31, 2007, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 7% and 8% of the Company’s total revenues from continuing operations, respectively. For the year ended December 31, 2006, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 9% and 8% of the Company’s total revenues from continuing operations, respectively. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical Inc. could cause a material decline in our overall sales and a material adverse effect on our business.

We may need to raise additional capital in the future to fund our operations. We may be unable to raise funds when needed or on acceptable terms.

As of December 31, 2007, we had in our continuing operations cash and equivalents of $78.6 million, short-term investments of $24.9 million and net accounts receivable of $22.4 million. We believe our current funds, together with possible borrowings on our existing lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to reduce our operations or seek additional financing. Furthermore, financing may not be available when needed and may not be on terms acceptable to us.

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

Our financial results could be adversely impacted by recording impairment losses or incurring capital losses on stock sales in connection with our ownership of HAPC common stock.

In October 2007, we purchased approximately 2.8 million shares of common stock of InfuSystem Holdings, Inc., formerly known as HAPC, Inc. (“HAPC”), at $5.97 per share through private transactions with third parties totaling approximately $17 million in connection with the then-pending sale of InfuSystem. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we must periodically determine whether a decline in fair value of HAPC common stock below our cost basis is other-than-temporary. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is to be written down to fair value and the amount of the write-down is to be included in earnings. For the year ended December 31, 2007, we recognized an other-than-temporary impairment of $6.1 million on our HAPC common stock, recorded the impairment loss and established a new cost basis in ownership position of the HAPC common stock. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006 — Impairment Loss on Investments.” We continue to hold approximately 2.8 million shares of HAPC common stock. If the fair value of HAPC common stock declines further and the decline is determined to be other-than-temporary, or if we sell shares of HAPC at lower than our current cost basis, any resulting impairment charges under SFAS 115 or capital loss on sale of the shares would have an adverse effect on our net income or increase our net losses.

Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and our stock price.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. Section 404 also requires our independent registered public accounting firm to attest to, and to report on, the effectiveness of our internal control over financial reporting. Our management evaluated our internal control over financial reporting in order to comply with Section 404 and concluded that our internal control over financial reporting was not effective in the years ended December 31, 2006 and 2004. Our independent registered public accounting firm also expressed an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2006 and 2004. We have since resolved the material weaknesses, but if we fail to implement and maintain adequate internal control over financial reporting in the future, as such standards are modified, supplemented or amended from time to time, we cannot provide assurance that we or our independent registered public accounting firm will be able to conclude in the future that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain a system of effective internal control over financial reporting, it could have a material adverse effect on our business and our stock price.

RISK FACTORS RELATED SPECIFICALLY TO OUR COMMON STOCK

The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.

Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the three months ended December 31, 2007 was approximately 175,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.

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

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding options and warrants may be resold pursuant to currently effective registration statements. As of December 31, 2007, there were:

•	24,412,463 shares of common stock that are freely tradable in the public markets;

•	561,074 shares of restricted stock that are subject to outstanding awards under our 2001 Equity Incentive Plan;

•	165,009 shares of common stock underlying outstanding warrants which have been registered for resale under a Registration Statement on Form S-3 (Registration No. 333-109096); and

•	an aggregate of 3,107,924 shares of common stock that are subject to outstanding awards under our various equity incentive plans, including shares of restricted stock units and stock options.

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

In the future, our common stock may be removed from listing on the Nasdaq Global Market and may not qualify for listing on any stock exchange, in which case it may be difficult to find a market in our stock.

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

The Company’s headquarters are located in Lake Forest, California, where the Company leases a 66,675 square foot building. The Company entered into a lease in 1997 for the building with a total of 51,000 square feet and a term of ten years. During 2006, the Company amended the lease to add an additional 15,675 square feet of space and extended the term for an additional three years. The Company has the option to extend the lease for an additional five years, which the Company currently intends to exercise.

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

Additionally, the Company’s newly acquired subsidiary purchased in February 2008, AcryMed, entered into a lease in April 2007 for a 20,334 square foot building in Beaverton, Oregon for general office, manufacturing laboratory and warehouse use. The lease expires in July 2012 and AcryMed has two renewal options of three years each. AcryMed also entered into one additional lease in November 2007 for 1,335 square feet of additional warehouse space. The lease is month-to-month and can be terminated upon 30 days notice.

The Company believes that its facilities are adequate to meet its current needs.

Item 3.	Legal Proceedings.

As of March 17, 2008, the Company was involved in legal proceedings, including product liability claims, in the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management any resulting future liability will not have a material adverse effect on the Company and its subsidiaries, taken as a whole.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the three months ended December 31, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the executive officers of the Company as of March 17, 2008. There are no family relationships between any of the executive officers or directors of the Company. The executive officers are chosen annually at the first meeting of the board of directors following the annual meeting of stockholders and, subject to the terms of any employment agreement, serve at the will and pleasure of the board of directors.

Name	Age	Position

Donald M. Earhart	63	President, Chief Executive Officer and Chairman of the Board
James J. Dal Porto	54	Executive Vice President, Chief Operating Officer, Director and Secretary
James R. Talevich	57	Chief Financial Officer and Treasurer

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

	High	Low

2006
1st Quarter	$16.64	$12.86
2nd Quarter	$14.10	$10.82
3rd Quarter	$12.80	$10.10
4th Quarter	$15.71	$12.77
2007
1st Quarter	$16.92	$13.60
2nd Quarter	$17.47	$14.03
3rd Quarter	$20.86	$16.52
4th Quarter	$19.77	$14.75

American Stock Transfer & Trust Company is the transfer agent for the Company’s common stock. As of February 29, 2008, the Company had approximately 289 stockholders of record.

The Company has not paid, and does not currently expect to pay in the foreseeable future, cash dividends on its common stock.

Information About Our Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to shares of the Company’s common stock that may be issued under its equity compensation plans.

			Weighted-	Number of Securities
			Average Exercise	Remaining Available for
	Number of Securities		Price of	Future Issuance Under
	to be Issued Upon		Outstanding	Equity Compensation
	Exercise of		Options,	Plans (Excluding
	Outstanding Options,		Warrants and	Securities Reflected in
Plan Category	Warrants and Rights (A)		Rights	Column (A))

Equity compensation plans approved by security holders	3,102,924	(1)	$8.85	2,519,517	(2)
Equity compensation plans not approved by security holders	5,000	(3)	$15.20	—	(4)

(1)	Includes 595,000 shares of restricted stock units with no exercise price and outstanding options, totaling 2,507,924 shares, to purchase shares of the Company’s common stock under: (a) the 1992 Non-Employee Director Stock Option Plan; (b) the 1996 Stock Incentive Plan; and (c) the I-Flow Corporation 2001 Equity Incentive Plan.

(2)	All shares of common stock that remain available for future issuance are under the I-Flow Corporation 2001 Equity Incentive Plan.

(3)	Includes options to purchase 5,000 shares of the Company’s common stock issued to Thomas Winters, M.D. to acquire the non-exclusive rights to utilize intellectual property owned by Dr. Winters, including registered United States patents. Dr. Winters was not, at the time, an employee, director or consultant to the Company.

(4)	No shares available for future issuance. The Company’s 2001 Restricted Stock Plan and 2003 Restricted Stock Plan have both been terminated.

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the five years ended December 31, 2007 with The Nasdaq Stock Market Composite Index and the Surgical and Medical Instruments and Apparatus Industry Index (SIC Code 3841). The graph assumes that $100 was invested on December 31, 2002 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
I-Flow Corporation	$100.00	$892.31	$1,168.59	$937.18	$958.33	$1,011.54
Industry Index	100.00	147.95	173.33	190.30	200.58	255.03
Nasdaq Market Index	100.00	150.84	164.13	167.86	185.16	204.70

Item 6.	Selected Financial Data.

The following selected consolidated financial data as of December 31, 2006 and 2007 and for the years ended December 31, 2005, 2006 and 2007 has been derived from the Company’s audited consolidated financial statements, is not necessarily indicative of the expectations of results for future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 2003, 2004 and 2005 and for the years ended December 31, 2003 and 2004 have been derived from the Company’s consolidated financial statements not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands, except per share amounts)

Consolidated Statements of Operations Data:(1)(2)
Net product sales	$116,474	$93,582	$72,119	$51,796	$34,021
Cost of revenues	32,025	26,267	19,662	15,703	13,285

Gross profit	84,449	67,315	52,457	36,093	20,736
Operating expenses:
Selling and marketing	71,928	57,731	49,899	41,199	17,450
General and administrative	17,664	15,012	16,269	10,637	6,153
Product development	2,657	2,436	2,549	2,779	2,361

Total operating expenses	92,249	75,179	68,717	54,615	25,964

Operating loss	(7,800)	(7,864)	(16,260)	(18,522)	(5,228)
Impairment loss on investment	(6,118)	—	—	—	—
Interest and other income, net	2,425	933	937	525	(31)

Loss from continuing operations before income taxes	(11,493)	(6,931)	(15,323)	(17,997)	(5,259)
Income tax provision (benefit)	(2,500)	(17,561)	(2,334)	2,050	(2,015)

Income (loss) from continuing operations, net of tax	(8,993)	10,630	(12,989)	(20,047)	(3,244)

Discontinued operations:
Income from discontinued operations, net of tax	4,825	3,044	4,584	2,937	1,418
Gain on sale of discontinued operations, net of tax	45,396	—	—	—	2,283

Net income (loss)	$41,228	$13,674	$(8,405)	$(17,110)	$457

Per share of common stock, basic:
Income (loss) from continuing operations, net of tax	$(0.37)	$0.47	$(0.58)	$(0.97)	$(0.20)
Income from discontinued operations, net of tax	0.20	0.13	0.20	0.14	0.09
Gain on sale of discontinued operations, net of tax	1.90	—	—	—	0.14

Net income (loss)	$1.73	$0.60	$(0.38)	$(0.83)	$0.03

Per share of common stock, diluted:
Income (loss) from continuing operations, net of tax	$(0.37)	$0.44	$(0.58)	$(0.97)	$(0.20)
Income from discontinued operations, net of tax	0.20	0.13	0.20	0.14	0.09
Gain on sale of discontinued operations, net of tax	1.90	—	—	—	0.14

Net income (loss)	$1.73	$0.57	$(0.38)	$(0.83)	$0.03

Weighted-average common shares outstanding:
Basic	23,889	22,887	22,397	20,628	16,384
Diluted	23,889	24,071	22,397	20,628	16,384

Consolidated Balance Sheet Data:(1)(2)
Working capital	$117,187	$56,548	$49,733	$57,948	$31,467
Total assets	188,655	112,146	82,953	84,430	51,896
Long-term obligations	6,402	—	—	—	—
Net stockholders’ equity	$155,576	$92,004	$70,049	$73,219	$44,773

(1)	In October 2007, the Company completed its sale of InfuSystem to HAPC. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company has reclassified the results from InfuSystem as discontinued operations, reclassifying previously reported results to reflect all prior periods on a comparable basis. See Note 4 of Notes to Consolidated Financial Statements.

In November 2003, the Company sold Spinal Specialties, Inc., a wholly owned subsidiary. The operations of Spinal Specialties have been excluded from continuing operations in the year ended December 31, 2003.

(2)	In 2006, the Company recorded a release of the valuation allowance for deferred tax assets with an incremental tax benefit of approximately $16.8 million. The income tax benefit was consistent with the guidance in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which addresses financial accounting for deferred tax assets. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it is more likely than not, based on available evidence, that projected future taxable income will be insufficient to recover the deferred tax assets. Due to the then-pending sale of InfuSystem to HAPC, management believed it was more likely than not that the Company would realize the benefits of the existing net deferred tax asset at December 31, 2006. In the event the Company is unable to operate at a profit and unable to generate sufficient future taxable income, it would be required to increase the valuation allowance against all of its deferred tax assets.

The Company recorded a full valuation allowance against its deferred tax assets in the fourth quarter of 2004.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2007	Mar. 31	June 30	Sept. 30	Dec. 31(1)
	(Amounts in thousands, except per share amounts)

Total revenues	$24,306	$29,075	$28,231	$34,862
Gross profit	18,018	21,021	20,730	24,680
Loss from continuing operations before income taxes	(3,500)	(2,366)	(1,123)	(4,504)
Loss from continuing operations, net of tax	(2,207)	(1,570)	(845)	(4,371)
Income (loss) from discontinued operations, net of tax	1,286	2,169	2,004	(634)
Gain on sale of discontinued operations, net of tax	—	—	—	45,396
Net income (loss)	(921)	599	1,159	40,391
Per share of common stock — basic and diluted:
Loss from continuing operations, net of tax	(0.09)	(0.06)	(0.03)	(0.18)
Net income (loss)	(0.04)	0.03	0.05	1.66
Weighted-average common shares — basic and diluted	23,550	23,694	24,010	24,304

2006	Mar. 31	June 30	Sept. 30(2)	Dec. 31

Total revenues	$19,901	$22,435	$23,813	$27,433
Gross profit	14,579	16,419	16,877	19,440
Loss from continuing operations before income taxes	(2,653)	(1,504)	(1,177)	(1,597)
Income (loss) from continuing operations, net of tax	(1,911)	(840)	14,414	(1,033)
Income (loss) from discontinued operations, net of tax	1,429	1,273	(826)	1,168
Net income (loss)	(482)	433	13,588	135
Per share of common stock — basic:
Income (loss) from continuing operations	(0.08)	(0.04)	0.62	(0.04)
Net income (loss)	(0.02)	0.02	0.58	0.01
Per share of common stock — diluted:
Income (loss) from continuing operations, net of tax	(0.08)	(0.04)	0.59	(0.04)
Net income (loss)	(0.02)	0.02	0.55	0.01
Weighted-average common shares — basic	22,701	23,346	23,429	23,124
Weighted-average common shares — diluted	22,701	23,346	24,544	23,124

(1)	In October 2007, the Company completed its sale of InfuSystem to HAPC. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company has reclassified the results from InfuSystem as discontinued operations, reclassifying previously reported results to reflect all prior periods on a comparable basis. See Note 4 of Notes to Consolidated Financial Statements.

(2)	In 2006, the Company recorded a release of the valuation allowance for deferred tax assets with an incremental tax benefit of approximately $16.8 million. The income tax benefit was consistent with the guidance in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which addresses financial accounting for deferred tax assets. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it is more likely than not, based on available evidence, that projected future taxable income will be insufficient to recover the deferred tax assets. Due to the then-pending sale of InfuSystem to HAPC, management believed it was more likely than not that the Company would realize the benefits of the existing net deferred tax asset at September 30, 2006 and December 31, 2006. In the event the Company is unable to operate at a profit and unable to generate sufficient future taxable income, it would be required to increase the valuation allowance against all of its deferred tax assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s current opinions about trends and factors that may impact future operating results. Statements that use words such as “may,” “will,” “should,” “believes,” “predicts,” “estimates,” “projects,” “anticipates” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to material risks, assumptions and uncertainties, which could cause actual results to differ materially from those currently expected, and readers are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, the Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include, among others: physician acceptance of infusion-based therapeutic regimens; implementation of the Company’s direct sales strategy; successful integration of the Company’s recent acquisition of AcryMed Incorporated and further development and commercialization of AcryMed’s technologies; potentially inadequacy of insurance to cover product liability claims; dependence on the Company’s suppliers and distributors; the Company’s continuing compliance with applicable laws and regulations, such as the Medicare Supplier Standards and Food, Drug and Cosmetic Act, and the Medicare’s and FDA’s concurrence with management’s subjective judgment on compliance issues; the reimbursement system currently in place and future changes to that system; product availability, acceptance and safety; competition in the industry; technological changes; intellectual property challenges and claims; economic and political conditions in foreign countries; currency exchange rates; inadequacy of booked reserves; and reliance on the success of the home health care industry. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

Overview

The Company is improving surgical outcomes by designing, developing and marketing technically advanced, low cost drug delivery systems and innovative surgical products for post-surgical pain relief and surgical site care. The Company previously focused on three distinct markets: Regional Anesthesia, IV Infusion Therapy, and Oncology Infusion Services. The Company’s products are used in hospitals, ambulatory surgery centers, physicians’ offices and patients’ homes. Revenue from the Oncology Infusion Services market was generated by InfuSystem, Inc. (“InfuSystem”), a wholly owned subsidiary of the Company. InfuSystem primarily engages in the rental of infusion pumps on a month-to-month basis for the treatment of cancer. On October 25, 2007, the Company completed the sale of InfuSystem to InfuSystem Holdings, Inc., formerly known as HAPC, Inc. (“HAPC”). See “Discontinued Operations of InfuSystem” below for further discussion on the sale of InfuSystem.

The Company’s current strategic focus for future growth is on the rapidly growing Regional Anesthesia market, with particular emphasis on the Company’s pain relief products marketed under its ON-Q® brand. The Company intends to continue its sales and marketing efforts to further penetrate the United States post-surgical pain relief market with its ON-Q products.

The Company is also seeking to expand its strategic focus to include general surgical site care management in addition to its leadership position in Regional Anesthesia for post-surgical pain management. To that end, on December 13, 2007, the Company announced that it entered into a binding letter of intent to acquire AcryMed Incorporated (“AcryMed”), a privately held Oregon-based developer of innovative infection control and wound healing products. The agreement contemplated the merger of a new subsidiary of the Company into AcryMed, with AcryMed being the surviving corporation as a wholly owned subsidiary of the Company. AcryMed shareholders will receive approximately $25.0 million in cash from the Company in the merger. The Company completed the acquisition of AcryMed on February 15, 2008.

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

On October 19, 2007, the Company purchased approximately 2.8 million shares of common stock of HAPC at $5.97 per share through private transactions with third parties totaling approximately $17 million. With the shares purchased as of that date, the Company owned approximately 15% of the issued and outstanding HAPC common stock and disclosed its intentions to vote such shares in favor of the acquisition. As of November 13, 2007, the latest date reported by HAPC, the 2.8 million shares held by the Company constitute approximately 16.5% of the issued and outstanding common stock of HAPC.

On October 22, 2007, because HAPC was unable to obtain the approval of its stockholders of the acquisition by such date, a termination fee of $3.0 million pursuant to the definitive agreement, as amended, became unconditionally due and owing to the Company, regardless of whether or not the transaction was subsequently consummated.

On October 24, 2007, the shareholders of HAPC approved the acquisition of InfuSystem. The sale was completed on October 25, 2007 and the Company received the $100 million purchase price at the closing in a combination of (i) cash equal to $67.3 million and (ii) a secured promissory note with a principal amount equal to $32.7 million. In addition to the $67.3 million in cash, the Company at closing received the $3.0 million termination fee discussed above and fees totaling approximately $2.6 million at closing in connection with the secured promissory note, including a facility fee of $1.8 million, a ticking fee of approximately $0.7 million and an annual administrative fee of $75,000. The termination fee is recognized as part of the gain from the sale. Pursuant to the definitive agreement and in connection with the Company’s commitment to the secured promissory note, ticking fees were due and payable to the Company equal to a rate between 0.50% and 1.00% per annum of the maximum amount of the secured promissory note, which was $75.0 million. The facility and ticking fees are recorded as deferred finance income and amortized over the life of the secured promissory note. The administrative fee is recorded as deferred finance income and amortized on a monthly basis over the period of one year. The Company also received reimbursement of approximately $0.9 million by HAPC of certain divestiture expenses incurred in the current and prior years by the Company directly resulting from the sale transaction, including legal, audit and other professional fees, pursuant to the definitive agreement. The reimbursement of divestiture expenses is recorded in discontinued operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we have reclassified the results of InfuSystem as discontinued operations, reclassifying previously reported results to reflect all prior periods on a comparable basis. Summarized financial information for InfuSystem is as follows:

	Year Ended December 31,
	2007(1)(2)	2006(2)	2005
	(Amounts in thousands)

Operating revenues	$25,001	$31,716	$28,525

Operating income	$7,764	$7,007	$7,445
Income taxes	2,939	3,963	2,861

Income from discontinued operations	$4,825	$3,044	$4,584

(1)	Includes financial results for InfuSystem for the period January 1, 2007 through October 25, 2007, which was the date the sale of InfuSystem was consummated.

(2)	InfuSystem recorded approximately $2,090,000 of divestiture expenses during the year ended December 31, 2006. In October 2007, at the closing of the sale of InfuSystem, the Company received reimbursement of approximately $946,000 by HAPC of certain divestiture expenses incurred in 2006 and 2007 by the Company directly resulting from the sale transaction, including legal, audit and other professional fees. Since the reimbursement of $946,000 included payments for services incurred for 2006, divestiture expenses recorded during the year ended December 31, 2007 resulted in a net credit of approximately $245,000.

Consolidated Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues

Net product sales from continuing operations increased 24%, or $22.9 million, to $116.5 million for the year ended December 31, 2007 from $93.6 million for the year ended December 31, 2006.

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

Regional Anesthesia product revenues increased 32%, or $21.7 million, to $89.6 million for the year ended December 31, 2007 from $67.9 million for the year ended December 31, 2006. This increase was primarily due to increased clinical usage of the ON-Q PainBuster® Post-Operative Pain Relief System and C-bloc® Continuous Nerve Block System by surgeons in the United States. Revenue from the C-bloc Continuous Nerve Block Systems increased 141%, or $9.3 million, to $15.9 million for the year ended December 31, 2007 compared to the prior year, primarily due to improved customer awareness of clinical efficacy and favorable reimbursement from third parties. The average selling price for the year ended December 31, 2007 was comparable to the prior year. Other Regional Anesthesia products include the Soaker® Catheter and the SilverSoakertm Catheter.

Sales of IV Infusion Therapy products, which include the Company’s intravenous elastomeric pumps, mechanical infusion devices and disposables, increased 4%, or $1.1 million, to $26.8 million for the year ended December 31, 2007 from $25.7 million for the year ended December 31, 2006. The increase primarily resulted from increased unit sales of IV Infusion Therapy products to B. Braun Medical Inc., a domestic distributor, offset in part by a decrease in unit sales to international distributors, including B. Braun Medical S.A. (France). The average selling price for the year ended December 31, 2007 was comparable to the prior year. The Company has a distribution agreement with B. Braun Medical S.A., a manufacturer and distributor of pharmaceuticals and infusion products, to distribute the Company’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa.

Cost of Revenues

Cost of revenues from continuing operations increased 22%, or $5.7 million, to $32.0 million for the year ended December 31, 2007 from $26.3 million for the year ended December 31, 2006. The increase was primarily due to higher sales volume. As a percentage of net product sales, product cost of revenues decreased for the year ended December 31, 2007 by approximately one percentage point compared to the prior year. The decrease in cost of revenues is primarily due to the favorable change in sales mix toward high-margin Regional Anesthesia products.

Selling and Marketing Expenses

Selling and marketing expenses from continuing operations increased 25%, or $14.2 million, to $71.9 million for the year ended December 31, 2007 from $57.7 million for the year ended December 31, 2006. This increase was primarily attributable to increases in compensation and related expenses ($4.6 million), commissions ($4.4 million), travel and entertainment expenses ($1.8 million), consulting ($1.2 million), advertising and promotions expenses ($0.7 million), employee training expenses ($0.2 million) and marketing samples ($0.1 million).

As reflected above, the increases in selling and marketing expenses for the year ended December 31, 2007 were primarily due to costs related to the realignment and expansion of the Company’s direct sales force in the United States. In a transaction that was effective as of January 1, 2002, I-Flow re-acquired from Ethicon Endo-Surgery, Inc. the contractual rights to distribute ON-Q products on a direct basis. Since that time, ON-Q revenues have increased rapidly, and the Company’s primary strategy in the Regional Anesthesia market has been to rapidly increase market awareness of the clinical and economic advantages of ON-Q technology through a combination of clinical studies, sales force expansion and marketing programs. The increases in commissions, compensation and related expenses, travel and entertainment expenses, employee training expenses and marketing samples were directly related to the increase in revenue, an increase in the number of quota-carrying sales representatives, and changes in the Company’s direct sales force and sales management. As of December 31, 2007, the Company employed approximately 320 people in its sales organization in support of its ON-Q sales effort compared to 280 people at December 31, 2006, an increase of approximately 14%.

As a percentage of net revenues, selling and marketing expenses decreased by approximately one percentage point for the year ended December 31, 2007 versus the prior year because net revenues increased at a rate that outpaced the increase in selling and marketing expenses described above.

General and Administrative Expenses

General and administrative expenses from continuing operations increased 18%, or $2.7 million, to $17.7 million for the year ended December 31, 2007 from $15.0 million for the year ended December 31, 2006. This increase was primarily attributable to increases in non-cash compensation expense related to the amortization of deferred compensation ($1.3 million), accounting fees ($0.7 million) and legal fees ($0.5 million).

As a percentage of net revenues, general and administrative expenses decreased by approximately one percentage point for the year ended December 31, 2007 versus the prior year because net revenues increased at a rate that outpaced the increase in general and administrative expenses described above.

Product Development Expenses

Product development expenses from continuing operations include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses increased 9%, or $0.2 million, to $2.7 million for the year ended December 31, 2007 from $2.4 million for the year ended December 31, 2006. The increase in expense was primarily due to an increase in the amortization of patents and increase in compensation and related expenses that resulted from an increase in the number of headcount. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market, and these expenses are also expected to increase as a result of the recent acquisition of AcryMed.

Impairment Loss on Investments

For the year ended December 31, 2007, the Company recognized an other-than-temporary impairment of $6.1 million on its investment in HAPC common stock. In October 2007, the Company purchased approximately 2.8 million shares of common stock of HAPC at $5.97 per share through private transactions with third parties totaling approximately $17 million in connection with the then-pending sale of InfuSystem. With the shares purchased as of that date, the Company owned approximately 15% of the issued and outstanding HAPC common stock and disclosed its intentions to vote such shares in favor of the acquisition. As of November 13, 2007, the latest date reported by HAPC, the 2.8 million shares held by the Company constitute approximately 16.5% of the issued and outstanding common stock of HAPC. Since the time the shares of HAPC common stock were purchased by the Company, the share price of HAPC common stock has significantly decreased from the Company’s purchase price of $5.97 per share. As of December 31, 2007, the Company has determined that the decline in the fair value of the investment in HAPC common stock was other than temporary based primarily on the significant decline in the market value and its intent to sell the investment in the short-term. As such, the Company recorded the impairment loss and established a new cost basis in the investment as of December 31, 2007 in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).

Interest and Other Income, Net

Interest and other income, net, from continuing operations increased 160%, or $1.5 million, to $2.4 million for the year ended December 31, 2007 from $0.9 million for the year ended December 31, 2006. The increase was primarily due to increased investment income from higher cash and cash equivalents and short-term investments balances. The Company’s cash and cash equivalents and short-term investments increased by approximately $76.1 million from prior year due to the cash proceeds received from the sale of InfuSystem in October 2007.

Income Taxes

Income tax benefit from continuing operations decreased to $2.5 million for the year ended December 31, 2007 from $17.6 million for the year ended December 31, 2006. The decrease for the year ended December 31, 2007 was due to a release of the valuation allowance for deferred tax assets with an incremental tax benefit of approximately $16.8 million that was recorded during the year ended December 31, 2006. The remaining valuation allowance relates to temporary timing differences that are not currently determined to be more likely than not to be realized. The income tax benefit was consistent with the guidance in SFAS No. 109, Accounting for Income Taxes, which addresses financial accounting for deferred tax assets. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it is more likely than not, based on available evidence, that projected future taxable income will be insufficient to recover the deferred tax assets. In the event the Company is unable to operate at a profit and unable to generate sufficient future taxable income, it would be required to increase the valuation allowance against all of its deferred tax assets.

In the design and improvement of its products, I-Flow incurs research and development costs that qualify for federal and state tax credits. An increase in credits occurred during the current year due to an additional analysis regarding the expenses that qualify for state and federal research and development credits.

The Company’s effective tax rate for the year ended December 31, 2007 was a tax benefit of 21.8% compared to a tax benefit rate of 253.4% for the year ended December 31, 2006. The change in the effective tax rate is primarily the result of the valuation allowance release for the year ended December 31, 2006, which allowed a majority of the Company’s deferred tax assets to be recognized.

Consolidated Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Revenue

Net product sales from continuing operations increased 30%, or $21.5 million, to $93.6 million for the year ended December 31, 2006 from $72.1 million for the year ended December 31, 2005.

Regional Anesthesia product revenues increased 36%, or $18.0 million, to $67.9 million for the year ended December 31, 2006 from $49.9 million for the year ended December 31, 2005. This increase was primarily due to increased clinical usage of the ON-Q PainBuster Post-Operative Pain Relief System and C-bloc Continuous Nerve Block System by surgeons in the United States and an increase of 11% in the average selling price during the year ended December 31, 2006 compared to the same period in the prior year. The increase in average selling price was due to a favorable shift in the product mix towards products with higher average selling prices, such as the C-bloc Continuous Nerve Block System. Revenue from the C-bloc Continuous Nerve Block System increased 174%, or $4.2 million, to $6.6 million for the year ended December 31, 2006 from $2.4 million in the prior year, primarily due to improved customer awareness of clinical efficacy and favorable reimbursement from third parties.

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

Interest and Other Income, Net

Interest and other income, net, from continuing operations of approximately $0.9 million for the years ended December 31, 2006 and 2005 were comparable.

Income Taxes

Income tax benefit from continuing operations increased to $17.6 million for the year ended December 31, 2006 from $2.3 million for the year ended December 31, 2005. The increase for the year ended December 31, 2006 was due to a release of the valuation allowance for deferred tax assets with an incremental tax benefit of approximately $16.8 million. The remaining valuation allowance relates to temporary timing differences that are not currently determined to be more likely than not to be realized. The income tax benefit was consistent with the guidance in SFAS No. 109, Accounting for Income Taxes, which addresses financial accounting for deferred tax assets. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it is more likely than not, based on available evidence, that projected future taxable income will be insufficient to recover the deferred tax assets. Due to the pending sale of InfuSystem to HAPC, management believed it was more likely than not that the Company would realize the benefits of the existing net deferred tax asset at December 31,

2006. In the event the Company is unable to operate at a profit and unable to generate sufficient future taxable income, it would be required to increase the valuation allowance against all of its deferred tax assets.

In the design and improvement of its products, I-Flow incurs research and development costs that qualify for federal and state tax credits. An increase in credits occurred during 2006 due to an additional analysis regarding the expenses that qualify for state and federal research and development credits.

The Company’s effective tax rate for the year ended December 31, 2006 was a tax benefit of 253.4% compared to a tax benefit rate of 15.2% for the year ended December 31, 2005. The change in the effective tax rate was primarily the result of the valuation allowance release for the year ended December 31, 2006, which allowed a majority of the Company’s deferred tax assets to be recognized.

The Company also established a $850,000 deferred tax liability on the consolidated balance sheet at December 31, 2006 in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-17, Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary that is Accounted for as a Discontinued Operation (“EITF 93-17”). EITF 93-17 requires that the deferred tax impact of the excess of the financial reporting basis over the tax basis of the parent’s investment in a subsidiary be recognized when it is apparent that the temporary difference will reverse in the foreseeable future. In accordance with EITF 93-17, the Company recorded an adjustment to discontinued operations for the tax effect of the financial reporting basis in the stock of InfuSystem which exceeds the tax basis. This difference and related deferred tax liabilities associated with discontinued operations was settled upon closing of the sale of InfuSystem to HAPC.

Liquidity and Capital Resources

During the year ended December 31, 2007, cash provided by operating activities from continuing operations was $26.9 million compared to cash used in operating activities from continuing operations of $5.1 million for the same period in the prior year. The increase in cash provided by operating activities is primarily due to the activities related to the gain on sale of InfuSystem, lower operating loss in the current period from continuing operations, excluding the impairment loss on investment and increases in income taxes payable, accounts payable and accrued payroll and related expenses, offset in part by an increase in accounts receivable.

During the year ended December 31, 2007, cash used in investing activities from continuing operations was $44.4 million compared to cash used in investing activities from continuing operations of $6.6 million for the prior year. The increase in cash used in investing activities was primarily due to the origination of the note receivable of $32.7 million from HAPC in connection with the sale of InfuSystem, an increase in the purchases of investments, including $16.7 million for the purchase of approximately 2.8 million shares of common stock of HAPC, and an increase in capital expenditures, offset in part by the receipt of $2.6 million for deferred financing fees received at the close of the sale of InfuSystem in connection with the note receivable from HAPC, an increase in net proceeds from the maturities of investments and receipt of principal payments from HAPC on the note receivable.

The Company’s investing activities are impacted by sales, maturities and purchases of its short-term investments. The principal objective of the Company’s asset management activities is to maximize net investment income while maintaining acceptable levels of credit and interest rate risk and facilitating its funding needs. Thus, the Company’s policy is to invest its excess cash in highly liquid money market funds, U.S. government agency notes and investment grade corporate bonds and commercial paper. The Company did not invest in any auction-rated securities during the year ended December 31, 2007.

During the year ended December 31, 2007, cash provided by financing activities from continuing operations was $16.3 million compared to cash provided by financing activities of $2.7 million for the prior year. The increase in cash provided by financing activities was due to the excess tax benefit from the exercise of stock options and vested restricted stock and restricted stock units and an increase in the proceeds from the exercise of stock options, offset in part by the shares purchased by the Company related to employee payroll tax withholdings from the vesting of certain restricted stock and restricted stock units.

On December 13, 2007, the Company announced that it entered into a binding letter of intent to acquire AcryMed. AcryMed shareholders will receive approximately $25.0 million in cash from the Company in the merger. The Company completed the acquisition of AcryMed on February 15, 2008.

As of December 31, 2007, the Company’s continuing operations had cash and cash equivalents of $78.6 million, short-term investments of $24.9 million, net accounts receivable of $22.4 million and net working capital of $117.2 million. Management believes the current funds, together with possible borrowings on the existing line of credit and other bank loans, are sufficient to provide for the Company’s projected needs to maintain operations for at least the next 12 months. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.

The Company has a $10.0 million working capital line of credit with Silicon Valley Bank. The line of credit facility initially expired on April 28, 2007. Effective July 16, 2007, the Company renewed the line of credit facility on substantially the same terms as originally established between the Company and Silicon Valley Bank and extended the term of the credit facility to July 14, 2008. The Company is able to borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at either Silicon Valley Bank’s prime rate (7.25% at December 31, 2007) or LIBOR per annum plus 2.75%, at the Company’s option.

The Company’s line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to the achievement of a minimum profitability level and satisfaction of a quick ratio test. As of December 31, 2007, the Company believes that it was in compliance with all related covenants.

On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares were to be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program was terminated earlier by the board of directors. The program expired on July 27, 2006. A total of 285,776 shares were repurchased under this program at a weighted-average purchase price of $11.99 per share and subsequently retired. No shares were repurchased during the years ended December 31, 2007 or 2006. Also, in connection with its 2001 Plan, the Company may repurchase shares of common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock and restricted stock units. No shares were purchased during the year ended December 31, 2006. A summary of the Company’s repurchase activity related to payroll tax withholding for the year ended December 31, 2007 is as follows:

			Total Number of	Dollar Value of
			Shares Purchased	Shares That May Yet
		Average	Under the Stock	Be Purchased Under
	Total Number of	Price Paid	Repurchase Program	the Stock Repurchase
2007	Shares Purchased(1)	per Share	(2)	Program(2)

January 1 — January 31	64,974	$15.66	—	$—
February 1 — February 28	29,780	16.17	—	—
March 1 — March 31	—	—	—	—
April 1 — April 30	—	—	—	—
May 1 — May 31	—	—	—	—
June 1 — June 30	—	—	—	—
July 1 — July 31	—	—	—	—
August 1 — August 31	—	—	—	—
September 1 — September 30	—	—	—	—
October 1 — October 31	—	—	—	—
November 1 — November 30	—	—	—	—
December 1 — December 31	—	—	—	—

Total	94,754	$15.83	—	$—

(1)	The total number of shares purchased includes shares delivered to or withheld by the Company in connection with employee payroll tax withholding upon vesting of restricted stock and restricted stock units.

(2)	In July 2004, the Company’s board of directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The stock repurchase program was extended in May 2005 and expired on July 27, 2006. No shares were repurchased under the stock repurchase program during the year ended December 31, 2007.

On February 21, 2008, the Company’s board of directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock under a new stock repurchase program in the open market or private transactions. See Note 6 of Notes to Consolidated Financial Statements.

Contractual Obligations and Commercial Commitments

As of December 31, 2007, future payments related to contractual obligations and commercial commitments are as follows:

	Payment Due by Period
	Less than	1 to 3	3 to 5	More than
	1 Year	Years	Years	5 Years	Total
	(Amounts in thousands)

Operating Lease Obligations for Facilities	$970	$1,278	$—	$—	$2,248
Purchase Commitments with Suppliers(1)	7,511	—	—	—	7,511

Total Contractual Obligations and Commercial Commitments	$8,481	$1,278	$—	$—	$9,759

(1)	Includes contractual agreements and purchase orders for raw materials, finished goods and services to be incurred in the ordinary course of business, which are enforceable and legally binding.

The contractual obligations listed above excludes $1.5 million in long-term liability recorded in connection with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. The contractual obligations table also excludes $3.7 million in long-term liability that the Company recorded in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, due to its indemnification to HAPC of all taxes imposed on or relating to periods ending on or prior to the closing date of the sale of InfuSystem, which was October 25, 2007. InfuSystem is subject to income tax of multiple state jurisdictions. The tax years 2003 and forward remain open to examination by the major state taxing jurisdictions to which InfuSystem is subject depending on the state taxing authority. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, these amounts are not included in the table above.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return, including a decision whether to file or not to file in a particular jurisdiction. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. See Note 7 of the Notes to Consolidated Financial Statements for additional information, including the effects of the adoption of FIN 48 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, however, the FASB staff has approved a one year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. The Company is currently assessing the impact of the adoption of SFAS 157 and its impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, Business Combinations (“SFAS 141”), but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. SFAS 141(R) will be effective January 1, 2009. Accordingly, the Company will continue to record and disclose business combinations, including the acquisition of AcryMed on February 15, 2008, following SFAS 141 until January 1, 2009. The Company expects SFAS 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

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

Short-Term Investments

The Company considers all highly liquid interest-earning investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Investments with a maturity beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), and are recorded at fair market value based on quoted market prices using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in other comprehensive loss. The Company determined that there was an other-than-temporary impairment on its investment in HAPC common stock as of December 31, 2007 based primarily on the significant decline in the market value and its intent to sell the investment in the short-term and as a result recorded an impairment loss of $6.1 million during the fourth quarter of 2007 and established a new cost basis in the investment as of December 31, 2007 in accordance with SFAS 115. If the fair value of HAPC common stock declines further and the decline is determined to be other-than-temporary, or if the Company sells shares of HAPC at lower than the current cost basis, any resulting impairment charges under SFAS 115 or capital loss on sale of the shares would have an adverse effect on the Company’s net income or increase net losses.

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

In July 2006 the FASB issued FIN 48, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The calculation of our tax liabilities involves dealing with uncertainties in the application of federal and state tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. As a result of these adjustments, our effective tax rate in a given financial statement period could be materially affected.

Stock-Based Compensation

Beginning January 1, 2006, the Company accounts for stock-based compensation in accordance with SFAS 123R. Under the provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents and short-term investments. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.

The principal objective of the Company’s asset management activities is to maximize net investment income while maintaining acceptable levels of credit and interest rate risk and facilitating its funding needs. At December 31, 2007, the carrying values of the Company’s financial instruments approximated fair values based on current market prices and rates. Approximately 74% of the Company’s cash equivalents and short-term investments have maturity dates of 90 days or less from the date acquired and approximately 26% have maturity dates of greater than 90 days but not more than 365 days. The Company is susceptible to market value fluctuations with regard to the Company’s short-term investments. However, due to the relatively short maturity period of those investments and based on their highly liquid nature, the risk of material market value fluctuations is not expected to be significant.

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

Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to			Balance at
	Beginning of	Costs			End of
Classification	Period	and Expenses	Deductions(1)		Period
	(Amounts in thousands)

Year Ended December 31, 2005:
Allowance for doubtful accounts	$2,900	$1,926	$(1,454)		$3,372
Reserve for obsolete inventories	923	232	(76)		1,079
Year Ended December 31, 2006:
Allowance for doubtful accounts	3,372	4,667	(2,966)		5,073
Reserve for obsolete inventories	1,079	73	(61)		1,091
Year Ended December 31, 2007:
Allowance for doubtful accounts	5,073	5,700	(8,811	)(2)	1,962
Reserve for obsolete inventories	1,091	639	(928	)(2)	802

The above schedule represents balances and activity on a consolidated basis, including continuing operations and discontinued operations.

(1)	Deductions in all years reported represent reductions to the reserve accounts and the related asset accounts. Specifically, deductions from the reserve for allowance for doubtful accounts represent the write-off of uncollectible accounts receivable balances. Deductions from the reserve for obsolete inventories represent the write-off and disposal of specific inventory items.

(2)	Includes the write-off of reserve accounts of approximately $6,639,000 and $20,000 for the allowance for doubtful accounts and reserve for obsolete inventories of discontinued operations, respectively, due to the sale of InfuSystem in October 2007.

Selected Quarterly Financial Data

The Selected Quarterly Financial Data is set forth above under the heading “Selected Quarterly Financial Data” on page 20 and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by the Company’s independent registered public accounting firm, as stated in their report which is included herein.

March 17, 2008

(c)	Change in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Except for information concerning our executive officers, which is included in this report under the heading “Executive Officers of the Registrant,” the information required by Item 10 is incorporated by reference to the Company’s proxy statement for its 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2007.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated by reference to the Company’s proxy statement for its 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the Company’s proxy statement for its 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 is incorporated by reference to the Company’s proxy statement for its 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2007.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the Company’s proxy statement for its 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

Page in This
Report

(1) Financial Statements
The documents described in the “Index to Consolidated Financial Statements” are included in this report	38
(2) Financial Statement Schedule included herein:
Schedule II — “Valuation and Qualifying Accounts”	34
All other schedules are omitted, as the required information is inapplicable.
(3) Exhibits
The list of exhibits contained in the accompanying Index to Exhibits is incorporated herein by reference.

(b)	See (a)(3) above.

(c)	There are no financial statements required by Regulation S-X (17 CFR 210) which are or will be excluded from the annual report to shareholders by Rule 14a-3(b).

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
Consolidated Statements of Operations and Comprehensive Operations For the Years Ended December 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedule Schedule II — Valuation and Qualifying Accounts	34
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
I-Flow Corporation
Lake Forest, California:

We have audited the accompanying consolidated balance sheets of I-Flow Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I-Flow Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation FIN No. 48, Accounting for Uncertainty in Income Taxes, in 2007. Also, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006 as a result of adopting Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/  Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Costa Mesa, California
March 17, 2008

I-FLOW CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(Amounts in thousands,
	except share and per
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$78,571	$9,288
Short-term investments	14,379	18,134
Short-term investments — HAPC common stock	10,533	—
Accounts receivable, less allowance for doubtful accounts of $1,962 and $3,405 at December 31, 2007 and 2006, respectively	22,443	18,935
Inventories	13,128	13,611
Prepaid expenses and other current assets	1,267	1,485
Note receivable, HAPC — current	2,044	—
Deferred taxes	1,499	3,260
Current assets — held for sale	—	11,977

Total current assets	143,864	76,690

Property, net	3,318	2,843
Other intangible assets, net	2,586	2,754
Other long-term assets	133	137
Note receivable, HAPC — noncurrent	30,250	—
Deferred taxes	8,504	14,406
Non-current assets — held for sale	—	15,316

Total assets	$188,655	$112,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,570	$4,249
Accrued payroll and related expenses	7,724	7,171
Income taxes payable	12,450	18
Other current liabilities	1,933	1,078
Current liabilities — held for sale	—	7,626

Total current liabilities	26,677	20,142

Other liabilities (Note 7)	6,402	—
Commitments and contingencies (Note 8)
Stockholders’ equity Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 40,000,000 shares authorized, 24,973,537 and 23,900,869 shares issued and outstanding at December 31, 2007 and 2006, respectively	142,197	119,092
Accumulated other comprehensive loss	(207)	(163)
Retained earnings (accumulated deficit)	13,586	(26,925)

Net stockholders’ equity	155,576	92,004

Total liabilities and stockholders’ equity	$188,655	$112,146

See accompanying Notes to Consolidated Financial Statements.

I-FLOW CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands, except per
	share amounts)

Net product sales	$116,474	$93,582	$72,119
Cost of revenues	32,025	26,267	19,662

Gross profit	84,449	67,315	52,457

Operating expenses
Selling and marketing	71,928	57,731	49,899
General and administrative	17,664	15,012	16,269
Product development	2,657	2,436	2,549

Total operating expenses	92,249	75,179	68,717

Operating loss	(7,800)	(7,864)	(16,260)
Impairment loss on investment	(6,118)	—	—
Interest, net	2,425	933	937

Loss from continuing operations before income taxes	(11,493)	(6,931)	(15,323)
Income tax benefit	(2,500)	(17,561)	(2,334)

Income (loss) from continuing operations, net of tax	(8,993)	10,630	(12,989)
Discontinued operations:
Income from discontinued operations, net of tax	4,825	3,044	4,584
Gain on sale of discontinued operations, net of tax	45,396	—	—

Net income (loss)	$41,228	$13,674	$(8,405)

Per share of common stock, basic:
Income (loss) from continuing operations, net of tax	$(0.37)	$0.47	$(0.58)
Income from discontinued operations, net of tax	0.20	0.13	0.20
Gain on sale of discontinued operations, net of tax	1.90	—	—

Net income (loss)	$1.73	$0.60	$(0.38)

Per share of common stock, diluted:
Income (loss) from continuing operations, net of tax	$(0.37)	$0.44	$(0.58)
Income from discontinued operations, net of tax	0.20	0.13	0.20
Gain on sale of discontinued operations, net of tax	1.90	—	—

Net income (loss)	$1.73	$0.57	$(0.38)

Weighted-average shares:
Basic	23,889	22,887	22,397
Diluted	23,889	24,071	22,397

Comprehensive Operations:
Net income (loss)	$41,228	$13,674	$(8,405)
Unrealized gain (loss) on securities	7	96	(32)
Foreign currency translation adjustments	(51)	(17)	80

Comprehensive income (loss)	$41,184	$13,753	$(8,357)

See accompanying Notes to Consolidated Financial Statements.

I-FLOW CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated	Retained
			Other	Earnings
	Common Stock		Comprehensive	(Accumulated
	Shares	Amount	Income (Loss)	Deficit)	Net
	(Amounts in thousands)

Balance, January 1, 2005	22,220	$105,703	$(290)	$(32,194)	$73,219
Exercise of common stock options and warrants and vested restricted stock units	533	1,347			1,347
Stock-based compensation		7,214			7,214
Issuance of stock from stock upward repricing event	162
Purchase and retirement of treasury stock	(286)	(3,425)			(3,425)
Issuance of common stock options for licensing rights		51			51
Unrealized loss on securities			(32)		(32)
Foreign currency translation adjustment			80		80
Net loss				(8,405)	(8,405)

Balance, December 31, 2005	22,629	110,890	(242)	(40,599)	70,049
Exercise of common stock options and warrants and vested restricted stock units	745	2,691			2,691
Stock-based compensation		5,511			5,511
Issuance of restricted stock awards	522
Issuance of stock from stock upward repricing event	5
Unrealized gain on securities			96		96
Foreign currency translation adjustment			(17)		(17)
Net income				13,674	13,674

Balance, December 31, 2006	23,901	119,092	(163)	(26,925)	92,004
Cumulative effect of adjustments from adoption of FIN 48 (Note 7)				(717)	(717)

Balance, January 1, 2007	23,901	119,092	(163)	(27,642)	91,287
Exercise of common stock options and warrants and vested restricted stock units	1,027	7,096			7,096
Tax benefit from exercise of stock options and vested restricted stock and restricted stock units		10,248			10,248
Stock-based compensation		7,261			7,261
Tax shares withheld and retired in connection with vested restricted stock and restricted stock units	(95)	(1,500)			(1,500)
Issuance of restricted stock awards	141
Unrealized gain on securities			7		7
Foreign currency translation adjustment			(51)		(51)
Net income				41,228	41,228

Balance, December 31, 2007	24,974	$142,197	$(207)	$13,586	$155,576

See accompanying Notes to Consolidated Financial Statements.

I-FLOW CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Cash flows from operating activities:
Net income (loss)	$41,228	$13,674	$(8,405)
Income from discontinued operations, net of tax	(4,825)	(3,044)	(4,584)
Gain on sale of discontinued operations, net of tax	(45,396)	—	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	7,663	(17,666)	(1,106)
Stock-based compensation	6,515	5,116	6,129
Impairment loss on investment	6,118	—	—
Excess tax benefit from exercise of stock options and vested restricted stock and restricted stock units	(10,748)	—	—
Depreciation and amortization	1,604	1,432	1,416
Provision for doubtful accounts receivable	730	442	666
Write-off of inventory obsolescence	633	72	232
Loss (gain) on disposal of property	(2)	40	—
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable	(4,238)	(5,954)	(3,004)
Inventories	(150)	(2,154)	(3,622)
Prepaid expenses and other	187	(279)	(409)
Accounts payable and accrued payroll and related expenses	826	3,289	(72)
Income taxes payable	22,680	(210)	146
Other liabilities	4,084	152	218

Net cash provided by (used in) operating activities from continuing operations	26,909	(5,090)	(12,395)
Net cash provided by operating activities of discontinued operations	3,276	8,872	6,519

Net cash provided by (used in) operating activities	30,185	3,782	(5,876)

Cash flows from investing activities:
Origination of note receivable, HAPC	(32,703)	—	—
Repayments on note receivable, HAPC	409	—	—
Receipt of deferred financing fees from note receivable, HAPC	2,586	—	—
Capital expenditures	(1,437)	(1,193)	(583)
Purchase of HAPC common stock	(16,652)	—	—
Purchases of other investments	(18,121)	(19,600)	(18,825)
Maturities of investments	21,884	14,838	37,620
Sale of investments	—	—	1,984
Patents and licensing right acquisitions	(389)	(628)	(1,631)

Net cash provided by (used in) investing activities from continuing operations	(44,423)	(6,583)	18,565
Net cash provided by (used in) investing activities from discontinued operations	67,616	(2,506)	(6,835)

Net cash provided by (used in) investing activities	23,193	(9,089)	11,730

Cash flows from financing activities:
Purchase and retirement of common and treasury stock	(1,500)	—	(3,425)
Proceeds from exercise of stock options and warrants	7,096	2,691	1,347
Excess tax benefit from exercise of stock options and vested restricted stock and restricted stock units	10,748	—	—

Net cash provided by (used in) financing activities from continuing operations	16,344	2,691	(2,078)
Net cash provided by financing activities from discontinued operations	—	—	—

Net cash provided by (used in) financing activities	16,344	2,691	(2,078)

Effect of exchange rates on cash	(51)	(17)	80

Net increase (decrease) in cash and cash equivalents	69,671	(2,633)	3,856
Net (increase) decrease in cash and cash equivalents from discontinued operations	(388)	508	(1,604)
Cash and cash equivalents at beginning of year	9,288	11,413	9,161

Cash and cash equivalents at end of year	$78,571	$9,288	$11,413

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$47	$—

Income tax payments	$333	$286	$305

Tax benefit from exercise of stock options	$10,248	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Property acquisitions	$598	$1,126	$—

See accompanying Notes to Consolidated Financial Statements.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations — I-Flow Corporation (“I-Flow” or the “Company”) was incorporated in California on July 17, 1985. On July 30, 2001, the Company reincorporated in the State of Delaware by merging into a wholly owned subsidiary incorporated in Delaware. The Company designs, develops and markets technically advanced, low cost drug delivery systems and services that are redefining the standard of care by providing life-enhancing, cost-effective solutions for pain relief. The Company’s products are used in hospitals and alternate site settings. I-Flow manufactures a line of compact, portable infusion pumps, catheters and pain kits that administer local anesthetics directly to the wound site. The Company also manufactures a line of disposable infusion pumps used to administer chemotherapies, antibiotics and other medications.

Principles of Consolidation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem, Inc. (“InfuSystem”), a wholly owned subsidiary, to InfuSystem Holdings, Inc., formerly known as HAPC, Inc. (“HAPC”) for $140 million in the form of cash and a secured note, subject to certain purchase price adjustments based on the level of working capital. On September 18, 2007, the Company amended the definitive agreement resulting in a new purchase price of $100 million (subject to working capital adjustments in the definitive agreement) plus a contingent payment right to the Company of up to a maximum of $12 million (the “Earn-Out”). The Earn-Out provides that HAPC will make an additional cash payment (the “Additional Payment”) to the Company of up to $12 million based on the compound annual growth rate (“CAGR”) of HAPC’s net consolidated revenues over the three year period ending December 31, 2010. If HAPC’s net consolidated revenues for the fiscal year ending December 31, 2010 (“FY 2010”) are less than 2.744 times InfuSystem’s 2007 net revenues, excluding InfuSystem’s revenues related to the Company’s ON-Q® product line (the “40% CAGR Target”), no Additional Payment will be due. If HAPC’s net consolidated revenues for FY 2010 equal or exceed 3.375 times InfuSystem’s 2007 net revenues, excluding InfuSystem’s revenues related to the Company’s ON-Q product line (the “50% CAGR Target”), the Company will receive the full $12 million Additional Payment. If HAPC’s net consolidated revenues for FY 2010 are between the 40% and 50% CAGR Targets, the Company will receive an Additional Payment equal to $3 million plus a pro rata portion of the remaining $9 million.

On October 19, 2007, the Company purchased approximately 2.8 million shares of common stock of HAPC at $5.97 per share through private transactions with third parties totaling approximately $17 million. With the shares purchased as of that date, the Company owned approximately 15% of the issued and outstanding HAPC common stock and disclosed its intentions to vote such shares in favor of the acquisition. As of November 13, 2007, the latest date reported by HAPC, the 2.8 million shares held by the Company constitute approximately 16.5% of the issued and outstanding common stock of HAPC.

On October 22, 2007, because HAPC was unable to obtain the approval of its stockholders of the acquisition by such date, a termination fee of $3.0 million pursuant to the definitive agreement, as amended, became unconditionally due and owing to the Company, regardless of whether or not the transaction was subsequently consummated.

On October 24, 2007, the shareholders of HAPC approved the acquisition of InfuSystem. The sale was completed on October 25, 2007 and the Company received the $100 million purchase price at the closing in a combination of (i) cash equal to $67.3 million and (ii) a secured promissory note with a principal amount equal to $32.7 million. In addition to the $67.3 million in cash, the Company at closing received the $3.0 million termination fee discussed above and fees totaling approximately $2.6 million at closing in connection with the secured promissory note, including a facility fee of $1.8 million, a ticking fee of approximately $0.7 million and an annual administrative fee of $75,000. The termination fee is recognized as part of the gain from the sale. Pursuant to the definitive agreement and in connection with the Company’s commitment to the secured promissory note, ticking fees were due and payable to the Company equal to a rate between 0.50% and 1.00% per annum of the maximum amount of the secured promissory note, which was $75 million.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Short-term Investments — The Company considers all highly liquid interest-earning investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Investments with a maturity beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), and are recorded at fair market value based on quoted market prices using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in other comprehensive loss. The Company determined that there was an other-than-temporary impairment on its investment in HAPC common stock as of December 31, 2007 based primarily on the significant decline in the market value and its intent to sell the investment in the short-term and as a result recorded an impairment loss of $6.1 million during the fourth quarter of 2007 and established a new cost basis in the investment as of December 31, 2007 in accordance with SFAS 115.

Inventories — Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of the following as of December 31:

	2007	2006
	(Amounts in thousands)

Raw Materials	$6,534	$7,784
Work in Process	2,056	2,024
Finished Goods	4,538	3,803

Total	$13,128	$13,611

Long-Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS 144, long-lived assets to be held and used are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether an impairment to such value has occurred. The Company has determined that there was no impairment as of December 31, 2007.

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

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

accumulated depreciation are removed from the accounts and any gain or loss is recorded in the current period. Property consisted of the following as of December 31:

	2007	2006
	(Amounts in thousands)

Equipment	$9,215	$8,025
Furniture and fixtures	2,129	1,853
Accumulated depreciation and amortization	(8,026)	(7,035)

Total	$3,318	$2,843

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

As of December 31, 2006, the Company had goodwill of approximately $2.2 million, which was entirely attributable to InfuSystem. Due to the sale of InfuSystem to HAPC in October 2007, no goodwill exists as of December 31, 2007.

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

In 1998, the Company entered into an agreement with B. Braun Medical S.A. (France), a manufacturer and distributor of pharmaceuticals and infusion products, to distribute I-Flow’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The agreement is renewable on an annual basis. For the years ended December 31, 2007, 2006 and 2005, sales to B. Braun Medical S.A. accounted for 7%, 9% and 10% of the Company’s total revenues from continuing operations, respectively. The Company entered into a separate agreement with B. Braun Medical Inc., a national United States distributor, to distribute I-Flow’s elastomeric pumps to B. Braun Medical Inc.’s IV Infusion Therapy customers in the United States. The agreement is currently scheduled to expire on December 31, 2008. For each of the years ended December 31, 2007, 2006 and 2005, sales to B. Braun Medical Inc. accounted for 8% of the Company’s total revenues from continuing operations.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Export sales of medical products represented 13%, 17% and 18% of total revenue from continuing operations for the years ended December 31, 2007, 2006 and 2005, respectively. Total revenue from continuing operations by geographical region is summarized as follows:

Sales to Unaffiliated Customers:	2007	2006	2005
	(Amounts in thousands)

United States	$100,790	$78,136	$59,214
Europe	12,371	12,840	10,497
Asia/Pacific Rim	2,085	1,362	1,328
Other	1,228	1,244	1,080

Total	$116,474	$93,582	$72,119

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

Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized. The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return, including a decision whether to file or not to file in a particular jurisdiction. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. See Note 7 on Income Taxes for additional information, including the effects of the adoption of FIN 48 on the Company’s consolidated financial statements.

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

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The Company adopted SFAS 123R using the modified prospective application transition method. In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized for the year ended December 31, 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Continuing operations:
Selling and marketing	$2,446	$2,373	$1,924
General and administrative	4,069	2,794	5,554

Subtotal	6,515	5,167	7,478

Discontinued operations:
Selling and marketing	116	254	266
General and administrative	630	141	819

Subtotal	746	395	1,085

Total	$7,261	$5,562	$8,563

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

SFAS 123R requires companies to estimate the fair value of equity awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model, which it had previously used for valuation of option-based awards for its pro forma information required under SFAS 123 for periods prior to fiscal 2006. The determination of the fair value of option-based awards using the Black-Scholes model incorporates various assumptions including volatility, expected life of awards, risk-free interest rates and expected dividends. The expected volatility is based on the historical volatility of the price of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and non-employee directors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005

Expected life (in years)	5.0	5.0	5.0
Risk-free interest rate	3.49% – 5.03%	4.53% – 5.07%	3.70% – 4.39%
Volatility	51% – 54%	55% – 57%	58% – 89%
Dividend yield	0.00%	0.00%	0.00%

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

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Excess tax benefits of $10.7 million were attributed to the share-based compensation expense for the year ended December 31, 2007. No excess tax benefits were attributed to the share-based compensation expense for the year ended December 31, 2006.

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

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Stock Options

Options granted under the 2001 Plan become exercisable at such times as determined by the compensation committee of the board of directors or the board of directors itself and expire on various dates up to ten years from the date of grant. Options currently granted to employees generally have an exercise price equal to the market price of the Company’s stock at the date of the grant, with vesting and contractual terms of five years. The Company issues new shares upon the exercise of stock options. The following table provides a summary of the Company’s stock option activity:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise Price	Term	Intrinsic
	of Shares	per Share	(In years)	Value
	(Amounts in thousands, except per share and in year amounts)

Options outstanding at December 31, 2004	3,348	$6.52
Options granted	1,057	$16.87
Options exercised	(460)	$2.85
Options forfeited or expired	(117)	$11.60

Options outstanding at December 31, 2005	3,828	$9.66
Options granted	242	$13.56
Options exercised	(607)	$4.33
Options forfeited or expired	(169)	$14.78

Options outstanding at December 31, 2006	3,294	$10.66
Options granted	160	$15.82
Options exercised	(733)	$9.49
Options forfeited or expired	(208)	$15.34

Options outstanding at December 31, 2007	2,513	$10.97	1.81	$14,374

Options vested and exercisable at December 31, 2007	2,268	$10.58	1.64	$13,945

The above table excludes equity awards granted to sales representatives and sales management with exercise prices below fair market value. Such awards have been included in the restricted stock units table below.

The weighted-average fair value of options granted during the years ended December 31, 2007, 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $8.06 per option, $7.24 per option and $11.40 per option, respectively. The total intrinsic value of options exercised during the year ended December 31, 2007 was $6.4 million. A total of approximately 183,000 shares of unvested options are expected to vest.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information with respect to stock options outstanding for all plans as of December 31, 2007:

Options Outstanding				Options Exercisable
		Weighted-
		Average			Weighted-
	Number	Remaining	Weighted-	Number	Average
	of Shares	Contractual	Average	of Shares	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Price

$ 0.00 - $ 1.28	363,282	2.34	$1.20	363,282	$1.20
$ 1.29 - $ 2.50	129,750	0.10	$2.41	128,857	$2.42
$ 2.51 - $ 3.37	299,132	2.00	$3.37	299,132	$3.37
$ 3.38 - $13.54	146,755	1.49	$10.90	112,800	$10.78
$13.55	628,329	1.01	$13.55	628,329	$13.55
$13.56 - $15.33	252,176	2.81	$14.29	109,816	$14.23
$15.34 - $17.57	98,000	3.43	$16.25	45,000	$16.44
$17.58	575,500	1.94	$17.58	575,500	$17.58
$17.59 - $19.37	19,000	4.14	$18.60	4,000	$18.32
$19.38 - $19.81	1,000	1.91	$19.81	1,000	$19.81

Total	2,512,924	1.81	$10.97	2,267,716	$10.58

Options to purchase 2,519,517 shares of the Company’s common stock were available for grant under the 2001 Plan as of December 31, 2007.

As of December 31, 2007, total unrecognized compensation expense related to unvested stock options from continuing operations was $1.0 million. This expense is expected to be recognized over remaining weighted-average period of 3.59 years.

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

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Year Ended
December 31, 2005
(Amounts in thousands,
except per share amounts)

Net loss — as reported	$(8,405)
Add: Stock-based employee and director compensation included in net income (loss), net of tax	8,549
Deduct: Total stock-based employee and director compensation expense determined under fair value based method for all awards, net of tax	(15,308)

Net loss — pro forma	$(15,164)

Basic and diluted earnings (loss) per share — as reported	$(0.38)

Basic and diluted loss per share — pro forma	$(0.68)

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

	Restricted Stock		Restricted Stock Units
		Weighted-		Weighted-
		Average Grant		Average Grant
	Number of	Date Fair Value	Number of	Date Fair Value
	Shares	per Share	Shares	per Share
	(Amounts in thousands, except per share amounts)

Nonvested shares outstanding at December 31, 2004	—	$—	292	$13.85
Shares issued	—	—	257	15.58
Shares vested or released	—	—	(69)	13.58
Shares forfeited	—	—	(154)	14.96

Nonvested shares outstanding at December 31, 2005	—	—	326	14.74
Shares issued	522	13.89	449	13.69
Shares vested or released	—	—	(109)	14.98
Shares forfeited	—	—	(118)	14.20

Nonvested shares outstanding at December 31, 2006	522	13.89	548	13.95
Shares issued	141	16.43	477	16.35
Shares vested or released	(102)	14.04	(273)	14.14
Shares forfeited	—	—	(157)	14.80

Nonvested shares outstanding at December 31, 2007	561	$14.50	595	$15.56

As of December 31, 2007, continuing operations had $4.5 million and $2.9 million of total unrecognized compensation costs related to nonvested restricted stock and restricted stock units, respectively. The expenses for the nonvested restricted stock and restricted stock units in continuing operations are expected to be recognized over a remaining weighted-average vesting period of 1.68 and 2.03 years, respectively. The total fair value of shares of restricted stock and restricted stock units that vested during the year ended December 31, 2007 in continuing operations was $1.6 million and $3.2 million, respectively.

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

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

restricted stock and nonvested restricted stock units. Potentially dilutive securities are not considered in the calculation of net loss per share if their impact would be anti-dilutive.

The following is a reconciliation between weighted-average shares used in the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands,
	except per share amounts)

Numerator:
Income (loss) from continuing operations, net of tax	$(8,993)	$10,630	$(12,989)
Income from discontinued operations, net of tax	4,825	3,044	4,584
Gain on sale of discontinued operations, net of tax	45,396	—	—

Net income (loss)	$41,228	$13,674	$(8,405)

Denominators:
Denominator for basic earnings per share:
Weighted-average number of common shares outstanding	23,889	22,887	22,397
Effect of dilutive securities:
Stock options, nonvested restricted stock and nonvested restricted stock units	—	1,184	—

Denominator for diluted net income per share:
Weighted-average number of common and common equivalent shares outstanding	23,889	24,071	22,397

Basic earnings per share:
Income (loss) from continuing operations	$(0.37)	$0.47	$(0.58)
Income from discontinued operations	0.20	0.13	0.20
Gain on sale of discontinued operations	1.90	—	—

Net income (loss)	$1.73	$0.60	$(0.38)

Diluted earnings per share:
Income (loss) from continuing operations	$(0.37)	$0.44	$(0.58)
Income from discontinued operations	0.20	0.13	0.20
Gain on sale of discontinued operations	1.90	—	—

Net income (loss)	$1.73	$0.57	$(0.38)

Options to purchase approximately 1,001,000, 1,951,000 and 948,000 shares of common stock have been excluded from the treasury stock method calculation for diluted weighted-average common shares for the years ended December 31, 2007, 2006 and 2005, respectively, because their exercise prices exceeded the average market price of the Company’s common stock during these periods and their effect would be anti-dilutive.

Comprehensive Income — Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company has included a calculation of comprehensive income (loss) in its accompanying consolidated statements of operations and comprehensive operations for the years ended December 31, 2007, 2006 and 2005.

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

New Accounting Pronouncements — In July 2006, the FASB issued FIN 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return, including a decision whether to file or not to file in a particular jurisdiction. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. See Note 7 on Income Taxes for additional information, including the effects of the adoption of FIN 48 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, however, the FASB staff has approved a one year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. The Company is currently assessing the impact of the adoption of SFAS 157 and its impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, Business Combinations (“SFAS 141”), but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. SFAS 141(R) will be effective January 1, 2009. Accordingly, the Company will continue to record and disclose business combinations, including the acquisition of AcryMed on February 15, 2008, following SFAS 141 until January 1, 2009. The Company expects SFAS 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

2.	Goodwill and Other Intangible Assets

The Company recognizes goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and other intangible assets with indefinite lives are recorded at their carrying value and are tested for impairment annually or more frequently if impairment indicators exist. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

value. As of December 31, 2006, the Company had goodwill of approximately $2.2 million, which was entirely attributable to InfuSystem. Due to the sale of InfuSystem to HAPC in October 2007, no goodwill exists as of December 31, 2007.

All amortizable intangible assets are recorded in continuing operations. Amortizable intangible assets in the accompanying consolidated balance sheets are as follows:

	As of December 31, 2007
	Carrying	Accumulated
	Amount	Amortization	Net
	(Amounts in thousands)

Patents	$3,335	($1,471)	$1,864
Licensing Rights	1,102	(380)	722

Total	$4,666	($1,916)	$2,586

	As of December 31, 2006
	Carrying	Accumulated
	Amount	Amortization	Net
	(Amounts in thousands)

Patents	$3,286	($1,348)	$1,938
Licensing Rights	1,101	(285)	816

Total	$4,387	($1,633)	$2,754

The Company amortizes patents and licensing rights over seven and ten years, respectively. On July 28, 2005, the Company entered into an agreement with Thomas Winters, M.D. to acquire the non-exclusive rights to utilize intellectual property, including registered United States patents, owned by Dr. Winters. Pursuant to the agreement, the Company made a cash payment of $900,000 to Dr. Winters and issued him options to purchase up to 5,000 shares of common stock of the Company. The options vested on the one year anniversary of the agreement and have an exercise price equal to the closing price of the Company’s common stock on July 28, 2005, $15.20 per share. All of the options will expire on the eight year anniversary of the agreement. The total intangible assets acquired of approximately $951,000, which included the cash payment of $900,000 and issuance of options with a fair value of approximately $51,000, is amortized over their expected life. The fair value of the options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 62%; risk-free interest rate of 4.25%; and contractual life of eight years.

Amortization expense for the years ended December 31, 2007 and 2006 was approximately $592,000 and $545,000, respectively. Annual amortization expense of intangible assets is currently estimated to be approximately $551,000, $532,000, $487,000, $420,000 and $355,000 in 2008, 2009, 2010, 2011 and 2012, respectively. All amortization expense was recorded in the income (loss) from continuing operations.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

3.	Investments

The following tables summarize the Company’s investments.

	December 31, 2007
		Gross
	Amortized	Unrealized
	Cost	Gains (Losses)	Fair Value
	(Amounts in thousands)

Money market funds	$31,777	$—	$31,777
Certificates of deposits	2,400	—	2,400
Corporate debentures and bonds	10,088	3	10,091
Commercial paper	42,192	(1)	42,191
Common stock(1)	10,533	—	10,533

Total	$96,990	$2	$96,992

(1)	Represents investment in HAPC common stock. An other-than-temporary impairment of approximately $6.1 million was recognized as of December 31, 2007 to recognize the investment at the estimated fair value. No other-than-temporary impairments were recorded as of December 31, 2007.

Amounts in thousands
Reported as:
Cash equivalents	$72,080
Short-term investments	24,912

Total	$96,992

	December 31, 2006
		Gross
	Amortized	Unrealized
	Cost	Losses	Fair Value
	(Amounts in thousands)

Money market funds	$2,478	$—	$2,478
U.S. agency discount notes	2,100	—	2,100
U.S. agency — non-callable	1,998	—	1,998
Corporate debentures and bonds	11,955	(5)	11,950
Commercial paper	2,783	—	2,783
Common stock	—	—	—

Total	$21,314	$(5)	$21,309

Reported as:
Cash equivalents	$3,175
Short-term investments	18,134

Total	$21,309

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the maturities of the Company’s investments as of December 31, 2007:

(Amounts in thousands)

Maturities of one year or less:
Notes and bonds	$54,682
Original maturities of three months or less:
Money market funds	31,777

Total	$86,459

The above table excludes the $10.5 million investment in HAPC common stock as of December 31, 2007. There were no gross realized gains and losses from sales of available-for-sale securities during fiscal year 2007.

4.	Discontinued Operations

On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem to HAPC for $140 million in the form of cash and a secured note, subject to certain purchase price adjustments based on the level of working capital. On September 18, 2007, the Company amended the definitive agreement resulting in a new purchase price of $100 million (subject to working capital adjustments in the definitive agreement) plus a contingent payment right to the Company of up to a maximum of $12 million Earn-Out.

On October 19, 2007, the Company purchased approximately 2.8 million shares of common stock of HAPC at $5.97 per share through private transactions with third parties totaling approximately $17 million. With the shares purchased as of that date, the Company owned approximately 15% of the issued and outstanding HAPC common stock and disclosed its intentions to vote such shares in favor of the acquisition. As of November 13, 2007, the latest date reported by HAPC, the 2.8 million shares held by the Company constitute approximately 16.5% of the issued and outstanding common stock of HAPC.

On October 22, 2007, because HAPC was unable to obtain the approval of its stockholders of the acquisition by such date, a termination fee of $3.0 million pursuant to the definitive agreement, as amended, became unconditionally due and owing to the Company, regardless of whether or not the transaction was subsequently consummated.

On October 24, 2007, the shareholders of HAPC approved the acquisition of InfuSystem. The sale was completed on October 25, 2007 and the Company received the $100 million purchase price at the closing in a combination of (i) cash equal to $67.3 million and (ii) a secured promissory note with a principal amount equal to $32.7 million. In addition to the $67.3 million in cash, the Company at closing received the $3.0 million termination fee discussed above and fees totaling approximately $2.6 million at closing in connection with the secured promissory note, including a facility fee of $1.8 million, a ticking fee of approximately $0.7 million and an annual administrative fee of $75,000. The termination fee is recognized as part of the gain from the sale. Pursuant to the definitive agreement and in connection with the Company’s commitment to the secured promissory note, ticking fees were due and payable to the Company equal to a rate between 0.50% and 1.00% per annum of the maximum amount of the secured promissory note, which was $75 million. The facility and ticking fees are recorded as deferred finance income and amortized over the life of the secured promissory note. The administrative fee is recorded as deferred finance income and amortized on a monthly basis over the period of one year. The Company also received reimbursement of approximately $0.9 million by HAPC of certain divestiture expenses incurred in 2006 and 2007 by the Company directly resulting from the sale transaction, including legal, audit and other professional fees, pursuant to the definitive agreement. The reimbursement of divestiture expenses are recorded in discontinued operations.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table shows the components of the gain from sale of discontinued operations, net of taxes, recognized upon the sale:

(Amounts in thousands)

Purchase price	$100,000
Termination fee	3,000
Working capital adjustments	(798)
Costs of disposition	(3,035)

Net proceeds from the sale	99,167
Less: Book value of net assets disposed of	(23,077)

Gain on sale of discontinued operations, before income taxes	76,090
Provision for income taxes	(30,694)

Gain on sale of discontinued operations, net of income taxes	$45,396

In accordance with SFAS 144, the Company has reclassified the results from InfuSystem as discontinued operations, reclassifying previously reported results to reflect all prior periods on a comparable basis. Summarized financial information for InfuSystem is as follows:

	Year Ended December 31,
	2007(1)(2)	2006(2)	2005
	(Amounts in thousands)

Operating revenues	$25,001	$31,716	$28,525

Operating income	$7,764	$7,007	$7,445
Income taxes	2,939	3,963	2,861

Income from discontinued operations	$4,825	$3,044	$4,584

(1)	Includes financial results for InfuSystem for the period January 1, 2007 through October 25, 2007, which was the date the sale of InfuSystem was consummated.

(2)	InfuSystem recorded approximately $2,090,000 of divestiture expenses during the year ended December 31, 2006. In October 2007, at the closing of the sale of InfuSystem, the Company received reimbursement of approximately $946,000 by HAPC of certain divestiture expenses incurred in 2006 and 2007 by the Company directly resulting from the sale transaction, including legal, audit and other professional fees. Since the reimbursement of $946,000 included payments for services incurred for 2006, divestiture expenses recorded during the year ended December 31, 2007 resulted in a net credit of approximately $245,000.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The major classes of the assets and liabilities of the discontinued operations are presented separately on the Company’s consolidated balance sheet as of December 31, 2006 and consist of the following:

(Amounts in thousands)

Cash	$1,956
Accounts receivable, less allowance for doubtful accounts of $1,668	9,630
Inventories	252
Prepaid expenses and other current assets	139

Total current assets	$11,977

Property, net	$13,142
Goodwill	2,174

Total noncurrent assets	$15,316

Accounts payable	$1,884
Accrued payroll and related expenses	1,056
Accrued use taxes payable	1,392
Income taxes payable	23
Deferred taxes(1)	3,267
Other liabilities	4

Total current liabilities	$7,626

(1)	The deferred tax liability consists primarily of depreciation and the basis adjustment in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-17, Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary that is Accounted for as a Discontinued Operation (“EITF 93-17”).

5.	Lines of Credit

The Company has a $10.0 million working capital line of credit with Silicon Valley Bank. The line of credit facility initially expired on April 28, 2007. Effective July 16, 2007, the Company renewed the line of credit facility on substantially the same terms as originally established between the Company and Silicon Valley Bank and extended the term of the credit facility to July 14, 2008. The Company is able to borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at either Silicon Valley Bank’s prime rate (7.25% at December 31, 2007) or LIBOR per annum plus 2.75%, at the Company’s option. The Company did not have any borrowings under the line of credit facility during the years ended December 31, 2007 and 2006. As of December 31, 2007 and 2006, the Company did not have an outstanding balance under the line of credit facility.

The Company’s line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to the achievement of a minimum profitability level and satisfaction of a quick ratio test. As of December 31, 2007, the Company was in compliance with all related covenants.

6.	Stockholders’ Equity

Preferred Stock — As of December 31, 2007, the Company was authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share, in one or more series. There were no shares of preferred stock issued and outstanding as of December 31, 2007, 2006 or 2005.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

On March 8, 2002, in connection with the adoption of a Stockholder Rights Plan (discussed below), the Company filed a Certificate of Designation with the State of Delaware designating 300,000 shares of preferred stock as Series A Junior Participating Cumulative Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock is nonredeemable and, unless otherwise provided, is subordinate to any other series of the Company’s preferred stock. A holder of a share of Series A Preferred Stock is entitled to receive when, as and if declared, the greater of (i) cash and non-cash dividends in an amount equal to 100 times the dividends declared on each share of common stock or (ii) a preferential annual dividend of $1.00 per preferred share ($0.01 per one one-hundredth (1/100) of a preferred share). Each share of Series A Preferred Stock has one hundred (100) votes per share (one vote per one one- hundredth (1/100) of a preferred share), voting together with the shares of common stock. In the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, the holder of a share of Series A Preferred Stock is entitled to receive 100 times the amount received per common share. The rights of the Series A Preferred Stock as to dividends, voting and liquidation preferences are protected by antidilution provisions.

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

Common Stock — In December 2001, the board of directors of the Company approved a restricted stock plan (the “2001 Restricted Stock Plan”) pursuant to which employees of the Company were offered the opportunity to acquire common stock of the Company. Shares granted under the plan generally vest, and the restrictions on the shares lapse, over a period of three years, subject to possible acceleration of vesting based on the achievement of individual performance goals. A total of 125,000 shares were authorized for issuance under the 2001 Restricted Stock Plan. In 2003, the board of directors decided to terminate all future grants under the 2001 Restricted Stock Plan. As of December 31, 2007, 61,000 shares were issued and outstanding under the plan of which 61,000 were vested (3,000 vested in 2002, 49,000 vested in 2003, 6,000 vested in 2004 and 3,000 vested in 2005). All deferred compensation expense related to the shares was recognized in 2005 and prior periods.

On May 29, 2003, the board of directors of the Company approved a new restricted stock plan (the “2003 Restricted Stock Plan”) pursuant to which employees of the Company were offered the opportunity to acquire common stock of the Company. Shares granted under the 2003 Restricted Stock Plan generally vest, and the restrictions on the shares lapse, over a period of three years, subject to possible acceleration of vesting on the achievement of individual performance goals. The board of directors authorized a total of 250,000 shares for issuance under the 2003 Restricted Stock Plan. As of December 31, 2007, 60,000 shares were issued and outstanding under the plan of which all 60,000 were vested (30,000 vested during 2003, 25,000 vested during 2004 and 5,000 vested during 2005). All deferred compensation expense related to the shares was recognized in 2005 and prior periods. On May 26, 2005, the board of directors approved the termination of all future grants under the 2003 Restricted Stock Plan.

In a private placement transaction completed on September 4, 2003, the Company sold 1,666,740 shares of its common stock at $7.50 per share for net proceeds to the Company of $11,563,000. Gross proceeds from the transaction were approximately $12,500,000. The Company also granted warrants entitling the stockholders that

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. The program expired on July 27, 2006. No shares were repurchased during the years ended December 31, 2007 and 2006. During the year ended December 31, 2005, 285,776 shares were repurchased under this program.

On February 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a new stock repurchase program, which will be in existence for the next 12 months, unless the program is terminated sooner by the board of directors. This new stock repurchase program supersedes and replaces any other repurchase program that the Company previously announced.

Stock Options and Warrants — In connection with the sale of common stock in the private placement transaction completed on September 4, 2003, the Company granted the investors warrants to purchase up to 250,011 shares of common stock at an exercise price of $10.00 per share. The estimated fair value of these warrants on the grant date was approximately $1.3 million as calculated using the Black-Scholes pricing model. These warrants were immediately exercisable and expire five years from the date of grant. Of the 250,011 warrants granted, 20,100 and 30,000 were exercised during 2007 and 2006, respectively. As of December 31, 2007, 165,009 remain outstanding. The following weighted-average assumptions were used to calculate the fair value of these warrants using the Black-Scholes pricing model: contractual life of five years; stock volatility of 87%; risk-free interest rate of 2.73%; and no dividends during the term. The fair value of the warrants is included in common stock in the accompanying balance sheet.

In May 2003, and in connection with an amendment to its existing line of credit agreement, the Company granted warrants to a financial institution to purchase 15,625 shares of the Company’s common stock at an exercise price of $3.84 per share. The estimated fair value of these warrants on the grant date was $42,000 as calculated using the Black-Scholes pricing model. These warrants were immediately exercisable and expire seven years from the date of grant. The following weighted-average assumptions were used to calculate the fair value of these warrants using the Black-Scholes pricing model: contractual life of seven years; stock volatility of 75%; risk-free interest rate of 2.73%; and no dividends during the term. The estimated fair value of these warrants of $42,000 was recorded as interest expense over the term of the amended line of credit agreement and is included in common stock in the accompanying balance sheet. As of December 31, 2003, all of these warrants had been exercised.

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

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

a director. The 1992 Director Plan was terminated on May 23, 2002. Options granted under the 1992 Director Plan which were currently outstanding as of the date of plan termination were unaffected by the plan termination and continued to vest under their original terms.

In May 1996, the shareholders of the Company approved an equity incentive plan (the “1996 Plan”) which provided for the grant of stock options (including incentive stock options or nonqualified stock options) and other stock-based benefits to directors, officers, employees, consultants and advisors of the Company and its affiliated entities. The maximum number of shares of common stock which may be the subject of awards granted under the 1996 Plan could not exceed 2,500,000 shares in the aggregate, subject to adjustments for stock splits or other adjustments. Options granted became exercisable at such times as determined by the compensation committee of the board of directors or the board of directors itself and expired on various dates up to ten years from the date of grant. The 1996 Plan was terminated on May 17, 2001 concurrent with the shareholder approval of the I-Flow Corporation 2001 Equity Incentive Plan. Options granted under the 1996 Plan that were outstanding as of the date of plan termination were unaffected by the plan termination and continued to vest under their original terms.

On May 17, 2001, the shareholders of the Company approved the I-Flow Corporation 2001 Equity Incentive Plan (the “2001 Plan”) which provides for the grant of stock options (including incentive stock options or nonqualified stock options), restricted stock, and other cash and stock-based benefits to officers, employees, consultants and advisors of the Company and its affiliated entities. The 2001 Plan was first amended on May 23, 2002 to make non- employee directors eligible for grants under the plan. On May 26, 2005, the 2001 Plan was further amended to increase the number of shares available for grant under the 2001 Plan by 3,000,000 shares. The maximum number of shares of common stock that may now be issued pursuant to awards granted under the 2001 Plan, as amended, may not exceed 7,750,000 shares in the aggregate, subject to adjustments for stock splits or other adjustments as defined. Options granted become exercisable at such times as determined by the compensation committee of the board of directors or the board of the directors itself and expire on various dates up to ten years from the date of grant.

Prior to the approval of the 2001 Plan, the Company issued options under the 1996 Plan to certain key employees to purchase an aggregate of 651,336 shares of its common stock at exercise prices below fair market value at the date of grant as deferred compensation for services rendered. In addition, during the years ended December 31, 2002 through December 31, 2004, the Company has issued options under the 2001 Plan to purchase an aggregate of 155,504 shares of its common stock to certain key employees at exercise prices below fair market value at the date of grant as deferred compensation. Also, the Company granted options for 313,000 and 292,000 shares to sales representatives and sales management at exercise prices below fair market value during the years ended December 31, 2007 and 2006, respectively.

Compensation expense related to stock options, restricted stock and restricted stock units, including stock options granted to non-employees as discussed below, aggregating $7.3 million (including $6.5 million and $0.8 million recorded in continuing operations and discontinued operations, respectively), $5.6 million (including $5.2 million and $0.4 million recorded in continuing operations and discontinued operations, respectively) and $8.6 million (including $7.5 million and $1.1 million recorded in continuing operations and discontinued operations, respectively) has been recorded for each of the years ended December 31, 2007, 2006 and 2005, respectively. Effective January 1, 2006, the Company began recognizing compensation expense for all share-based payments to employees and directors using the fair-value-based methods as required under the provisions of SFAS 123R. See Note 1 on Nature of Operations and Summary of Significant Accounting Policies.

During fiscal years 2004 and 2003, the Company granted options to non-employees to purchase 7,000 and 22,000 shares of the Company’s common stock, respectively, in connection with consulting services. No options were granted to consultants since fiscal year 2004. These options have exercise prices equal to the fair market value of the underlying shares at the date of grant and vest over one to five years. These options have been accounted for as a variable award because the consultant’s performance was not complete and a performance commitment date had not been satisfied in accordance with the provisions of EITF No. 96-18. During fiscal year 2005 and 2004, the Company recorded stock-based compensation of $14,000 and $92,000, respectively, related to these options

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

calculated using the Black-Scholes pricing model with the following weighted-average assumptions: contractual life of five years; stock volatility of 51% in 2005 and 66% in 2004; average risk-free interest rate of 4.06% in 2005 and 3.62% in 2004; and no dividends during the expected term.

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

The income tax provision (benefit) from continuing operations for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Current:
Federal	$(8,118)	$—	$(1,477)
Foreign	171	48	87
State	(3,267)	58	162

Subtotal	(11,214)	106	(1,228)
Deferred:
Federal	5,035	(13,274)	(920)
State	3,679	(4,393)	(186)

Subtotal	8,714	(17,667)	(1,106)

Total income tax (benefit) provision	$(2,500)	$(17,561)	$(2,334)

The decrease in income tax benefit from continuing operations during the year ended December 31, 2007 compared to the prior year is primarily due to the prior year release of the valuation allowance for deferred tax assets with an

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

incremental tax benefit of approximately $16.8 million. The remaining valuation allowance relates to temporary timing differences that are not currently determined to be more likely than not to be realized. Under SFAS 109, management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. Currently, management believes it is more likely than not that the Company will realize the benefits of the existing net deferred tax asset recorded in the consolidated balance sheets at December 31, 2007.

The reconciliations of the effective income tax rate to the federal statutory rate are as follows:

	Years Ended December 31,
	2007	2006	2005

Tax at federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	4.6%	(40.7)%	(3.5)%
Foreign operations	0.2%	0.7%	0.6%
Valuation allowance	1.6%	(167.5)%	20.0%
Nondeductible charges	5.4%	2.6%	1.3%
Effect of change in tax rate	—	(8.9)%	—
162(m) limitation	0.4%	—	—
Credits	(0.6)%	(5.2)%	(0.3)%
Other	1.6%	0.6%	1.7%

Total	(21.8)%	(253.4)%	(15.2)%

As of December 31, 2007 and December 31, 2006, the Company had net deferred tax assets comprised of the following:

	December 31,	December 31,
	2007	2006
	(Amounts in thousands)

Net operating losses	$—	$6,547
Amortization of goodwill and other intangibles	1,183	1,540
Reserves not currently deductible	10,146	9,374
Asset impairment	2,439	—
Credits	—	2,694

Total deferred tax assets	13,768	20,155
Valuation allowance	(1,557)	(686)

Total net deferred income taxes	12,211	19,469

State taxes	(622)	(1,552)
Deferred income	(1,248)	—
Depreciation	(338)	(251)

Total deferred tax liabilities	(2,208)	(1,803)

Net deferred income taxes	$10,003	$17,666

The decrease in credits resulted from the gain on sale of InfuSystem in which the Company utilized all state and federal research and development credits.

At December 31, 2007, the Company fully utilized all federal and state net operating loss carryforwards of approximately $38.0 million and $20.5 million, respectively. Included in the $38.0 million federal net operating loss

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

carryforward was approximately $23.1 million related to non-qualified stock option exercises of which the entire amount impacted equity from continuing operations. The current year utilization of net operating losses includes approximately $20.6 million of net operating losses related to non-qualified stock option exercises that were excluded from the above schedule at December 31, 2006

A valuation allowance increase has been provided to certain deferred tax assets as management does not believe it is more likely than not that the Company will realize the benefits of a portion of the remaining federal and all of the state net deferred tax asset at December 31, 2007. The effective increase in the valuation allowance for the period ended December 31, 2007 was $871,000.

In July 2006, the FASB issued FIN 48. FIN 48 is an interpretation of SFAS 109 and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.

As a result of the implementation of FIN 48, the Company recognized at adoption, a $2.0 million increase to its FIN 48 liability for uncertain tax positions. Of this increase, approximately $717,000 is the cumulative effect adjustment to the opening balance of retained earnings. The balances recorded at FIN 48 adoption represent uncertain tax positions for both continuing and discontinued operations. As of December 31, 2007, the FIN 48 liability recognized on the balance sheet as part of ’Other liabilities’ for continuing operations was $1.5 million.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2006, the Company had approximately $51,000 of accrued interest expense related to uncertain tax positions and approximately $114,000 of penalties. As of December 31, 2007, continuing operations of the Company does not have any additional accrued interest or additional penalties on uncertain tax positions related to the FIN 48 liability balance as of December 31, 2006. The Company recorded additional accrued interest and penalties related to uncertain tax positions on discontinued operations of $86,000 and $608,000 respectively. An additional $2.2 million relating to additional state tax liabilities for discontinued operations was identified in the current year ended December 31, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Amounts in thousands)

Unrecognized tax benefits balance at December 31, 2006	$2,042
Gross increases for tax positions of prior years	317
Gross increases for tax positions of current year	2,839
Gross decrease for tax positions related to discontinued operations(1)	(3,713)

Unrecognized tax benefits balance at December 31, 2007	$1,485

(1)	Pursuant to the sale of InfuSystem on October 25, 2007, the Company recorded a liability in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ,in the amount of $3.7 million, which represents the estimated fair value of its indemnification to HAPC for all tax exposures arising prior to the closing of the sale of InfuSystem and is recorded net of a federal tax benefit in the amount of $2.7 million.

The Company had $1.5 million of gross unrecognized tax benefits as of December 31, 2007. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $725,000 as of December 31, 2007.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 2003 and forward remain open to examination by the major state taxing jurisdictions to which the Company is

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

subject depending on the state taxing authority. In addition, there are a number of state taxing jurisdictions in which the Company is not filing tax returns that may consider the Company to have taxable income. The tax years 2004 and forward remain open to examination by the Internal Revenue Service.

The Company does not anticipate that it is reasonably possible that unrecognized tax benefits will change within the next twelve months.

8.	Commitments and Contingencies

The Company’s headquarters are located in Lake Forest, California, where the Company leases a 66,675 square foot building. The Company entered into a lease in 1997 for the building with a total of 51,000 square feet and a term of ten years. During 2007, the Company amended the lease to add an additional 15,675 square feet of space and extended the term for an additional three years. The lease agreement contains scheduled rent increases (which are accounted for on a straight-line basis) and expires in September 2010. There is an option to extend the lease for an additional five years, which the Company currently intends to exercise. The Company also leases a total of 50,000 square feet in two buildings in Tijuana, Mexico for the manufacture and assembly of its disposable IV Infusion Therapy devices and elastomeric Regional Anesthesia products. The plant lease expires in 2008, and the Company has two renewal options of four years each. Two additional leases were entered into in 2005 to provide additional warehouse space leased in the plant. The terms of the two additional leases are 15 months and 42 months with two renewal options each of three and four years, respectively.

Future minimum lease payments under these leases are as follows:

(Amounts in thousands)

Year Ended December 31,
2008	$970
2009	782
2010	496

Total	$2,248

Rent expense for continuing operations for the years ended December 31, 2007, 2006 and 2005 was $1,118,000, $865,000 and $794,000, respectively. Rent expense for discontinued operations for the years ended December 31, 2007, 2006 and 2005 was $187,000, $221,000 and $177,000, respectively.

In connection with the sale of InfuSystem, the Company has indemnified HAPC as to all taxes imposed on or relating to InfuSystem that are due with respect to periods ending on or prior to the closing date, which was October 25, 2007. InfuSystem is subject to income tax of multiple state jurisdictions. The tax years 2002 and forward remain open to examination by the major state taxing jurisdictions to which InfuSystem is subject depending on the state taxing authority. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company recorded a liability of $3.7 million as of December 31, 2007 to reflect the fair value of the indemnification to HAPC for all tax exposures arising prior to the closing of the sale of InfuSystem, with an offsetting decrease in the gain on sale of discontinued operations.

The Company also enters into certain types of contracts from time to time that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnifications to either (a) purchasers of the Company’s businesses or assets, or (b) entities from which the Company is acquiring assets or businesses; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; and (iv) Company

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

license, consulting, distribution and purchase agreements with its customers and other parties, under which the Company may be required to indemnify such parties for intellectual property infringement claims, product liability claims, and other claims arising from the Company’s provision of products or services to such parties.

The terms of the foregoing types of obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no additional liabilities have been recorded for these obligations on its balance sheets as of December 31, 2007 and 2006.

The Company is involved in litigation arising from the normal course of operations. In the opinion of management, the ultimate impact of such litigation will not have a material adverse effect on the Company’s financial position and results of operations.

9.	Employee Benefit Plan

The Company has a 401(k) retirement plan in which any full-time employee may participate. The Company contributes $0.33 for each dollar of employee contribution up to a maximum contribution by the Company of 1.32% of each participant’s annual salary. The maximum contribution by the Company of 1.32% corresponds to an employee contribution of 4% of annual salary. Participants vest in the Company’s contribution ratably over five years. Such contributions recognized in continuing operations totaled $361,000, $255,000 and $322,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company does not provide post-retirement or post-employment benefits to its employees.

10.	Related Party Transactions

In June 2001, the Company loaned its chief executive officer $150,000 for personal use. The loan has not been modified or amended since that time. The unsecured note receivable due from the chief executive officer bears interest at 5.58% per annum and is to be repaid over a 10-year period through bi-weekly payroll deductions. As of December 31, 2007, the amount due to the Company under the note receivable is approximately $61,000, the majority of which is included in other long-term assets in the accompanying consolidated balance sheets.

11.	Subsequent Events

On December 13, 2007, the Company announced that it entered into a binding letter of intent to acquire AcryMed Incorporated (“AcryMed”), a privately held Oregon-based developer of innovative infection control and wound healing products. The agreement contemplated the merger of a new subsidiary of the Company into AcryMed, with AcryMed being the surviving corporation as a wholly owned subsidiary of the Company. AcryMed shareholders will receive approximately $25 million in cash from the Company in the merger. The Company completed the acquisition of AcryMed on February 15, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-FLOW CORPORATION

Dated: March 17, 2008

By:	/s/ Donald M. Earhart
Donald M. Earhart
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 17, 2008 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Donald M. Earhart Donald M. Earhart	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ James J. Dal Porto James J. Dal Porto	Executive Vice President, Chief Operating Officer, Director and Secretary

/s/ James R. Talevich James R. Talevich	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ John H. Abeles John H. Abeles, M.D.	Director

/s/ Jack H. Halperin Jack H. Halperin	Director

/s/ Joel S. Kanter Joel S. Kanter	Director

/s/ Erik H. Loudon Erik H. Loudon	Director

/s/ Henry Tsutomu Tai Henry Tsutomu Tai, Ph.D., M.D.	Director

INDEX TO EXHIBITS

Exhibit No.	Exhibit

2.1	Stock Purchase Agreement, dated October 28, 2004, by and between Integra LifeSciences Corporation and I-Flow Corporation(1)
2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation(2)
2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc.(3)
2.4	Agreement and Plan of Merger, dated February 9, 1998, by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc.(4)
2.5	Agreement for Purchase and Sale of Assets, dated July 3, 1996, by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc.(5)
2.6	Stock Purchase Agreement, dated as of September 29, 2006, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (including the Form of Services Agreement, attached thereto as Exhibit A, the Form of License Agreement attached thereto as Exhibit B and the Term Sheet attached thereto as Exhibit C)(27)
2.7	Amendment No. 1 dated as of April 30, 2007 to the Stock Purchase Agreement dated as of September 29, 2006 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(29)
2.8	Amendment No. 2 dated as of June 29, 2007 to the Stock Purchase Agreement dated as of September 29, 2006, as amended by an Amendment No. 1 dated as of April 30, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(31)
2.9	Amendment No. 3 dated as of July 31, 2007 to the Stock Purchase Agreement dated as of September 29, 2006, as amended by Amendment No. 1 dated as of April 30, 2007 and an Amendment No. 2 dated as of June 29, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(33)
2.10	Memorandum of Intent dated as of September 12, 2007 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(34)
2.11	Amendment No. 4 dated as of September 18, 2007 to the Stock Purchase Agreement dated as of September 29, 2006, as amended by Amendment No. 1 dated as of April 30, 2007, an Amendment No. 2 dated as of June 29, 2007 and an Amendment No. 3 dated as of July 31, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(35)
2.12	Further Agreement Regarding Project Iceland dated as of October 17, 2007 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(36)
2.13	Acknowledgement and Agreement dated as of October 8, 2007 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc., Iceland Acquisition Subsidiary, Inc., Sean D. McDevitt and Philip B. Harris(36)
2.14	Form of Share Purchase Agreement(36)
2.15	Second Form of Share Purchase Agreement(36)
2.16	Form of Irrevocable Proxy(36)
2.17	Binding Letter of Intent dated as of December 13, 2007 by and among I-Flow Corporation, AcryMed, Inc., Bruce L. Gibbins, Jack D. McMaken, John A. Calhoun and James P. Fee, Jr.(38)
2.18	Agreement and Plan of Merger dated as of February 2, 2008 by and among I-Flow Corporation, Alaska Acquisition Subsidiary, Inc., AcryMed Incorporated, Bruce L. Gibbins, Jack D. McMaken, John A. Calhoun and James P. Fee, Jr., in their capacities as stockholders, and John A. Calhoun, in his capacity as the stockholder representative(39)
3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation(6)

Exhibit No.	Exhibit

3.2	Amended and Restated Bylaws of I-Flow Corporation(37)
3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock(7)
4.1	Specimen Common Stock Certificate(20)
4.2	Warrant Agreement, dated February 13, 1990, between the Company and American Stock Transfer & Trust Company, as warrant agent(9)
4.3	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as rights agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase(7)
4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank(10)
4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank(10)
4.6	Form of Warrant, dated September 4, 2003(1)
4.7	Form of Registration Rights Agreement, dated September 4, 2003(1)
10.1	Form of Securities Purchase Agreement, dated September 2, 2003(1)
10.2	I-Flow Corporation Amended and Restated 2001 Equity Incentive Plan(11)*
10.3	2003 Restricted Stock Plan of I-Flow Corporation(10)*
10.4	2001 Restricted Stock Plan of I-Flow Corporation(12)*
10.5	1996 Stock Incentive Plan(13)*
10.6	1992 Non-Employee Director Stock Option Plan(14)*
10.7	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan, restated as of March 23, 1992(15)*
10.8	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996(16)
10.9	Summary of the terms of the COIP for 2005(23)*
10.10	Summary of the terms of the COIP for 2006(25)*
10.11	Summary of the terms of the COIP for 2007(27)*
10.12	Summary of the terms of the 2008 Executive Performance Incentive Plan(40)*
10.13	Addendum to manufacturing plant lease agreement(23)
10.14	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997(17)
10.15	Block Medical de Mexico lease agreement dated December 7, 1999(22)
10.16	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated May 8, 2003(10)
10.17	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated January 30, 2004(22)
10.18	Amendment to Loan Agreement, dated as of April 30, 2005, between I-Flow Corporation and Silicon Valley Bank(24)
10.19	Amendment to Loan Agreement, dated as of April 29, 2006, between I-Flow Corporation and Silicon Valley Bank(26)
10.20	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation, dated as of July 16, 2007(32)
10.21	Loan Agreement, dated March 31, 2000, by and among InfuSystem, Inc., I-Flow Corporation and Old Kent Bank(10)
10.22	First Amendment to Loan Agreement, dated April 1, 2002, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank)(10)

Exhibit No.	Exhibit

10.23	Second Amendment to Loan Agreement, dated April 1, 2003, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank)(10)
10.24	Second Amended and Restated Promissory Note, dated April 1, 2004, between InfuSystem, Inc. and Fifth Third Bank (formerly Old Kent Bank)(10)
10.25	Promissory Note with Donald M. Earhart dated June 15, 2001(8)*
10.26	Underwriting Agreement, dated April 13, 2004(21)
10.27	Employment Agreement with Donald M. Earhart, dated May 16, 1990(18)*
10.28	Amendment No. 1 to Employment Agreement with Donald M. Earhart, dated June 21, 2001(8)*
10.29	Amendment No. 2 to Employment Agreement with Donald M. Earhart, dated February 23, 2006(25)*
10.30	Amendment No. 3 to Employment Agreement with Donald M. Earhart, dated February 21, 2008(40)*
10.31	Amended and Restated Employment Agreement with James J. Dal Porto, dated June 21, 2001(8)*
10.32	Amendment No. 1 to Employment Agreement with James J. Dal Porto, dated February 23, 2006(25)*
10.33	Amendment No. 2 to Employment Agreement with James J. Dal Porto, dated February 21, 2008(40)*
10.34	Employment Agreement with James R. Talevich, dated June 30, 2000(19)*
10.35	Amended and Restated Employment Agreement for James R. Talevich, dated May 24, 2007(30)*
10.36	Amendment No. 1 to Employment Agreement with James R. Talevich, dated February 23, 2006(25)*
10.37	Amendment No. 2 to Employment Agreement with James R. Talevich, dated February 21, 2008(40)*
10.38	Agreement Re: Change in Control with Donald M. Earhart, dated June 21, 2001(8)*
10.39	Amendment No. 1 to Agreement Re: Change in Control with Donald M. Earhart, dated February 23, 2006(25)*
10.40	Amendment No. 2 to Agreement Re: Change in Control with Donald M. Earhart, dated February 21, 2008(40)*
10.41	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001(8)*
10.42	Amendment No. 1 to Agreement Re: Change in Control with James J. Dal Porto, dated February 23, 2006(25)*
10.43	Amendment No. 2 to Agreement Re: Change in Control with James J. Dal Porto, dated February 21, 2008(40)*
10.44	Agreement Re: Change in Control with James R. Talevich, dated June 21, 2001(8)*
10.45	Amendment No. 1 to Agreement Re: Change in Control with James R. Talevich, dated February 23, 2006(25)*
10.46	Amendment No. 2 to Agreement Re: Change in Control with James R. Talevich, dated February 21, 2008(40)*
10.47	Form of Restricted Stock Agreement(25)*
10.48	Form of Indemnification Agreement(25)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on June 1, 2005.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Definitive Proxy Statement filed on March 27, 1996.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Post-Effective Amendment to its Registration Statement (No. 33-41207) filed on October 27, 1992.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated April 14, 1997.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(19)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(20)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(21)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on April 14, 2004.

(22)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(23)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10 -K for the fiscal year ended December 31, 2004.

(24)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 9, 2005.

(25)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 1, 2006.

(26)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(27)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 4, 2006.

(28)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 28, 2007.

(29)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 1, 2007.

(30)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 29, 2007.

(31)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 2, 2007.

(32)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 19, 2007.

(33)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 31, 2007.

(34)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 13, 2007.

(35)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 19, 2007.

(36)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 19, 2007.

(37)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.

(38)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on December 17, 2007.

(39)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 6, 2008.

(40)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 26, 2008.