Form 10-Q
period 2008-03-31
I FLOW CORP /DE/
filed 2008-05-09
CIK 857728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2008 there were 25,210,453 shares of common stock outstanding.

I-FLOW CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART 1 — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
I-FLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$39,427	$78,571
Short-term investments	11,931	14,379
Short-term investments – InfuSystem Holdings, Inc. (formerly known as HAPC) common stock	6,257	10,533
Accounts receivable, less allowance for doubtful accounts of $1,865 and $1,962 at March 31, 2008 and December 31, 2007, respectively	18,768	22,443
Inventories	15,325	13,128
Prepaid expenses and other current assets	1,906	1,267
Note receivable, InfuSystem Holdings, Inc. (formerly known as HAPC) – current	2,453	2,044
Deferred taxes	1,599	1,499

Total current assets	97,666	143,864

Property, net	3,751	3,318
Goodwill	23,344	—
Other intangible assets, net	4,499	2,586
Other long-term assets	181	133
Note receivable, InfuSystem Holdings, Inc. (formerly known as HAPC) – noncurrent	29,433	30,250
Deferred taxes	8,647	8,504

Total assets	$167,521	$188,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,542	$4,570
Accrued payroll and related expenses	5,270	7,724
Income taxes payable	—	12,450
Other current liabilities	1,516	1,933

Total current liabilities	12,328	26,677

Other liabilities (Note 9)	6,256	6,402
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital — $0.001 par value; 40,000 shares authorized; 25,218 and 24,974 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	140,260	142,197
Accumulated other comprehensive loss	(4,372)	(207)
Retained earnings	13,049	13,586

Net stockholders’ equity	148,937	155,576

Total liabilities and stockholders’ equity	$167,521	$188,655

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Net revenues	$28,415	$24,306
Cost of revenues	7,187	6,288

Gross profit	21,228	18,018

Operating expenses:
Selling and marketing	18,398	17,141
General and administrative	4,908	4,034
Product development	921	622

Total operating expenses	24,227	21,797

Operating loss	(2,999)	(3,779)
Interest and other income	1,707	279

Loss from continuing operations before income taxes	(1,292)	(3,500)
Income tax benefit	755	1,293

Loss from continuing operations	(537)	(2,207)
Discontinued operations:
Income from discontinued operations, net of tax	—	1,286

Net loss	$(537)	$(921)

Per share of common stock, basic and diluted:
Loss from continuing operations	$(0.02)	$(0.09)
Income from discontinued operations, net of tax	—	0.05

Net loss	$(0.02)	$(0.04)

Weighted average shares, basic and diluted	24,603	23,550

Comprehensive Operations:
Net loss	$(537)	$(921)
Foreign currency translation gain (loss)	116	(28)
Unrealized loss on investment securities	(5)	—
Unrealized loss on investment securities – InfuSystem Holdings, Inc. (formerly known as HAPC) common stock	(4,276)	—

Comprehensive loss	$(4,702)	$(949)

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(537)	$(921)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations, net of tax	—	(1,286)
Stock-based compensation	1,418	1,163
Depreciation and amortization	489	382
Amortization of deferred financing fees from note receivable, InfuSystem Holdings, Inc. (formerly known as HAPC)	(178)	—
Write-off of inventory	45	94
Provision for doubtful accounts receivable	(42)	389
Gain on disposal of property	(4)	—
Deferred taxes	—	(1,936)
Changes in operating assets and liabilities, net of AcryMed acquisition:
Accounts receivable	4,653	1,372
Inventories	(1,622)	(2,311)
Prepaid expenses and other assets	274	297
Accounts payable, accrued payroll and related expenses	(2,504)	(1,523)
Income taxes payable	(13,305)	(76)
Other liabilities	(510)	802

Net cash used in operating activities from continuing operations	(11,823)	(3,554)
Net cash provided by operating activities from discontinued operations	—	1,199

Net cash used in operating activities	(11,823)	(2,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(175)	(445)
Proceeds from sale of property	11	—
Acquisition of AcryMed, net of cash acquired	(26,663)	—
Repayments on note receivable, InfuSystem Holdings, Inc. (formerly known as HAPC)	408	—
Purchases of investments	(6,944)	(2,092)
Maturities of investments	9,387	3,474
Patent and other intangible asset acquisitions	(106)	(54)

Net cash (used in) provided by investing activities from continuing operations	(24,082)	883
Net cash used in investing activities from discontinued operations	—	(571)

Net cash (used in) provided by investing activities	(24,082)	312

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(3,609)	(1,500)
Proceeds from exercise of stock options	254	436

Net cash used in financing activities	(3,355)	(1,064)

Effect of exchange rates on cash	116	(28)

Net decrease in cash and cash equivalents	(39,144)	(3,135)
Net decrease in cash and cash equivalents from discontinued operations	—	(1,403)
Cash and cash equivalents at beginning of period	78,571	9,288

Cash and cash equivalents at end of period	$39,427	$4,750

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments	$12,642	$261
Interest received	1,838	229
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Property acquisitions	$55	$629
See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at March 31, 2008 and the results of its operations and cash flows for the three-month periods ended March 31, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.
The financial statements included herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 17, 2008.
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
New Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; however, the FASB staff has approved a one year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 has not impacted the Company’s consolidated financial statements, except for disclosure requirements. See Note 8 on Fair Values of Financial Instruments.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 became effective beginning January 1, 2008. The Company has not elected to measure any eligible items at fair value. As such, the adoption of SFAS 159 has not impacted the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, Business Combinations (“SFAS 141”), but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. SFAS 141(R) will be effective January 1, 2009. Accordingly, the Company recorded the acquisition of AcryMed Incorporated (“AcryMed”) on February 15, 2008 following SFAS 141 and will continue to record and disclose any business combinations until January 1, 2009 under the existing standard. The Company expects SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions after that date.
No other new accounting pronouncements issued or effective during the fiscal year had or is expected to have a material impact on the Company’s consolidated financial statements.

Accounting for Stock-Based Compensation – Effective January 1, 2006, the Company adopted SFAS No. 123-revised 2004, Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based compensation made to employees and directors. SFAS 123R replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In addition, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment, in March 2006, which provides supplemental SFAS 123R application guidance based on the view of the SEC which the Company also adopted on January 1, 2007. The Company adopted SFAS 123R using the modified prospective application transition method. Stock-based compensation expense recognized for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2008	2007
Income (loss) from continuing operations:
Selling and marketing	$100	$616
General and administrative	1,318	547

Subtotal	1,418	1,163

Income (loss) from discontinued operations:
Selling and marketing	—	49
General and administrative	—	34

Subtotal	—	83

Total	$1,418	$1,246

SFAS 123R requires companies to estimate the fair value of equity awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model, which it had previously used for valuation of option-based awards for its pro forma information required under SFAS 123 for periods prior to fiscal 2006. The determination of the fair value of option-based awards using the Black-Scholes model incorporates various assumptions including volatility, expected life of awards, risk-free interest rates and expected dividend. The expected volatility is based on the historical volatility of the price of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and non-employee directors. No options were granted during the three months ended March 31, 2008. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2007:

Expected life (in years)	5.0
Risk-free interest rate	4.48%
Volatility	54%
Dividend yield	0.00%
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
SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. No excess tax benefits were attributed to the share-based compensation expense during the three months ended March 31, 2008 and 2007.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee and non-employee director share-based compensation, and to determine the subsequent impact on the APIC Pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee and non-employee director share-based awards that were outstanding upon adoption of SFAS 123R.
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
Stock Options
Options granted under the 2001 Plan become exercisable at such times as determined by the compensation committee of the board of directors or the board of directors itself and expire on various dates up to ten years from the date of grant. Options currently granted to employees generally have an exercise price equal to the market price of the Company’s stock at the date of the grant, with vesting and contractual terms of five years. Options generally provide for accelerated vesting if there is a change in control (as defined in the 2001 Plan or, as applicable, the officers’ employment and change in control agreements). The Company issues new shares upon the exercise of stock options. The following table provides a summary of all the Company’s outstanding options as of March 31, 2008 and of changes in options outstanding during the three months ended March 31, 2008:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise Price	Term	Intrinsic
(Amounts in thousands, except per share and year amounts)	of Shares	per Share	(in years)	Value
Options outstanding at December 31, 2007	2,513	$10.97
Options granted	—	—
Options exercised	(146)	3.68
Options forfeited or expired	(45)	15.56

Options outstanding at March 31, 2008	2,322	11.34	1.67	$9,688

Options vested and exercisable at March 31, 2008	2,117	$11.01	1.51	$9,618

No options were granted during the three months ended March 31, 2008. The weighted-average fair value of options granted during the three months ended March 31, 2007, estimated as of the grant date using the Black-Scholes option valuation model, was $7.90 per option. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $1.6 million and $0.6 million, respectively. A total of approximately 137,000 shares of total unvested options are expected to vest.
As of March 31, 2008, total unrecognized compensation expense related to unvested stock options was $0.6 million. This expense is expected to be recognized over the remaining weighted-average period of 3.46 years.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock units are granted pursuant to the 2001 Plan and as determined by the compensation committee of the board of directors or the board of directors itself. Restricted stock awards granted to non-employee directors have a one-year vesting (i.e., lapse of restrictions) period from the date of grant. Restricted stock and restricted stock units granted to officers and employees of the Company generally have vesting periods ranging from two to five years from the date of grant. Restricted stock units granted to sales representatives and sales management generally have a maximum vesting term of three years from the date of grant. The Company issues new shares upon the issuance of restricted stock or vesting of restricted stock units. In accordance with SFAS 123R, the fair value of restricted stock and restricted stock units is estimated based on the closing stock price on the date of grant and the expense is recognized on a straight-line basis over the requisite vesting period. The total number of shares of restricted stock and restricted stock units expected to vest is adjusted by estimated forfeiture rates. The following table provides a summary of the Company’s restricted stock awards as of March 31, 2008 and of changes in restricted stock outstanding under the 2001 Plan during the three months ended March 31, 2008:

	Restricted Stock		Restricted Stock Units
		Weighted-		Weighted-
		Average Grant		Average Grant
	Number of	Date Fair Value	Number of	Date Fair Value
(Amounts in thousands, except per share amounts)	Shares	per Share	Shares	per Share
Nonvested shares outstanding at December 31, 2007	561	$14.50	595	$15.56
Shares issued	191	14.41	327	13.88
Shares vested or released	(235)	14.76	(181)	14.18
Shares forfeited	—	—	(34)	15.53

Nonvested shares outstanding at March 31, 2008	517	$14.35	707	$14.03

As of March 31, 2008, total unrecognized compensation costs related to nonvested restricted stock and restricted stock units was $6.2 million and $6.5 million, respectively. The expenses for the nonvested restricted stock and restricted stock units are expected to be recognized over a remaining weighted-average vesting period of 1.68 and 2.45 years, respectively. The total fair value of shares of restricted stock and restricted stock units that vested during the three months ended March 31, 2008 was $3.2 million and $2.6 million, respectively.

2. Inventories
Inventories consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2008	2007
Raw materials	$7,575	$6,534
Work in process	3,676	2,056
Finished goods	4,074	4,538

Total	$15,325	$13,128

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

The following is a reconciliation between weighted-average shares used in the basic and diluted earnings per share calculations:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2008	2007
Numerator:
Loss from continuing operations, net of tax	$(537)	$(2,207)
Income from discontinuing operations, net of tax	—	1,286

Net loss	$(537)	$(921)

Denominators:
Denominator for basic earnings per share:
Weighted-average number of common shares outstanding	24,603	23,550
Effect of dilutive securities:
Stock options, nonvested restricted stock and nonvested restricted stock units	—	—

Denominator for diluted net income per share:
Weighted-average number of common and common equivalent shares outstanding	24,603	23,550

Basic and diluted earnings per share:
Loss from continuing operations, net of tax	$(0.02)	$(0.09)
Income from discontinuing operations, net of tax	—	0.05

Net loss	$(0.02)	$(0.04)

Options to purchase approximately 941,000 and 858,000 shares of common stock have been excluded from the treasury stock method calculation for diluted weighted-average common shares for the three-month periods ended March 31, 2008 and 2007, respectively, because their exercise prices exceeded the average market price of the Company’s common stock during these periods and their effect would be anti-dilutive.
4. Goodwill and Other Intangible Assets
The Company recognizes goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and other intangible assets with indefinite lives are recorded at their carrying value and are tested for impairment annually or more frequently if impairment indicators exist. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In connection with the Company’s acquisition of AcryMed on February 15, 2008, it recorded $23.3 million of goodwill. See Note 6 on Acquisition for additional information.
Amortizable intangible assets in the accompanying consolidated balance sheets are as follows:

	As of March 31, 2008
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$3,476	$(1,612)	$1,864
Licensing Rights	1,102	(404)	698
Noncompetition agreements	2,000	(63)	1,937

Total	$6,578	$(2,079)	$4,499

	As of December 31, 2007
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$3,335	$(1,471)	$1,864
Licensing Rights	1,102	(380)	722

Total	$4,437	$(1,851)	$2,586

The Company amortizes patents, licensing rights and noncompetition agreements over seven, ten and four years, respectively. On February 15, 2008, the Company acquired AcryMed for $26.7 million, which included $2.0 million related to intangible assets for noncompetition agreements based upon its preliminary assessment. See Note

6 on Acquisition. On July 28, 2005, the Company entered into an agreement with Thomas Winters, M.D. to acquire the non-exclusive rights to utilize intellectual property, including registered United States patents, owned by Dr. Winters. Pursuant to the agreement, the Company made a cash payment of $900,000 to Dr. Winters and issued him options to purchase up to 5,000 shares of common stock of the Company. The options vested on the one year anniversary of the agreement and have an exercise price equal to the closing price of the Company’s common stock on July 28, 2005, or $15.20 per share. All of the options will expire on the eight year anniversary of the agreement. The total intangible assets acquired of approximately $951,000, which included the cash payment of $900,000 and issuance of options with a fair value of approximately $51,000, will be amortized over their expected life. The fair value of the options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 62%; risk-free interest rate of 4.25%; and contractual life of eight years.
Amortization expense for the three months ended March 31, 2008 and 2007 was approximately $193,000 and $145,000, respectively. Annual amortization expense of intangible assets is currently estimated to be approximately $551,000, $532,000, $487,000, $420,000 and $355,000 in 2008, 2009, 2010, 2011 and 2012, respectively. All amortization expense was recorded in the loss from continuing operations.
5. Stockholders’ Equity
On February 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a new stock repurchase program, which will be in existence for 12 months, unless the program is terminated sooner by the board of directors. This new stock repurchase program supersedes and replaces any other repurchase program that the Company previously announced. During the three months ended March 31, 2008, the Company repurchased 93,000 shares with a weighted-average purchase price of $14.37 per share under this program. No shares were repurchased during the three months ended March 31, 2007.
6. Acquisition
On February 15, 2008, the Company acquired AcryMed, a privately held Oregon-based corporation, for $26.7 million in cash. AcryMed is a developer of innovative infection control and wound healing products. The Company is seeking to expand its strategic focus to include general surgical site care management in addition to its leadership position in regional anesthesia for post-surgical pain management and believes AcryMed will play a key role in its strategy. The Company’s consolidated financial statements include the operating results of AcryMed from the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition of AcryMed were not material to the Company’s financial results.
The following table summarizes the Company’s preliminary estimate of the fair values of the assets acquired and liabilities assumed at the date of the acquisition:

(Amounts in thousands)
Cash	$66
Accounts receivable, net	937
Inventory	620
Other current assets	165
Property, net	506
Intangible assets	2,000
Goodwill	23,344
Other long-term assets	143

Total assets acquired	27,781

Accounts payable	689
Accrued payroll and related expenses	272
Other current liabilities	76
Other long-term liabilities	15

Total liabilities assumed	1,052

Net assets acquired	$26,729

As a result of the AcryMed acquisition, the Company recorded $23.3 million of goodwill and $2.0 million of acquired intangible assets related to noncompetition agreements with a weighted-average life of four years. None of the amount recorded as goodwill is expected to be deductible for tax purposes. The purchase price allocation is preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities become available. Any change in the fair value of the net assets of AcryMed will change the amount of the purchase price allocable to goodwill. To the extent, if any, the purchase price is allocated to amortizable assets other than goodwill or to in-process research and development costs, the Company will record amortization expense or write-off such costs in accordance with SFAS 141.
7. Discontinued Operations
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
On October 19, 2007, the Company purchased approximately 2.8 million shares of common stock of HAPC at $5.97 per share through private transactions with third parties totaling approximately $17 million. With the shares purchased as of that date, the Company owned approximately 15% of the issued and outstanding HAPC common stock and disclosed its intentions to vote such shares in favor of the acquisition. As of April 15, 2008, the latest date reported by HAPC, the 2.8 million shares held by the Company constitute approximately 16.6% of the issued and outstanding common stock of HAPC.
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

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company has reclassified the results from InfuSystem as discontinued operations. Summarized financial information for InfuSystem for the three months ended March 31, 2007 is as follows:

(Amounts in thousands)
Operating revenues	$7,874
Operating income (1)	1,752
Income taxes	466
Income from discontinued operations (1)	1,286

(1)	Includes $257,000 of divestiture expenses recorded during the three months ended March 31, 2007.
8. Fair Values of Financial Instruments
In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted SFAS 157 effective January 1, 2008. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1 – Quoted market prices in active markets for identical assets or liabilities.
Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3 – Unobservable inputs reflecting the reporting entity’s own assumptions.
The Company does not have any financial liabilities that are subject to valuation under SFAS 157. The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis during the period, by level within the fair value hierarchy:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
(Amounts in thousands)	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Reported as:
Cash equivalents (1) (2)	$37,108	$32,119	$4,989	$—
Short-term investments (2)	11,931	—	11,931	—
Short-term investments – InfuSystem Holdings, Inc. (formerly known as HAPC) common stock (3)	6,257	—	—	6,257

Total	$55,296	$32,119	$16,920	$6,257

(1)	Level 1 securities include money market securities that are valued based on quoted market prices in active markets.

(2)	Level 2 securities include available-for-sale investments in commercial paper and corporate bonds that are valued based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

(3)	Level 3 securities include available-for-sale investment in InfuSystem Holdings, Inc. (formerly known as HAPC) common stock purchased in October 2007 in connection with the sale of InfuSystem to HAPC. The value is based on quoted market price for the exchange-traded equity security adjusted to reflect the restriction on the sale of the security due to the Company’s affiliate status with HAPC resulting from its position as a substantial stockholder and creditor on a secured promissory note.

The following table presents a reconciliation of the financial assets measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2008:

Short-term
(Amounts in thousands)	Investments
Balance as of January 1, 2008	$10,533
Total gains (losses):
Included in net loss	—
Included in other comprehensive income	(4,276)
Purchases, issuances and settlements	—
Transfers in an/or out of Level 3	—

Balance as of March 31, 2008	$6,257

Change in unrealized losses still held at the reporting date related to short-term investments – InfuSystem Holdings, Inc. (formerly known as HAPC) common stock	$4,276

9. Commitments and Contingencies
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
The terms of the foregoing types of obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no additional liabilities have been recorded for these obligations on its balance sheets as of March 31, 2008 and December 31, 2007.
In connection with the sale of InfuSystem, the Company has indemnified HAPC as to all taxes imposed on or relating to InfuSystem that are due with respect to periods ending on or prior to the closing date, which was October 25, 2007. InfuSystem is subject to income tax of multiple state jurisdictions. The tax years 2002 and forward remain open to examination by the major state taxing jurisdictions to which InfuSystem is subject depending on the state taxing authority. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company recorded a liability of $3.7 million as of December 31, 2007 to reflect the fair value of the indemnification to HAPC for all tax exposures arising prior to the closing of the sale of InfuSystem, with an offsetting decrease in the gain on sale of discontinued operations, which was recognized on the balance sheet as part of “Other liabilities”.
There has been discussion in the orthopedic community over the possibility that the infusion of a local anesthetic into the joint space via a pain pump may contribute to a condition called chondrolysis. This condition, which to the Company’s knowledge has mostly been present after certain shoulder surgeries, may cause the deterioration of the cartilage in the joint months after the surgery. The authors of papers in the relevant medical literature have identified a variety of possible causes of chondrolysis including: thermal capsulorraphy; radiofrequency treatment; prominent hardware; gentian violet; chlorhexidine; methylmethacrylate; intra-articular (within the joint) administration of bupivacaine with epinephrine and intra-articular administration of bupivacaine without epinephrine; but there does not appear to be scientific evidence available yet sufficient to identify the actual cause. It should be noted, however, that these authors have not cited any evidence suggesting the extra-articular (outside the joint) administration of bupivacaine as a possible cause. For shoulder surgeries, the Company believes most surgeons today are administering bupivacaine extra-articularly or having an anesthesiologist administer a continuous nerve block (e.g., ON-Q C-bloc). The Company has, to date, been named as a defendant in approximately 19 lawsuits seeking damages as a result of alleged chondrolysis. Many of these lawsuits name defendants in addition to the Company such as physicians, drug companies and other device manufacturers. The Company currently has in place product liability insurance in the aggregate amount of $10 million for liability losses, including legal defense costs. The Company believes the use of our pump in shoulder surgeries to administer bupivacaine administered intra-articularly only accounts for an insignificant portion of our total revenues. Therefore, should it later be proven that bupivacaine administered intra-articularly causes chondrolysis in certain patients, the Company does not believe the loss of sales from pumps used intra-articularly will have a significant impact to its total revenue. However, there can be no assurance that the aggregate amount of liability losses, including legal defense costs, will not exceed the amount of applicable insurance coverage.
The Company is involved in other litigation arising from the normal course of operations. In the opinion of management, the ultimate impact of such other litigation will not have a material adverse effect on the Company’s financial position and results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s current opinions about trends and factors that may impact future operating results. Statements that use words such as “may,” “will,” “should,” “believes,” “predicts,” “estimates,” “projects,” “anticipates” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to material risks, assumptions and uncertainties, which could cause actual results to differ materially from those currently expected, and readers are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, the Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Form 10-K for the year ended December 31, 2007, Forms 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include, among others: physician acceptance of infusion-based therapeutic regimens; implementation of the Company’s direct sales strategy; successful integration of the Company’s recent acquisition of AcryMed Incorporated and further development and commercialization of AcryMed’s technologies; potential inadequacy of insurance to cover existing and future product liability claims; dependence on the Company’s suppliers and distributors; the Company’s continuing compliance with applicable laws and regulations, such as the Medicare Supplier Standards and Food, Drug and Cosmetic Act, and the Medicare’s and FDA’s concurrence with management’s subjective judgment on compliance issues; the reimbursement system currently in place and future changes to that system; product availability, acceptance and safety; competition in the industry; technological changes; intellectual property challenges and claims; economic and political conditions in foreign countries; currency exchange rates; inadequacy of booked reserves; and reliance on the success of the home health care industry. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.
Overview
The Company is improving surgical outcomes by designing, developing and marketing technically advanced, low cost drug delivery systems and innovative surgical products for post-surgical pain relief and surgical site care. The Company previously focused on three distinct markets: Regional Anesthesia, IV Infusion Therapy, and Oncology Infusion Services. The Company’s products are used in hospitals, ambulatory surgery centers, physicians’ offices and patients’ homes. Revenue from the Oncology Infusion Services market was generated by InfuSystem, Inc. (“InfuSystem”), which was previously a wholly owned subsidiary of the Company. InfuSystem primarily engages in the rental of infusion pumps on a month-to-month basis for the treatment of cancer. On October 25, 2007, the Company completed the sale of InfuSystem to InfuSystem Holdings, Inc., formerly known as HAPC, Inc. (“HAPC”). See Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion on the sale of InfuSystem.
The Company’s current strategic focus for future growth is on the rapidly growing Regional Anesthesia market, with particular emphasis on the Company’s pain relief products marketed under its ON-Q® brand. The Company intends to continue its sales and marketing efforts to further penetrate the United States post-surgical pain relief market with its ON-Q products.
The Company is also seeking to expand its strategic focus to include general surgical site care management in addition to its leadership position in Regional Anesthesia for post-surgical pain management. To that end, on December 13, 2007, the Company announced that it entered into a binding letter of intent to acquire AcryMed Incorporated (“AcryMed”), a privately held Oregon-based developer of innovative infection control and wound healing products. The agreement contemplated the merger of a new subsidiary of the Company into AcryMed, with AcryMed being the surviving corporation as a wholly owned subsidiary of the Company. The Company completed the acquisition of AcryMed on February 15, 2008 for $26.7 million in cash. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion on the acquisition of AcryMed.

Results of Operations
Revenue
Net revenues from continuing operations increased 17%, or $4.1 million, to $28.4 million for the three months ended March 31, 2008 from $24.3 million for the three months ended March 31, 2007.
Management has chosen to organize the enterprise around differences in products and services, which is the level at which the Company’s chief operating decision-maker regularly reviews operating results to make decisions about resource allocation and segment performance. The Company’s products are predominately assembled from common subassembly components in a single integrated manufacturing facility, and operating results are reviewed by management on a combined basis including all products as opposed to several operating segments. The Company believes it is most meaningful for the purposes of revenue analyses, however, to group the product lines into two categories representing specific clinical applications – IV Infusion Therapy and Acute Care.
Acute Care product revenues, which include Regional Anesthesia and AcryMed revenues, increased 21%, or $4.1 million, to $23.2 million for the three months ended March 31, 2008 from $19.1 million for the three months ended March 31, 2007. This increase was primarily due to increased clinical usage of the ON-Q PainBuster® Post-Operative Pain Relief System and C-bloc® Continuous Nerve Block System by surgeons in the United States. Revenue from the C-bloc Continuous Nerve Block System increased 102%, or $2.5 million, to $5.0 million for the three months ended March 31, 2008 compared to the same period in the prior year primarily due to improved customer awareness of clinical efficacy and favorable reimbursement from third parties. Other Regional Anesthesia products include the Soaker® Catheter and the SilverSoaker™ Catheter.
Sales of IV Infusion Therapy products, which include the Company’s intravenous elastomeric pumps, mechanical infusion devices and disposables, for the three months ended March 31, 2008 was $5.2 million, which was comparable to the same period in the prior year.
Cost of Revenues
Cost of revenues from continuing operations increased 14%, or $0.9 million, to $7.2 million for the three months ended March 31, 2008 from $6.3 million for the three months ended March 31, 2007. The increase was primarily due to higher sales volume. As a percentage of net product sales, product cost of revenues decreased by approximately one percentage point for the three months ended March 31, 2008 compared to the same period in the prior year. The decrease in cost of revenues is primarily due to the favorable change in sales mix toward high-margin Regional Anesthesia products.
Selling and Marketing Expenses
Selling and marketing expenses from continuing operations increased 7%, or $1.3 million, to $18.4 million for the three months ended March 31, 2008 from $17.1 million for the three months ended March 31, 2007.
For the three months ended March 31, 2008, the increase was primarily attributable to increases in compensation and related expenses ($0.8 million), consulting ($0.5 million), travel and entertainment expenses ($0.3 million), national sales meeting ($0.2 million), marketing samples ($0.1 million) and convention fees and services ($0.1 million), offset in part by decreases in commissions ($0.5 million) and non-cash compensation expense related to the amortization of deferred compensation ($0.6 million).
Increases in selling and marketing expenses were primarily due to costs related to the expansion of the Company’s direct sales force in the United States. In a transaction effective January 1, 2002, I-Flow re-acquired from Ethicon Endo-Surgery, Inc. the contractual rights to distribute ON-Q products on a direct basis. Since that time, ON-Q revenues have increased rapidly, and the Company’s primary strategy in the Regional Anesthesia market has been to rapidly increase market awareness of the clinical and economic advantages of ON-Q technology through a combination of clinical studies, sales force expansion and marketing programs. The increases in compensation and related expenses, consulting, travel and entertainment expenses, national sales meeting, marketing samples and convention fees and services were directly related to the increase in revenue and an increase in the number of quota-

carrying sales representatives and changes in the Company’s direct sales force and sales management. The decreases in commissions and non-cash compensation expense related to the amortization of deferred compensation were due to a decrease in the number of sales representatives who achieved quota during the three months ended March 31, 2008 compared to the same period in the prior year.
As a percentage of net revenues, selling and marketing expenses decreased by approximately six percentage points for the three months ended March 31, 2008 versus the same period in the prior year primarily because the increase in net revenues outpaced the increase in selling and marketing expenses described above.
General and Administrative Expenses
General and administrative expenses from continuing operations increased 22%, or $0.9 million, to $4.9 million for the three months ended March 31, 2008 from $4.0 million for the three months ended March 31, 2007.
For the three months ended March 31, 2008, the increase was primarily attributable to increases in non-cash compensation expense related to the amortization of deferred compensation ($0.8 million), general and administrative expenses incurred by AcryMed ($0.2 million) and management services fees ($0.1 million), offset in part by a decrease in bad debt expense ($0.4 million).
The increase in non-cash compensation expense related to the amortization of deferred compensation for the three months ended March 31, 2008 was primarily due to the continued adoption of SFAS 123R, which began in fiscal 2006 and requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based compensation, including unvested stock options previously granted to employees at exercise prices equal to the fair market value of the underlying shares at the grant date. The general and administrative expenses incurred by AcryMed were consolidated with the Company’s operations effective February 15, 2008 in connection with the Company’s acquisition of AcryMed. The management services fees were paid for processing costs related to the Company’s ON-Q billings as part of the services agreement entered into with InfuSystem in October 2007.
As a percentage of net revenues, general and administrative expenses were comparable to the same period in the prior year.
Product Development Expenses
Product development expenses from continuing operations include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses increased 48%, or $0.3 million, to $0.9 million for the three months ended March 31, 2008 from $0.6 million for the three months ended March 31, 2007. The increase was primarily due to expenses incurred by AcryMed and an increase in compensation and related expenses that resulted from an increase in the number of headcount. Expenses incurred by AcryMed were consolidated with the Company’s operations effective February 15, 2008 in connection with the Company’s acquisition of AcryMed. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market.
Interest Income, Net
Interest income, net of interest expense, from continuing operations increased 512%, or $1.4 million, to $1.7 million for the three months ended March 31, 2008 from $0.3 million for the three months ended March 31, 2007. The increase during the three months ended March 31, 2008 compared to the same period in the prior year was primarily due to interest earned from the HAPC note receivable, amortization of deferred financing fees received from HAPC at the close of the sale of InfuSystem and increased investment income from higher cash and cash equivalents and short-term investments balances. The Company’s cash and cash equivalents and short-term investments, excluding the HAPC common stock, increased to $51.4 million as of March 31, 2008 from $21.5 million as of March 31, 2007, which was primarily due to the cash proceeds received from the sale of InfuSystem in October 2007, offset in part by the cash paid in the acquisition of AcryMed in February 2008.

Income Taxes
Income tax benefit from continuing operations decreased $0.5 million to $0.8 million for the three months ended March 31, 2008 from $1.3 million for the three months ended March 31, 2007. The Company’s effective tax rate for continuing operations for the three months ended March 31, 2008 was a tax benefit of 58.4% compared to a tax benefit rate of 36.9% for the three months ended March 31, 2007. The decrease in income tax benefit for the three months ended March 31, 2008 was primarily due to a decrease in operating loss from continuing operations. The increase in the income tax benefit rate was primarily due to a favorable tax incentive recorded by the Company’s Mexico subsidiary during the three months ended March 31, 2008.
Liquidity and Capital Resources
During the three-month period ended March 31, 2008, cash used in operating activities from continuing operations was $11.8 million compared to $3.6 million for the same period in the prior year. The increase in cash used by operating activities is primarily due to a federal income tax payment of $12.5 million made during the three months ended March 31, 2008 in connection with the taxable gain from sale of InfuSystem in October 2007, offset in part by a decrease in accounts receivable resulting from improved collections.
During the three-month period ended March 31, 2008, cash used in investing activities from continuing operations was $24.1 million compared to cash provided by investing activities from continuing operations of $0.9 million for the same period in the prior year. The decrease in cash provided by investing activities was primarily due to the cash payment made for the acquisition of AcryMed in February 2008 and an increase in the purchases of investments, offset in part by the increase in net proceeds from the maturities of investments.
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
During the three-month period ended March 31, 2008, cash used in financing activities from continuing operations was $3.4 million compared to cash used in financing activities of $1.1 million for the same period in the prior year. The increase in cash used in financing activities was due to the purchase of 93,000 shares of stock totaling $1.3 million in open market transactions and approximately 181,000 shares totaling $2.3 million purchased by the Company related to employee payroll tax withholdings from the vesting of certain restricted stock and restricted units and the exercise of certain outstanding stock options during the three months ended March 31, 2008.
As of March 31, 2008, the Company had cash and cash equivalents of $39.4 million, short-term investments of $18.2 million, net accounts receivable of $18.8 million and net working capital of $85.3 million. Management believes the current funds, together with possible borrowings on the existing line of credit and other bank loans, are sufficient to provide for the Company’s projected needs to maintain operations for at least the next 12 months. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.
The Company has a $10.0 million working capital line of credit with Silicon Valley Bank. The line of credit facility initially expired on April 28, 2007. Effective July 16, 2007, the Company renewed the line of credit facility on substantially the same terms as originally established between the Company and Silicon Valley Bank and extended the term of the credit facility to July 14, 2008. The Company is able to borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at either Silicon Valley Bank’s prime rate (5.25% at March 31, 2008) or LIBOR per annum plus 2.75%, at the Company’s option.
The Company’s line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to the achievement of a minimum profitability level and satisfaction of a quick ratio test. As of March 31, 2008, the Company was in compliance with all related covenants.

On February 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a new stock repurchase program, which will be in existence for 12 months, unless the program is terminated sooner by the board of directors. This new stock repurchase program supersedes and replaces any other repurchase program that the Company previously announced. During the three months ended March 31, 2008, the Company repurchased 93,000 shares with a weighted-average purchase price of $14.37 per share under this program. No shares were repurchased during the three months ended March 31, 2007. Also, in connection with our 2001 Plan the Company may repurchase shares of common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock and restricted stock units. In addition, the board of directors approved the withholding of shares of common stock for the satisfaction of payment of the exercise price and individual tax withholdings for the exercise of certain outstanding stock options. A summary of our repurchase activity for the three months ended March 31, 2008 is as follows:

				Maximum Number
				(or Approximate
				Dollar Value) of
			Total Number of	Shares That May Yet
		Average	Shares Purchased Under	Be Purchased Under
	Total Number of	Price Paid	the Stock Repurchase	the Stock Repurchase
2008	Shares Purchased (1)	per Share (1)	Program (2)	Program (2)
January 1 – January 31	55,414	$14.30	—	—
February 1 – February 28	125,418	14.02	—	1,000,000
March 1 – March 31	449	13.87	93,000	907,000

Total	181,281	$14.11	93,000	907,000

(1)	The total number of shares purchased represents shares delivered to or withheld by the Company in connection with employee payroll tax withholding upon vesting of restricted stock and restricted stock units and the satisfaction of payment of the exercise price and employee tax withholding for the exercise of certain outstanding stock options.

(2)	The stock repurchase program authorized the repurchase of up to 1,000,000 shares of the Company’s common stock, which will be in existence for 12 months, unless the program is terminated sooner by the board of directors. No shares were repurchased under the stock repurchase program during the three months ended March 31, 2007.
The Company had no material changes outside the normal course of business in the contractual obligations and commercial commitments disclosed in Item 7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, under the caption “Contractual Obligations and Commercial Commitments.” As of March 31, 2008, the Company had no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).
New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; however, the FASB staff has approved a one year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 has not impacted the Company’s consolidated financial statements, except for disclosure requirements. See Note 8 on Fair Values of Financial Instruments.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 became effective beginning January 1, 2008. The Company has not elected to measure any eligible items at fair value. As such, the adoption of SFAS 159 has not impacted the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, Business Combinations (“SFAS 141”), but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. SFAS 141(R) will be effective January 1, 2009. Accordingly, the Company recorded the acquisition of AcryMed on February 15, 2008 following SFAS 141 and will continue to record and disclose any business combinations until January 1, 2009 under the existing standard. The Company expects SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions after that date.
No other new accounting pronouncements issued or effective during the fiscal year had or is expected to have a material impact on the Company’s consolidated financial statements.
Critical Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in our 2007 Form 10-K.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The Company’s financial instruments include cash and cash equivalents and short-term investments. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.
The principal objective of the Company’s asset management activities is to maximize net investment income while maintaining acceptable levels of credit and interest rate risk and facilitating its funding needs. At March 31, 2008, the carrying values of the Company’s financial instruments approximated fair values based on current market prices and rates. As of March 31, 2008, approximately 67% of the Company’s cash equivalents and short-term investments have maturity dates of 90 days or less and approximately 33% have maturity dates of greater than 90 days but not more than 365 days. The Company is susceptible to market value fluctuations with regard to its short-term investments. However, due to the relatively short maturity period of those investments and based on their highly liquid nature, the risk of material market value fluctuations is not expected to be significant.
Foreign Currency
The Company has a subsidiary in Mexico. As a result, the Company is exposed to potential transaction gains and losses resulting from fluctuations in foreign currency exchange rates. The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.
Item 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
There has been discussion in the orthopedic community over the possibility that the infusion of a local anesthetic into the joint space via a pain pump may contribute to a condition called chondrolysis. This condition, which to the Company’s knowledge has mostly been present after certain shoulder surgeries, may cause the deterioration of the cartilage in the joint months after the surgery. The authors of papers in the relevant medical literature have identified a variety of possible causes of chondrolysis including: thermal capsulorraphy; radiofrequency treatment; prominent hardware; gentian violet; chlorhexidine; methylmethacrylate; intra-articular (within the joint) administration of bupivacaine with epinephrine and intra-articular administration of bupivacaine without epinephrine; but there does not appear to be scientific evidence available yet sufficient to identify the actual cause. It should be noted, however, that these authors have not cited any evidence suggesting the extra-articular (outside the joint) administration of bupivacaine as a possible cause. For shoulder surgeries, the Company believes most surgeons today are administering bupivacaine extra-articularly or having an anesthesiologist administer a continuous nerve block (e.g., ON-Q C-bloc). The Company has, to date, been named as a defendant in approximately 19 lawsuits seeking damages as a result of alleged chondrolysis. Many of these lawsuits name defendants in addition to the Company such as physicians, drug companies and other device manufacturers. The Company currently has in place product liability insurance in the aggregate amount of $10 million for liability losses, including legal defense costs. The Company believes the use of our pump in shoulder surgeries to administer bupivacaine administered intra-articularly only accounts for an insignificant portion of our total revenues. Therefore, should it later be proven that bupivacaine administered intra-articularly causes chondrolysis in certain patients, the Company does not believe the loss of sales from pumps used intra-articularly will have a significant impact to its total revenue. However, there can be no assurance that the aggregate amount of liability losses, including legal defense costs, will not exceed the amount of applicable insurance coverage.
As of May 8, 2008, the Company was involved in other legal proceedings in the normal course of operations. Although the ultimate outcome of such other proceedings cannot be currently determined, in the opinion of management, any resulting future liability will not have a material adverse effect on I-Flow Corporation and its subsidiaries, taken as a whole.
Item 1A. RISK FACTORS
The Annual Report on Form 10-K for the year ended December 31, 2007 includes a detailed discussion of the Company’s risk factors. Pursuant to the instructions to Form 10-Q, the Company has provided below only those risk factors that are new or that have been materially amended since the time that the Company filed its most recent Form 10-K. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in the Company’s most recent Form 10-K as well as the information under “Legal Proceedings” in this Form 10-Q.
RISK FACTORS RELATING TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE
We have experienced net losses in prior periods. Future losses are possible.
We incurred a net loss of $0.5 million during the three months ended March 31, 2008. We had net income of $41.2 million for the year ended December 31, 2007, which was primarily due to the sale of InfuSystem. We incurred a loss from continuing operations, net of tax, of $9.0 million during the year ended December 31, 2007. We may not achieve or maintain profitability from operations in the future, and further losses may arise. Further, the sale of InfuSystem may increase losses in the future since that operation had historically enjoyed significant income.
We may need to raise additional capital in the future to fund our operations. We may be unable to raise funds when needed or on acceptable terms.
During the three months ended March 31, 2008, our operating activities used cash of $11.8 million and our investing activities used cash of $24.1 million. As of March 31, 2008, we had cash and equivalents of $39.4 million, short-term investments of $18.2 million and net accounts receivable of $18.8 million. We believe our current funds, together with possible borrowings on our existing lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to reduce our operations or seek additional financing. Furthermore, financing may not be available when needed and may not be on terms acceptable to us.
A significant portion of our sales is to customers in foreign countries. We may lose revenues, market share, and profits due to exchange rate fluctuations and other factors related to our foreign business.
For the three months ended March 31, 2008, sales to customers in foreign countries comprised approximately 13% of our revenues. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.
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
For the three months ended March 31, 2008, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 2% and 7% of the Company’s total revenues, respectively. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical Inc. could cause a material decline in our overall sales and a material adverse effect on our business.
Our financial results could be adversely impacted by recording impairment losses or incurring capital losses on stock sales in connection with our ownership of HAPC common stock.
In October 2007, we purchased approximately 2.8 million shares of common stock of InfuSystem Holdings, Inc., formerly known as HAPC, Inc. (“HAPC”), at $5.97 per share through private transactions with third parties totaling approximately $17 million in connection with the then-pending sale of InfuSystem. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), we must periodically determine whether a decline in fair value of HAPC common stock below our cost basis is other-than-temporary. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is to be written down to fair value and the amount of the write-down is to be included in earnings. For the year ended December 31, 2007, we recognized an other-than-temporary impairment of $6.1 million on our HAPC common stock, recorded the impairment loss and established a new cost basis in ownership position of the HAPC common stock. For the three months ended March 31, 2008, we recorded a $4.3 million unrealized loss on our ownership of HAPC common stock and reported it as a separate component of stockholders’ equity in accordance with SFAS 115. We continue to hold approximately 2.8 million shares of HAPC common stock. If the fair value of HAPC common stock declines further and the decline is determined to be other-than-temporary, or if we sell shares of HAPC at lower than our current cost basis, any resulting impairment charges under SFAS 115 or capital loss on sale of the shares would have an adverse effect on our net income or increase our net losses.
RISK FACTORS RELATED SPECIFICALLY TO OUR COMMON STOCK
The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.
Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the three months ended March 31, 2008 was approximately 145,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.

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
Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding options and warrants may be resold pursuant to currently effective registration statements. As of March 31, 2008, there were:
•	24,700,638 shares of common stock that are freely tradable in the public markets;
•	517,315 shares of restricted stock that are subject to outstanding awards under our 2001 Equity Incentive Plan;
•	185,109 shares of common stock underlying outstanding warrants which have been registered for resale under a Registration Statement on Form S-3 (Registration No. 333-109096); and
•	an aggregate of 3,028,147 shares of common stock that are subject to outstanding awards under our various equity incentive plans, including shares of restricted stock units and stock options.
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

I-FLOW CORPORATION
Date: May 8, 2008	/s/Donald M. Earhart
Donald M. Earhart
Chairman, President and Chief Executive Officer (On behalf of the registrant)

Date: May 8, 2008	/s/James R. Talevich
James R. Talevich
Chief Financial Officer (As principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

2.1	Stock Purchase Agreement, dated October 28, 2004, by and between Integra LifeSciences Corporation and I-Flow Corporation (1)

2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation (2)

2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. (3)

2.4	Agreement and Plan of Merger, dated February 9, 1998, by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (4)

2.5	Agreement for Purchase and Sale of Assets, dated July 3, 1996, by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (5)

2.6	Stock Purchase Agreement, dated as of September 29, 2006, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (including the Form of Services Agreement, attached thereto as Exhibit A, the Form of License Agreement attached thereto as Exhibit B and the Term Sheet attached thereto as Exhibit C) (11)

2.7	Amendment No. 1 dated as of April 30, 2007 to the Stock Purchase Agreement dated as of September 29, 2006 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (12)

2.8	Amendment No. 2 dated as of June 29, 2007 to the Stock Purchase Agreement dated as of September 29, 2006, as amended by an Amendment No. 1 dated as of April 30, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (13)

2.9	Amendment No. 3 dated as of July 31, 2007 to the Stock Purchase Agreement dated as of September 29, 2006, as amended by Amendment No. 1 dated as of April 30, 2007 and an Amendment No. 2 dated as of June 29, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (14)

2.10	Memorandum of Intent dated as of September 12, 2007 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (15)

2.11	Amendment No. 4 dated as of September 18, 2007 to the Stock Purchase Agreement dated as of September 29, 2006, as amended by Amendment No. 1 dated as of April 30, 2007, an Amendment No. 2 dated as of June 29, 2007 and an Amendment No. 3 dated as of July 31, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (16)

2.12	Further Agreement Regarding Project Iceland dated as of October 17, 2007 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (17)

2.13	Acknowledgement and Agreement dated as of October 8, 2007 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc., Iceland Acquisition Subsidiary, Inc., Sean D. McDevitt and Philip B. Harris (17)

2.14	Form of Share Purchase Agreement (17)

2.15	Second Form of Share Purchase Agreement (17)

2.16	Form of Irrevocable Proxy (17)

2.17	Binding Letter of Intent dated as of December 13, 2007 by and among I-Flow Corporation, AcryMed, Inc., Bruce L. Gibbins, Jack D. McMaken, John A. Calhoun and James P. Fee, Jr. (18)

2.18	Agreement and Plan of Merger dated as of February 2, 2008 by and among I-Flow Corporation, Alaska Acquisition Subsidiary, Inc., AcryMed Incorporated, Bruce L. Gibbins, Jack D. McMaken, John A. Calhoun and James P. Fee, Jr., in their capacities as stockholders, and John A. Calhoun, in his capacity as the stockholder representative (19)

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation (6)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (2)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (7)

4.1	Specimen Common Stock Certificate (8)

4.2	Warrant Agreement, dated February 13, 1990, between the Company and American Stock Transfer & Trust Company, as warrant agent (9)

4.3	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as rights agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase (7)

4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.6	Form of Warrant, dated September 4, 2003 (1)

4.7	Form of Registration Rights Agreement, dated September 4, 2003 (1)

10.1	Summary of the terms of the 2008 Executive Performance Incentive Plan (20)*

10.2	Amendment No. 3 to Employment Agreement with Donald M. Earhart, dated February 21, 2008 (20)*

10.3	Amendment No. 2 to Employment Agreement with James R. Talevich, dated February 21, 2008 (20)*

10.4	Amendment No. 2 to Agreement Re: Change in Control with Donald M. Earhart, dated February 21, 2008 (20)*

10.5	Amendment No. 2 to Agreement Re: Change in Control with James J. Dal Porto, dated February 21, 2008 (20)*

10.6	Amendment No. 2 to Agreement Re: Change in Control with James R. Talevich, dated February 21, 2008 (20)*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 4, 2006.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 1, 2007.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 2, 2007.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 31, 2007.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 13, 2007.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 19, 2007.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 19, 2007.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on December 17, 2007.

(19)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 6, 2008.

(20)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 26, 2008.