Form 10-Q
period 2008-06-30
I FLOW CORP /DE/
filed 2008-08-11
CIK 857728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☑
As of July 31, 2008 there were 24,606,728 shares of common stock outstanding.

I-FLOW CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

PART 1 — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
I-FLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)

	June 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$33,111	$78,571
Short-term investments	6,995	14,379
Short-term investments — InfuSystem Holdings, Inc. (formerly known as HAPC) common stock	7,665	10,533
Accounts receivable, less allowance for doubtful accounts of $1,963 and $1,962 at June 30, 2008 and December 31, 2007, respectively	20,784	22,443
Inventories	15,752	13,128
Prepaid expenses and other current assets	3,457	1,267
Note receivable, InfuSystem Holdings, Inc. (formerly known as HAPC) — current	2,862	2,044
Deferred income taxes	1,599	1,499

Total current assets	92,225	143,864

Property, net	4,055	3,318
Goodwill	23,344	—
Other intangible assets, net	4,383	2,586
Other long-term assets	195	133
Note receivable, InfuSystem Holdings, Inc. (formerly known as HAPC) — noncurrent	28,615	30,250
Deferred income taxes	8,647	8,504

Total assets	$161,464	$188,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,713	$4,570
Accrued payroll and related expenses	7,140	7,724
Income taxes payable	—	12,450
Accrued litigation costs (Note 10)	8,687	—
Other current liabilities	1,464	1,933

Total current liabilities	22,004	26,677

Other liabilities (Note 10)	6,201	6,402

Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital — $0.001 par value; 40,000 shares authorized; 24,601 and 24,974 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	134,601	142,197
Accumulated other comprehensive loss	(2,966)	(207)
Retained earnings	1,624	13,586

Net stockholders’ equity	133,259	155,576

Total liabilities and stockholders’ equity	$161,464	$188,655

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues	$35,316	$29,075	$63,731	$53,381
Cost of revenues	9,699	8,054	16,886	14,342

Gross profit	25,617	21,021	46,845	39,039

Operating expenses:
Selling and marketing	19,353	18,273	37,751	35,414
General and administrative	5,585	4,677	10,493	8,711
Product development	1,237	682	2,158	1,304
Certain litigation and insurance charges (Note 10)	12,168	—	12,168	—

Total operating expenses	38,343	23,632	62,570	45,429

Operating loss	(12,726)	(2,611)	(15,725)	(6,390)
Interest and other income	1,188	245	2,895	524

Loss from continuing operations before income taxes	(11,538)	(2,366)	(12,830)	(5,866)
Income tax benefit	113	796	868	2,089

Loss from continuing operations	(11,425)	(1,570)	(11,962)	(3,777)
Discontinued operations:
Income from discontinued operations, net of tax	—	2,169	—	3,455

Net income (loss)	$(11,425)	$599	$(11,962)	$(322)

Per share of common stock, basic and diluted:
Loss from continuing operations	$(0.47)	$(0.06)	$(0.49)	$(0.16)
Income from discontinued operations, net of tax	—	0.09	—	0.15

Net income (loss)	$(0.47)	$0.03	$(0.49)	$(0.01)

Weighted-average shares, basic and diluted	24,459	23,694	24,528	23,622

Comprehensive Operations:
Net income (loss)	$(11,425)	$599	$(11,962)	$(322)
Foreign currency translation gain (loss)	(7)	44	108	16
Unrealized gain on investment securities	4	2	1	2
Unrealized gain (loss) on investment securities - InfuSystem Holdings, Inc. (formerly known as HAPC) common stock	1,409	—	(2,868)	—

Comprehensive income (loss)	$(10,019)	$645	$(14,721)	$(304)

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,962)	$(322)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations, net of tax	—	(3,455)
Stock-based compensation	3,328	2,995
Depreciation and amortization	1,095	777
Excess tax benefit from exercise of stock options and vested restricted stock and restricted stock units	(562)	—
Write-off of inventory	373	329
Amortization of deferred financing fees from note receivable, InfuSystem Holdings, Inc. (formerly known as HAPC)	(355)	—
Provision for doubtful accounts receivable	184	535
Gain on disposal of property	(4)	(2)
Deferred income taxes	—	(1,429)
Changes in operating assets and liabilities, net of AcryMed acquisition:
Accounts receivable	2,411	991
Inventories	(2,377)	(2,305)
Prepaid expenses and other assets	(777)	(246)
Accounts payable, accrued payroll and related expenses	(1,571)	(302)
Income taxes payable	(13,524)	(132)
Accrued litigation costs	8,687	—
Other liabilities	(407)	1,093

Net cash used in operating activities from continuing operations	(15,461)	(1,473)
Net cash provided by operating activities from discontinued operations	—	3,578

Net cash (used in) provided by operating activities	(15,461)	2,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(691)	(782)
Proceeds from sale of property	11	—
Acquisition of AcryMed, net of cash acquired	(26,663)	—
Repayments on note receivable, InfuSystem Holdings, Inc. (formerly known as HAPC)	818	—
Purchases of investments	(6,944)	(4,551)
Maturities of investments	14,329	9,752
Patent acquisitions	(262)	(164)

Net cash (used in) provided by investing activities from continuing operations	(19,402)	4,255
Net cash used in investing activities from discontinued operations	—	(1,353)

Net cash (used in) provided by investing activities	(19,402)	2,902

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(11,582)	(1,500)
Excess tax benefit from exercise of stock options and vested restricted stock and restricted stock units	562	—
Proceeds from exercise of stock options	315	1,676

Net cash (used in) provided by financing activities	(10,705)	176

Effect of exchange rates on cash	108	16

Net (decrease) increase in cash and cash equivalents	(45,460)	5,199
Net decrease in cash and cash equivalents from discontinued operations	—	1,543
Cash and cash equivalents at beginning of period	78,571	9,288

Cash and cash equivalents at end of period	$33,111	$16,030

(Table continued on next page)
See accompanying notes to condensed consolidated financial statements.

	Six Months Ended
	June 30
	2008	2007
SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments	$13,162	$318
Interest received	2,830	529
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Property acquisitions	$169	$226
See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at June 30, 2008 and the results of its operations for the three and six-month periods ended June 30, 2008 and 2007 and cash flows for the six-month periods ended June 30, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.
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
Segment Reporting – The Company operates in one reportable operating segment. Management has chosen to organize the enterprise around differences in products and services, which is the level at which the Company’s chief operating decision-maker regularly reviews operating results to make decisions about resource allocation and segment performance. The Company’s products are predominately assembled from common subassembly components in a single integrated manufacturing facility, and operating results are reviewed by management on a combined basis including all products as opposed to several operating segments. The Company believes it is most meaningful for the purposes of revenue analyses, however, to group the product lines into two categories representing specific clinical applications – IV Infusion Therapy and Acute Care. Revenues from sales of IV Infusion and Acute Care for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2008	2007	2008	2007
Acute Care	$27,894	$23,015	$51,084	$42,147
IV Infusion Therapy	7,422	6,060	12,647	11,234

Total	$35,316	$29,075	$63,731	$53,381

For each of the three and six month periods ended June 30, 2008, sales to customers in foreign countries comprised approximately 12% of the Company’s total revenues. For the three and six months ended June 30, 2007, sales to customers in foreign countries comprised approximately 12% and 11% of the Company’s total revenues, respectively. Total revenues by geographical region are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2008	2007	2008	2007
United States	$31,047	$25,641	$55,898	$47,412
Europe	3,467	2,757	6,081	4,666
Asia/Pacific Rim	258	425	738	777
Other	544	252	1,014	526

Total	$35,316	$29,075	$63,731	$53,381

The Company has distribution agreements with B. Braun Medical Inc. in the United States and B. Braun Medical S.A. (France) internationally to sell the Company’s IV Infusion Therapy products. For the three months ended June 30, 2008, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 7% and 8% of the Company’s total revenues, respectively. For the six months ended June 30, 2008, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 5% and 7% of the Company’s total revenues, respectively. For the three months ended June 30, 2007, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 7% and 8% of the Company’s total revenues, respectively. For the six months ended June 30, 2007, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 6% and 9% of the Company’s total revenues, respectively.
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
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, Business Combinations (“SFAS 141”), but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. SFAS 141(R) will be effective beginning January 1, 2009. Accordingly, the Company recorded the acquisition of AcryMed Incorporated (“AcryMed”) on February 15, 2008 following SFAS 141 and will continue to record and disclose any business combinations until January 1, 2009 under the existing standard. The Company expects SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions after that date.
No other new accounting pronouncements issued or effective during the fiscal year had or are expected to have a material impact on the Company’s consolidated financial statements.
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
Stock-based compensation expense recognized for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2008	2007	2008	2007
Loss from continuing operations:
Selling and marketing	$392	$616	$492	$1,232
General and administrative	1,518	1,216	2,836	1,763

Subtotal	1,910	1,832	3,328	2,995

Income from discontinued operations:
Selling and marketing	—	30	—	79
General and administrative	—	34	—	68

Subtotal	—	64	—	147

Total	$1,910	$1,896	$3,328	$3,142

SFAS 123R requires companies to estimate the fair value of equity awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model, which it had previously used for valuation of option-based awards for its pro forma information required under SFAS 123 for periods prior to fiscal 2006. The determination of the fair value of option-based awards using the Black-Scholes model incorporates various assumptions including volatility, expected life of awards, risk-free interest rates and expected dividend. The expected volatility is based on the historical volatility of the price of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and non-employee directors. No options were granted during the three and six months ended June 30, 2008. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three and six months ended June 30, 2007:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Expected life (in years)	5.0	5.0
Risk-free interest rate	5.03%	4.48% - 5.03%
Volatility	53%	53% - 54%
Dividend yield	0.00%	0.00%
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
From and after May 26, 2006, all active equity incentive plans of the Company have been approved by its stockholders. All future grants of stock options (including incentive stock options or nonqualified stock options), restricted stock, restricted stock units or other forms of equity-based compensation to officers, employees, consultants and advisors of the Company and its affiliated entities are expected to be made under the I-Flow Corporation 2001 Equity Incentive Plan (the “2001 Plan”), which was approved by the Company’s stockholders in May 2001. The maximum number of shares of common stock that may be issued pursuant to awards under the 2001 Plan is currently 7,750,000, subject to adjustments for stock splits or other adjustments as defined in the 2001 Plan.

Stock Options
Options granted under the 2001 Plan become exercisable at such times as determined by the compensation committee of the board of directors or the board of directors itself and expire on various dates up to ten years from the date of grant. Options currently granted to employees generally have an exercise price equal to the market price of the Company’s stock at the date of the grant, with vesting and contractual terms of five years. Options generally provide for accelerated vesting if there is a change in control (as defined in the 2001 Plan or, as applicable, the officers’ employment and change in control agreements). The Company issues new shares upon the exercise of stock options. The following table provides a summary of all the Company’s outstanding options as of June 30, 2008 and of changes in options outstanding during the six months ended June 30, 2008:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise Price	Term	Intrinsic
(Amounts in thousands, except per share and year amounts)	of Shares	per Share	(in years)	Value
Options outstanding at December 31, 2007	2,513	$10.97
Options granted	—	—
Options exercised	(161)	3.72
Options forfeited or expired	(88)	15.17

Options outstanding at June 30, 2008	2,264	11.32	1.43	$6,383

Options vested and exercisable at June 30, 2008	2,105	$11.05	1.29	$6,383

No options were granted during the six months ended June 30, 2008. The weighted-average fair value of options granted during the six months ended June 30, 2007, estimated as of the grant date using the Black-Scholes option valuation model, was $7.86 per option. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $1.7 million and $1.5 million, respectively. A total of approximately 97,000 shares of total unvested options are expected to vest.
As of June 30, 2008, total unrecognized compensation expense related to unvested stock options was $0.4 million. This expense is expected to be recognized over the remaining weighted-average period of 3.25 years.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock units are granted pursuant to the 2001 Plan and as determined by the compensation committee of the board of directors or the board of directors itself. Restricted stock awards granted to non-employee directors have a one-year vesting (i.e., lapse of restrictions) period from the date of grant. Restricted stock and restricted stock units granted to officers and employees of the Company generally have vesting periods ranging from two to five years from the date of grant. Restricted stock units granted to sales representatives and sales management generally have a maximum vesting term of three years from the date of grant. The Company issues new shares upon the issuance of restricted stock or vesting of restricted stock units. In accordance with SFAS 123R, the fair value of restricted stock and restricted stock units is estimated based on the closing stock price on the date of grant and the expense is recognized on a straight-line basis over the requisite vesting period. The total number of shares of restricted stock and restricted stock units expected to vest is adjusted by estimated forfeiture rates. The following table provides a summary of the Company’s restricted stock awards as of June 30, 2008 and of changes in restricted stock outstanding under the 2001 Plan during the six months ended June 30, 2008:

	Restricted Stock		Restricted Stock Units
		Weighted-		Weighted-
		Average Grant		Average Grant
	Number of	Date Fair Value	Number of	Date Fair Value
(Amounts in thousands, except per share amounts)	Shares	per Share	Shares	per Share
Nonvested shares outstanding at December 31, 2007	561	$14.50	597	$15.57
Shares issued	191	14.41	350	13.82
Shares vested or released	(235)	14.76	(184)	14.15
Shares forfeited	—	—	(79)	15.51

Nonvested shares outstanding at June 30, 2008	517	$14.35	684	$14.73

As of June 30, 2008, total unrecognized compensation costs related to nonvested restricted stock and restricted stock units was $5.1 million and $5.7 million, respectively. The expenses for the nonvested restricted stock and restricted stock units are expected to be recognized over a remaining weighted-average vesting period of 1.43 and 2.3 years, respectively. The total fair value of shares of restricted stock and restricted stock units that vested during the six months ended June 30, 2008 was $3.2 million and $2.6 million, respectively.
2. Inventories
Inventories consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2008	2007
Raw materials	$6,840	$6,534
Work in process	3,676	2,056
Finished goods	5,236	4,538

Total	$15,752	$13,128

3. Earnings (Loss) Per Share
Pursuant to SFAS No. 128, Earnings Per Share, the Company provides dual presentation of “Basic” and “Diluted” earnings per share.
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the periods presented, excluding nonvested restricted stock which the Company has a right to repurchase or terminate in the event of early termination of employment or service.
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

The following is a reconciliation between weighted-average shares used in the basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Loss from continuing operations, net of tax	$(11,425)	$(1,570)	$(11,962)	$(3,777)
Income from discontinued operations, net of tax	—	2,169	—	3,455

Net income (loss)	$(11,425)	$599	$(11,962)	$(322)

Denominators:
Denominator for basic earnings per share:
Weighted-average number of common shares outstanding	24,459	23,694	24,528	23,622
Effect of dilutive securities:
Stock options, nonvested restricted stock and nonvested restricted stock units	—	—	—	—

Denominator for diluted net income per share:
Weighted-average number of common and common equivalent shares outstanding	24,459	23,694	24,528	23,622

Earnings per share, basic and diluted:
Loss from continuing operations, net of tax	$(0.47)	$(0.06)	$(0.49)	$(0.16)
Income from discontinued operations, net of tax	—	0.09	—	0.15

Net income (loss)	$(0.47)	$0.03	$(0.49)	$(0.01)

Options to purchase approximately 1,805,000 and 1,619,000 shares of common stock have been excluded from the treasury stock method calculation for diluted weighted-average common shares for the three and six-month periods ended June 30, 2008, respectively, because their exercise prices exceeded the average market price of the Company’s common stock during these periods and their effect would be anti-dilutive.
Options to purchase approximately 846,000 shares of common stock have been excluded from the treasury stock method calculation for diluted weighted-average common shares for each of the three and six-month periods ended June 30, 2007, respectively, because their exercise prices exceeded the average market price of the Company’s common stock during these periods and their effect would be anti-dilutive.
4. Goodwill and Other Intangible Assets
The Company recognizes goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and other intangible assets with indefinite lives are recorded at their carrying value and are tested for impairment annually or more frequently if impairment indicators exist. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In connection with the Company’s acquisition of AcryMed on February 15, 2008, it recorded $23.3 million of goodwill. See Note 6 on Acquisition for additional information.
Amortizable intangible assets in the accompanying consolidated balance sheets are as follows:

	As of June 30, 2008
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$3,515	$(1,619)	$1,896
Licensing rights	1,102	(428)	674
Noncompetition agreements	2,000	(187)	1,813

Total	$6,617	$(2,234)	$4,383

	As of December 31, 2007
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$3,335	$(1,471)	$1,864
Licensing rights	1,102	(380)	722

Total	$4,437	$(1,851)	$2,586

The Company amortizes patents, licensing rights and noncompetition agreements using the straight-line method over seven, ten and four years, respectively. On February 15, 2008, the Company acquired AcryMed for $26.7 million, which included $2.0 million related to intangible assets for noncompetition agreements based upon its preliminary assessment. See Note 6 on Acquisition.
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
Amortization expense for the three and six months ended June 30, 2008 was approximately $273,000 and $465,000, respectively. Amortization expense for the three and six months ended June 30, 2007 was approximately $147,000 and $292,000, respectively. Annual amortization expense of intangible assets is currently estimated to be approximately $1.0 million, $1.0 million, $1.0 million, $0.9 million and $0.4 million in 2008, 2009, 2010, 2011 and 2012, respectively. All amortization expense was recorded in the loss from continuing operations.
5. Stockholders’ Equity
On February 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a new stock repurchase program, which will be in existence for 12 months, unless the program is terminated sooner by the board of directors. This new stock repurchase program supersedes and replaces any other repurchase program that the Company previously announced. During the six months ended June 30, 2008, the Company repurchased approximately 728,000 shares with a weighted-average purchase price of $12.79 per share under this program. No shares were repurchased during the six months ended June 30, 2007.
Also, in connection with our 2001 Plan the Company may repurchase shares of common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock and restricted stock units. In addition, the board of directors approved the withholding of shares of common stock for the satisfaction of payment of the exercise price and individual tax withholdings for the exercise of certain outstanding stock options during the six months ended June 30, 2008. A total of approximately 181,300 shares with a weighted-average price of $14.11 per share were purchased in connection with the satisfaction of employee payroll tax withholdings and exercise price during the six months ended June 30, 2008. A total of approximately 94,800 shares with a weighted-average price of $15.83 per share were purchased in connection with employee payroll tax withholdings during the six months ended June 30, 2007.
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
On October 19, 2007, the Company purchased approximately 2.8 million shares of common stock of HAPC at $5.97 per share through private transactions with third parties totaling approximately $17 million. With the shares purchased as of that date, the Company owned approximately 15% of the issued and outstanding HAPC common stock and disclosed its intentions to vote such shares in favor of the acquisition. As of May 8, 2008, the latest date reported by HAPC, the 2.8 million shares held by the Company constitute approximately 16.6% of the issued and outstanding common stock of HAPC.
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
In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company has reclassified the results from InfuSystem as discontinued operations. Summarized financial information for InfuSystem for the three and six months ended June 30, 2007 is as follows:

	Three Months	Six Months
	Ended	Ended
(Amounts in thousands)	June 30, 2007	June 30, 2007
Operating revenues	$7,832	$15,706
Operating income (1)	3,644	5,396
Income taxes	(1,475)	(1,941)
Income from discontinued operations (1) (2)	2,169	3,455

(1)	Includes $176,000 and $433,000 of divestiture expenses recorded during the three and six months ended June 30, 2007, respectively.

(2)	Includes the effect of the favorable ruling by the Michigan Tax Tribunal relating to InfuSystem’s use tax liability. The Company reversed in discontinued operations during the second quarter of 2007, the accrued tax liability, accrued interest expense and cumulative increases to gross fixed assets and total expenses in the amounts of $1,466,000, $267,000, $1,347,000 and $924,000 (consisting of $657,000 of cost of sales and $267,000 of interest expense), respectively.
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
The Company does not have any financial liabilities that are subject to valuation under SFAS 157. The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis during the period, by level within the fair value hierarchy:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
(Amounts in thousands)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Reported as:
Cash equivalents (1)	$29,448	$29,448	$—	$—
Short-term investments (2)	6,995	—	6,995	—
Short-term investments – InfuSystem Holdings, Inc. (formerly known as HAPC) common stock (3)	7,665	—	—	7,665

Total	$44,108	$29,448	$6,995	$7,665

(1)	Level 1 securities include money market securities that are valued based on quoted market prices in active markets.

(2)	Level 2 securities include available-for-sale investments in commercial paper and corporate bonds that are valued based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

(3)	Level 3 securities include available-for-sale investment in InfuSystem Holdings, Inc. (formerly known as HAPC) common stock purchased in October 2007 in connection with the sale of InfuSystem to HAPC. The value is based on quoted market price for the exchange-traded equity security adjusted to reflect the restriction on the sale of the security due to the Company’s potential affiliate status with HAPC for purposes of federal securities laws resulting from its position as a substantial stockholder and creditor on a secured promissory note.
The following table presents a reconciliation of the financial assets measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2008:

Short-term
(Amounts in thousands)	Investments
Balance as of January 1, 2008	$10,533
Total gains (losses):
Included in net loss	—
Included in other comprehensive income	(2,868)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance as of June 30, 2008	$7,665

Change in unrealized losses still held at the reporting date related to short-term investments – InfuSystem Holdings, Inc. (formerly known as HAPC) common stock	$2,868

9. Income Taxes
Income tax benefit from continuing operations decreased $0.7 million to $0.1 million for the three months ended June 30, 2008 from $0.8 million for the three months ended June 30, 2007 and decreased $1.2 million to $0.9 million for the six months ended June 30, 2008 from $2.1 million for the six months ended June 30, 2007. The Company’s effective tax benefit rates for continuing operations for the three and six months ended June 30, 2008 were 1.0% and 6.8%, respectively, compared to 33.6% and 35.6% for the three and six months ended June 30, 2007, respectively. The decreases in income tax benefit for the three and six months ended June 30, 2008 were primarily due to an increase in valuation allowance on the $8.7 million in loss contingency recorded during the second quarter of 2008. See Note 10 on Commitments and Contingencies for additional information on the loss contingency.
In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. For the three and six months ended June 30, 2008, management determined that an additional valuation allowance of $3.0 million was required primarily relating to deferred tax assets arising from the $8.7 million in loss contingency.

10. Commitments and Contingencies
The Company enters into certain types of contracts from time to time that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnification to either (a) purchasers of the Company’s businesses or assets, or (b) entities from which the Company is acquiring assets or businesses; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; and (iv) Company license, consulting, distribution and purchase agreements with its customers and other parties, under which the Company may be required to indemnify such parties for intellectual property infringement claims, product liability claims, and other claims arising from the Company’s provision of products or services to such parties.
The terms of the foregoing types of obligations vary. A maximum obligation arising out of these types of agreements is generally not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no additional liabilities have been recorded for these obligations on its balance sheets as of June 30, 2008 and December 31, 2007.
In connection with the sale of InfuSystem, the Company has indemnified HAPC as to all taxes imposed on or relating to InfuSystem that are due with respect to periods ending on or prior to the closing date, which was October 25, 2007. InfuSystem is subject to income tax of multiple state jurisdictions. The tax years 2002 and forward remain open to examination by the major state taxing jurisdictions to which InfuSystem is subject depending on the state taxing authority. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), the Company recorded a liability of $3.7 million as of December 31, 2007 to reflect the fair value of the indemnification to HAPC for all tax exposures arising prior to the closing of the sale of InfuSystem, with an offsetting decrease in the gain on sale of discontinued operations, which was recognized on the balance sheet as part of “Other liabilities.” During the second quarter of 2008, the Company recorded approximately $108,000 of additional accrued interest related to the FIN 45 liability in the loss from continuing operations. The FIN 45 liability as of June 30, 2008 was $3.8 million.
There has been discussion in the orthopedic community over the possibility that the continuous infusion of a local anesthetic into the joint space via an infusion pump may contribute to a condition called chondrolysis. This condition, which to the Company’s knowledge has mostly been present after certain shoulder surgeries, may cause the deterioration of the cartilage in the joint months after the surgery. The authors of papers in the relevant medical literature have identified a variety of possible causes of chondrolysis including: thermal capsulorraphy; radiofrequency treatment; prominent hardware; gentian violet; chlorhexidine; methylmethacrylate; intra-articular (within the joint) administration of bupivacaine with epinephrine and intra-articular administration of bupivacaine without epinephrine; but there does not appear to be scientific evidence available yet sufficient to identify the actual cause. It should be noted, however, that these authors have not cited any evidence suggesting the extra-articular (outside the joint) administration of bupivacaine as a possible cause. For shoulder surgeries, the Company believes most surgeons today are administering bupivacaine extra-articularly or having an anesthesiologist administer a continuous nerve block (e.g., ON-Q® C-bloc®).
The Company has, to date, been named as a defendant in approximately 30 lawsuits seeking damages as a result of alleged chondrolysis. Many of these lawsuits name defendants in addition to the Company such as physicians, drug companies and other device manufacturers. For the policy period beginning June 1, 2008, the Company has in place product liability insurance on a claims-made basis in the aggregate amount of $50 million for liability losses, including legal defense costs. For the expired period prior to June 1, 2008, the Company increased its product liability insurance on a claims-made basis from an aggregate amount of $10 million to $35 million, which includes a $5 million self-insured layer above the original $10 million primary policy and below the additional $20 million in excess policies the Company purchased. The additional excess policies for the retroactive period cost the Company $3.5 million in additional insurance expense during the second quarter of 2008, which was recorded in operating expenses. In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), the Company

also records an estimated loss from loss contingency such as these legal proceedings when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. In most cases, significant judgment is required to estimate the range of potential loss and timing of a loss to be recorded. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to the Company that differs from the previously estimated liability, which could result in a material difference from that recorded in the current period. The Company believes the range of potential loss to the Company for the pending lawsuits as of June 30, 2008 is between $8.7 million to $21.4 million. The range of potential loss includes the cost of litigation, which is in compliance with the Company’s accounting policy. Since the Company is unable to determine the best estimate within the range, the Company has recorded $8.7 million in loss contingency, which represents the low end of the estimated range. As a result of the significant increase in product liability insurance and the loss contingency, the Company recorded a total of $12.2 million as certain litigation and insurance charges in the loss from continuing operations during the second quarter of 2008. The $8.7 million in loss contingency was recognized on the balance sheet as “Accrued litigation costs.”
The Company is involved in other litigation arising from the normal course of operations. In the opinion of management, the ultimate impact of such other litigation will not have a material adverse effect on the Company’s financial position and results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s current opinions about trends and factors that may impact future operating results. Statements that use words such as “may,” “will,” “should,” “believes,” “predicts,” “estimates,” “projects,” “anticipates” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to material risks, assumptions and uncertainties, which could cause actual results to differ materially from those currently expected, and readers are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, the Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Form 10-K for the year ended December 31, 2007, Forms 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include, among others: physician acceptance of infusion-based therapeutic regimens; implementation of the Company’s direct sales strategy; successful integration of the Company’s recent acquisition of AcryMed Incorporated and further development and commercialization of AcryMed’s technologies; potential inadequacy of insurance to cover existing and future product liability claims; dependence on the Company’s suppliers and distributors; the Company’s continuing compliance with applicable laws and regulations, such as the Medicare Supplier Standards and Food, Drug and Cosmetic Act, and the Medicare’s and FDA’s concurrence with management’s subjective judgment on compliance issues; the reimbursement system currently in place and future changes to that system; product availability, acceptance and safety; competition in the industry; technological changes; intellectual property challenges and claims; economic and political conditions in foreign countries; currency exchange rates; inadequacy of booked reserves; potential non-cash purchase accounting adjustments associated with the AcryMed acquisition; and reliance on the success of the home health care industry. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.
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
The Company is also seeking to expand its strategic focus to include general surgical site care management in addition to its leadership position in Regional Anesthesia for post-surgical pain management. To that end, on December 13, 2007, the Company announced that it entered into a binding letter of intent to acquire AcryMed Incorporated (“AcryMed”), a privately held Oregon-based developer of innovative infection control and wound healing products. The agreement contemplated the merger of a new subsidiary of the Company into AcryMed, with AcryMed being the surviving corporation as a wholly owned subsidiary of the Company. The Company completed the acquisition of AcryMed on February 15, 2008 for $26.7 million in cash. As such, the results of operations for the three and six months ended June 30, 2008 include AcryMed’s contributions subsequent to the February 15, 2008 acquisition date. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion on the acquisition of AcryMed.

Results of Operations
Revenue
Net revenues from continuing operations increased 21%, or $6.2 million, to $35.3 million for the three months ended June 30, 2008 from $29.1 million for the three months ended June 30, 2007 and increased 19%, or $10.4 million, to $63.7 million for the six months ended June 30, 2008 from $53.4 million for the six months ended June 30, 2007.
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
Acute Care product revenues, which include Regional Anesthesia and AcryMed revenues, increased 21%, or $4.9 million, to $27.9 million for the three months ended June 30, 2008 from $23.0 million for the three months ended June 30, 2007 and increased 21%, or $8.9 million, to $51.1 million for the six months ended June 30, 2008 from $42.1 million for the six months ended June 30, 2007. This increase was primarily due to increased clinical usage of the ON-Q PainBuster® Post-Operative Pain Relief System and C-bloc® Continuous Nerve Block System by surgeons in the United States and the revenue contributions from AcryMed’s operations since the Company’s acquisition date of February 15, 2008. AcryMed’s revenues for the three and six months ended June 30, 2008 were $1.8 million and $2.4 million, respectively. Revenue from the C-bloc Continuous Nerve Block System increased 59%, or $2.2 million, to $6.1 million for the three months ended June 30, 2008 compared to the same period in the prior year and increased 76%, or $4.8 million, to $11.0 million for the six months ended June 30, 2008 compared to the same period in the prior year. The increases in revenue from the C-bloc Continuous Nerve Block System were primarily due to improved customer awareness of clinical efficacy and favorable reimbursement from third parties. Other Regional Anesthesia products include the Soaker® Catheter and the SilverSoaker™ Catheter.
Sales of IV Infusion Therapy products, which include the Company’s intravenous elastomeric pumps, mechanical infusion devices and disposables, increased 22%, or $1.4 million, to $7.4 million for the three months ended June 30, 2008 from $6.1 million for the three months ended June 30, 2007 and increased 13%, or $1.4 million, to $12.6 million for the six months ended June 30, 2008 from $11.2 million for the six months ended June 30, 2007. The increase primarily resulted from increased unit sales of IV Infusion Therapy products to international distributors, including B. Braun Medical S.A. (France). The Company has a distribution agreement with B. Braun Medical S.A., a manufacturer and distributor of pharmaceuticals and infusion products, to distribute the Company’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa.
Cost of Revenues
Cost of revenues from continuing operations increased 20%, or $1.6 million, to $9.7 million for the three months ended June 30, 2008 from $8.1 million for the three months ended June 30, 2007 and increased 18%, or $2.5 million, to $16.9 million for the six months ended June 30, 2008 from $14.3 million for the six months ended June 30, 2007. These increases were primarily due to higher sales volume.
As a percentage of revenues, cost of revenues decreased one percentage point for both the three and six months ended June 30, 2008 compared to the same periods in the prior year.
Selling and Marketing Expenses
Selling and marketing expenses from continuing operations increased 6%, or $1.1 million, to $19.4 million for the three months ended June 30, 2008 from $18.3 million for the three months ended June 30, 2007 and increased 7%, or $2.3 million, to $37.8 million for the six months ended June 30, 2008 from $35.4 million for the six months ended June 30, 2007.

For the three months ended June 30, 2008, the increase was primarily attributable to increases in commissions ($0.6 million), compensation and related expenses ($0.4 million) and travel and entertainment expenses ($0.2 million), offset in part by a decrease in non-cash compensation expense related to the amortization of deferred compensation ($0.2 million). For the six months ended June 30, 2008, the increase was primarily attributable to increases in compensation and related expenses ($1.2 million), consulting fees ($0.6 million), travel and entertainment expenses ($0.5 million), equipment rental fees ($0.2 million), national sales meeting ($0.2 million) and commissions ($0.1 million), offset in part by a decrease in non-cash compensation expense related to the amortization of deferred compensation related to stock awards ($0.7 million).
Increases in selling and marketing expenses for the three and six months ended June 30, 2008 were primarily due to costs related to the expansion of the Company’s direct sales force in the United States. In a transaction effective January 1, 2002, I-Flow re-acquired from Ethicon Endo-Surgery, Inc. the contractual rights to distribute ON-Q products on a direct basis. Since that time, ON-Q revenues have increased rapidly, and the Company’s primary strategy in the Regional Anesthesia market has been to rapidly increase market awareness of the clinical and economic advantages of ON-Q technology through a combination of clinical studies, sales force expansion and marketing programs. The increases in compensation and related expenses, commissions, consulting, travel and entertainment expenses and national sales meeting were directly related to the increase in revenue and an increase in the number of quota-carrying sales representatives and changes in the Company’s direct sales force and sales management. The decrease in non-cash compensation expense related to the amortization of deferred compensation was due to a decrease in the number of shares of stock awards granted to sales representatives during the three and six months ended June 30, 2008 compared to the same periods in the prior year.
As a percentage of net revenues, selling and marketing expenses decreased by approximately eight and seven percentage points for the three and six months ended June 30, 2008, respectively, versus the same periods in the prior year primarily because net revenues increased at a rate that outpaced the increase in selling and marketing expenses described above.
General and Administrative Expenses
General and administrative expenses from continuing operations increased 19%, or $0.9 million, to $5.6 million for the three months ended June 30, 2008 from $4.7 million for the three months ended June 30, 2007 and increased 20%, or $1.8 million, to $10.5 million for the six months ended June 30, 2008 from $8.7 million for the six months ended June 30, 2007.
For the three months ended June 30, 2008, the increase was primarily attributable to increases in general and administrative expenses incurred by AcryMed ($0.8 million), legal fees ($0.6 million), non-cash stock-based compensation expense related to the amortization of deferred compensation ($0.3 million) and management services fees ($0.1 million), offset in part by a decrease in bonus expense ($0.8 million). For the six months ended June 30, 2008, the increase was primarily attributable to increases in non-cash stock-based compensation expense related to the amortization of deferred compensation ($1.1 million), general and administrative expenses incurred by AcryMed ($1.0 million), legal fees ($0.7 million) and management services fees ($0.3 million), offset in part by decreases in bonus expense ($0.8 million) and bad debt expense ($0.4 million).
The increases in non-cash compensation expense related to the amortization of deferred compensation for the three and six months ended June 30, 2008 were primarily due to the continued adoption of SFAS 123R, which began in fiscal 2006 and requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based compensation, including unvested stock options previously granted to employees at exercise prices equal to the fair market value of the underlying shares at the grant date. The general and administrative expenses incurred by AcryMed subsequent to its acquisition by the Company were consolidated with the Company’s operations effective February 15, 2008. The management services fees were paid for processing costs related to the Company’s ON-Q billings as part of the services agreement entered into with InfuSystem in October 2007.
As a percentage of net revenues, general and administrative expenses were comparable for the three and six months ended June 30, 2008 versus the same periods in the prior year.

Product Development Expenses
Product development expenses from continuing operations include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses increased 81%, or $0.6 million, to $1.2 million for the three months ended June 30, 2008 from $0.7 million for the three months ended June 30, 2007 and increased 65%, or $0.9 million, to $2.2 million for the six months ended June 30, 2008 from $1.3 million for the six months ended June 30, 2007. The increases were primarily due to expenses incurred by AcryMed and an increase in compensation and related expenses that resulted from an increase in the number of headcount. Expenses incurred by AcryMed subsequent to its acquisition by the Company were consolidated with the Company’s operations effective February 15, 2008. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market.
Certain Litigation and Insurance Charges
For the three and six months ended June 30, 2008, the Company recorded $12.2 million in certain litigation and insurance charges, which consisted of $3.5 million in expense for additional retroactive product liability coverage and $8.7 million in loss contingency. The Company has, to date, been named as a defendant in approximately 30 lawsuits seeking damages as a result of alleged chondrolysis. Many of these lawsuits name defendants in addition to the Company such as physicians, drug companies and other device manufacturers. For the policy period beginning June 1, 2008, the Company has in place product liability insurance in the aggregate amount of $50 million for liability losses, including legal defense costs. For the expired period prior to June 1, 2008, the Company increased its product liability insurance on a claims-made basis from an aggregate amount of $10 million to $35 million, which includes a $5 million self-insured layer above the original $10 million primary policy and below the additional $20 million in excess policies the Company purchased. The additional excess policies for the retroactive period cost the Company $3.5 million in additional insurance expense during the second quarter of 2008.
In addition, SFAS 5 requires the Company to record an estimated loss from loss contingency such as these legal proceedings when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. In most cases, significant judgment is required to estimate the range of potential loss and timing of a loss to be recorded. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to the Company that differs from previously estimated liability, which could result in a material difference from that recorded in the current period. The Company believes the range of potential loss to the Company for the pending lawsuits as of June 30, 2008 is between $8.7 million to $21.4 million. The range of potential loss includes the cost of litigation, which is in compliance with the Company’s accounting policy. Since the Company is unable to determine the best estimate within the range, the Company has recorded $8.7 million in loss contingency, which represents the low end of the estimated range. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further information.
Interest Income, Net
Interest income, net of interest expense, from continuing operations increased 385%, or $0.9 million, to $1.2 million for the three months ended June 30, 2008 from $0.2 million for the three months ended June 30, 2007 and increased 452%, or $2.4 million, to $2.9 million for the six months ended June 30, 2008 from $0.5 million for the six months ended June 30, 2007. The increases during the three and six months ended June 30, 2008 compared to the same periods in the prior year were primarily due to the interest earned from the HAPC note receivable, amortization of deferred financing fees received from HAPC at the close of the sale of InfuSystem and increased investment income from higher cash and cash equivalents and short-term investment balances. The Company’s cash and cash equivalents and short-term investments, excluding the HAPC common stock, increased to $40.1 million as of June 30, 2008 from $29.0 million as of June 30, 2007, which was primarily due to the cash proceeds received from the sale of InfuSystem in October 2007, offset in part by the cash paid in the acquisition of AcryMed in February 2008 and the repurchase of approximately 728,000 shares of the Company stock during the six months ended June 30, 2008.

Income Taxes
Income tax benefit from continuing operations decreased $0.7 million to $0.1 million for the three months ended June 30, 2008 from $0.8 million for the three months ended June 30, 2007 and decreased $1.2 million to $0.9 million for the six months ended June 30, 2008 from $2.1 million for the six months ended June 30, 2007. The Company’s effective tax benefit rates for continuing operations for the three and six months ended June 30, 2008 were 1.0% and 6.8%, respectively, compared to tax benefit rates of 33.6% and 35.6%, respectively, in the same periods of the prior year. The decreases in income tax benefit for the three and six months ended June 30, 2008 were primarily due to an increase in valuation allowance on the $8.7 million in loss contingency recorded during the second quarter of 2008.
Liquidity and Capital Resources
During the six-month period ended June 30, 2008, cash used in operating activities from continuing operations was $15.5 million compared to $1.5 million for the same period in the prior year. The increase in cash used by operating activities is primarily due to a federal income tax payment of $12.5 million made during the first quarter of 2008 in connection with the taxable gain from sale of InfuSystem in October 2007, offset in part by a decrease in accounts receivable resulting from improved collections.
During the six-month period ended June 30, 2008, cash used in investing activities from continuing operations was $19.4 million compared to cash provided by investing activities from continuing operations of $4.3 million for the same period in the prior year. The increase in cash used in investing activities was primarily due to the cash payment made for the acquisition of AcryMed in February 2008 and an increase in the purchases of investments, offset in part by the increase in net proceeds from the maturities of investments and the repayments from HAPC on the note receivable.
The Company’s investing activities are impacted by sales, maturities and purchases of its short-term investments. The principal objective of the Company’s asset management activities is to maximize net investment income while maintaining acceptable levels of credit and interest rate risk and facilitating its funding needs. Thus, the Company’s policy is to invest its excess cash in highly liquid money market funds, U.S. government agency notes and investment grade corporate bonds and commercial paper. The Company does not hold any direct investments in auction rate securities.
During the six-month period ended June 30, 2008, cash used in financing activities from continuing operations was $10.7 million compared to cash provided by financing activities of $0.2 million for the same period in the prior year. The increase in cash used in financing activities was due to the purchase of approximately 728,000 shares of Company stock totaling $9.3 million in open market transactions and approximately 181,000 shares of Company stock totaling $2.3 million purchased by the Company related to employee payroll tax withholdings from the vesting of certain restricted stock and restricted stock units and the exercise of certain outstanding stock options during the six months ended June 30, 2008, compared to approximately 95,000 shares purchased during the six months ended June 30, 2007 totaling $1.5 million related to employee payroll tax withholdings. No shares of Company stock were repurchased in the open market during the six months ended June 30, 2007.
As of June 30, 2008, the Company had cash and cash equivalents of $33.1 million, short-term investments of $14.7 million, net accounts receivable of $20.8 million and net working capital of $70.2 million. Management believes the current funds, together with possible borrowings on the existing line of credit and other bank loans, are sufficient to provide for the Company’s projected needs to maintain operations for at least the next 12 months. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.
The Company has a $10.0 million working capital line of credit with Silicon Valley Bank. The expiration of the line of credit facility has been extended from July 14, 2008 to October 15, 2008. The Company expects to renew the line of credit facility with substantially the same terms as originally established between the Company and Silicon Valley Bank. The Company is able to borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at either Silicon Valley Bank’s prime rate (5.00% at June 30, 2008) or LIBOR per annum plus 2.75%, at the Company’s option.

The Company’s line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to the achievement of a minimum profitability level and satisfaction of a quick ratio test. As of June 30, 2008, the Company was in compliance with, or received a waiver with respect to, all related covenants.
On February 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a new stock repurchase program, which will be in existence for 12 months, unless the program is terminated sooner by the board of directors. This new stock repurchase program supersedes and replaces any other repurchase program that the Company previously announced. During the six months ended June 30, 2008, the Company repurchased 728,004 shares with a weighted-average purchase price of $12.79 per share under this program. No shares were repurchased during the six months ended June 30, 2007. Also, in connection with our 2001 Equity Incentive Plan the Company may repurchase shares of common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock and restricted stock units. In addition, the board of directors approved the withholding of shares of common stock for the satisfaction of payment of the exercise price and individual tax withholdings for the exercise of certain outstanding stock options. A summary of our repurchase activity for the six months ended June 30, 2008 is as follows:

				Maximum Number
				(or Approximate
				Dollar Value) of
			Total Number of	Shares That May Yet
		Average	Shares Purchased Under	Be Purchased Under
	Total Number of	Price Paid	the Stock Repurchase	the Stock Repurchase
2008	Shares Purchased (1)	per Share (1)	Program (2)	Program (2)
January 1 – January 31	55,414	$14.30	—	—
February 1 – February 29	125,418	14.02	—	1,000,000
March 1 – March 31	449	13.87	93,000	907,000
April 1 – April 30	—	—	7,500	899,500
May 1 – May 31	—	—	484,153	415,347
June 1 – June 30	—	—	143,351	271,996

Total	181,281	$14.11	728,004	271,996

(1)	The total number of shares purchased represents shares delivered to or withheld by the Company in connection with employee payroll tax withholding upon vesting of restricted stock and restricted stock units and the satisfaction of payment of the exercise price and employee tax withholding for the exercise of certain outstanding stock options.

(2)	The stock repurchase program authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The program will be in existence for 12 months, unless the program is terminated sooner by the board of directors. No shares were repurchased under the stock repurchase program during the six months ended June 30, 2007.
The Company had no material changes outside the normal course of business in the contractual obligations and commercial commitments disclosed in Item 7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, under the caption “Contractual Obligations and Commercial Commitments.” As of June 30, 2008, the Company had no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).
New Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements, regarding the effect of certain recent accounting pronouncements on our condensed consolidated financial statements.

Critical Accounting Policies
The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Accordingly, the Company is required to make estimates, judgments and assumptions that the Company believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting policies that the Company believes are the most important to aid in fully understanding and evaluating its reported financial results include the following:
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
Short-Term Investments
The Company considers all highly liquid interest-earning investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Investments with a maturity beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), and are recorded at fair market value based on quoted market prices using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in other comprehensive loss. The Company determined that there was an other-than-temporary impairment on its investment in HAPC common stock as of December 31, 2007 based primarily on the significant decline in the market value and the Company’s intent to sell the investment in the short-term. As a result, the Company recorded an impairment loss of $6.1 million during the fourth quarter of 2007 and established a new cost basis in the investment as of December 31, 2007 in accordance with SFAS 115. For the six months ended June 30, 2008, the Company recorded a $2.9 million unrealized loss on its ownership of HAPC common stock and reported it as a separate component of stockholders’ equity in accordance with SFAS 115. The Company continues to hold approximately 2.8 million shares of HAPC common stock. If the fair value of HAPC common stock declines further and the decline is determined to be other-than-temporary, or if the Company sells shares of HAPC at lower than the current cost basis, any resulting impairment charges under SFAS 115 or capital loss on sale of the shares would have an adverse effect on the Company’s net income or increase net losses.
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
In July 2006 the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of federal and state tax laws and regulations in various taxing jurisdictions. If the Company ultimately determines that the payment of these liabilities will be unnecessary, the Company reverses the liability and recognizes a tax benefit during the period in which the Company determines the liability no longer applies. Conversely, the Company records additional tax charges in a period in which the Company determines that a recorded tax liability is less than the Company expects the ultimate assessment to be. As a result of these adjustments, the Company’s effective tax rate in a given financial statement period could be materially affected.
Contingencies
The Company accounts for contingencies in accordance with SFAS 5. SFAS 5 requires that the Company records an estimated loss from loss contingency such as legal proceedings when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. In most cases, significant judgment is required to estimate the range of potential loss and timing of a loss to be recorded. The Company believes the range of potential loss to the Company for the pending lawsuits as of June 30, 2008 is between $8.7 million to $21.4 million. The range of potential loss includes the cost of litigation, which is in compliance with the Company’s accounting policy. Since the Company is unable to determine the best estimate within the range, the Company has recorded $8.7 million in loss contingency, which represents the low end of the estimated range. As a result of the significant increase in product liability insurance and the loss contingency, the Company recorded a total of $12.2 million as certain litigation and insurance charges in the loss from continuing operations during the second quarter of 2008. The $8.7 million in loss contingency was recognized on the balance sheet as “Accrued litigation costs.” See Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to the Company that differs from the previously estimated liability, which could result in a material difference from that recorded in the current period.
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
The principal objective of the Company’s asset management activities is to maximize net investment income while maintaining acceptable levels of credit and interest rate risk and facilitating its funding needs. At June 30, 2008, the carrying values of the Company’s financial instruments approximated fair values based on current market prices and rates. As of June 30, 2008, approximately 67% of the Company’s cash equivalents and short-term investments have maturity dates of 90 days or less and approximately 33% have maturity dates of greater than 90 days but not more than 365 days. The Company is susceptible to market value fluctuations with regard to its short-term investments. However, due to the relatively short maturity period of those investments and based on their highly liquid nature, the risk of material market value fluctuations is not expected to be significant. As of June 30, 2008, the Company did not hold any direct investments in auction rate securities.
Foreign Currency
The Company has a subsidiary in Mexico. As a result, the Company is exposed to potential transaction gains and losses resulting from fluctuations in foreign currency exchange rates. The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.
Item 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.
During the three months ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
There has been discussion in the orthopedic community over the possibility that the continuous infusion of a local anesthetic into the joint space via an infusion pump may contribute to a condition called chondrolysis. This condition, which to the Company’s knowledge has mostly been present after certain shoulder surgeries, may cause the deterioration of the cartilage in the joint months after the surgery. The authors of papers in the relevant medical literature have identified a variety of possible causes of chondrolysis including: thermal capsulorraphy; radiofrequency treatment; prominent hardware; gentian violet; chlorhexidine; methylmethacrylate; intra-articular (within the joint) administration of bupivacaine with epinephrine and intra-articular administration of bupivacaine without epinephrine; but there does not appear to be scientific evidence available yet sufficient to identify the actual cause. It should be noted, however, that these authors have not cited any evidence suggesting the extra-articular (outside the joint) administration of bupivacaine as a possible cause. For shoulder surgeries, the Company believes most surgeons today are administering bupivacaine extra-articularly or having an anesthesiologist administer a continuous nerve block (e.g., ON-Q C-bloc).
The Company has, to date, been named as a defendant in approximately 30 lawsuits seeking damages as a result of alleged chondrolysis. Many of these lawsuits name defendants in addition to the Company such as physicians, drug companies and other device manufacturers. For the policy period beginning June 1, 2008, the Company has in place product liability insurance in the aggregate amount of $50 million for liability losses, including legal defense costs. For the expired period prior to June 1, 2008, the Company increased its product liability insurance on a claims-made basis from an aggregate amount of $10 million to $35 million, which includes a $5 million self-insured layer above the original $10 million primary policy and below the additional $20 million in excess policies the Company purchased. The additional excess policies for the retroactive period cost the Company $3.5 million in additional insurance expense during the second quarter of 2008, which was recorded in operating expenses. In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), the Company also records an estimated loss from loss contingency such as these legal proceedings when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. In most cases, significant judgment is required to estimate the range of potential loss and timing of a loss to be recorded. The Company believes the range of potential loss to the Company for the pending lawsuits as of June 30, 2008 is between $8.7 million to $21.4 million. The range of potential loss includes the cost of litigation, which is in compliance with the Company’s accounting policy. Since the Company is unable to determine the best estimate within the range, the Company has recorded $8.7 million in loss contingency, which represents the low end of the estimated range. As a result of the significant increase in product liability insurance and the loss contingency, the Company recorded a total of $12.2 million as certain litigation and insurance charges in the loss from continuing operations during the second quarter of 2008. The $8.7 million in loss contingency was recognized on the balance sheet as “Accrued litigation costs.” Events may arise that were not anticipated and the outcome of a contingency may result in a loss to the Company that differs from the previously estimated liability, which could result in a material difference from that recorded in the current period.
As of August 11, 2008, the Company was involved in other legal proceedings in the normal course of operations. Although the ultimate outcome of such other proceedings cannot be currently determined, in the opinion of management, any resulting future liability will not have a material adverse effect on I-Flow Corporation and its subsidiaries, taken as a whole.
Item 1A. RISK FACTORS
The Annual Report on Form 10-K for the year ended December 31, 2007 includes a detailed discussion of the Company’s risk factors. Pursuant to the instructions to Form 10-Q, the Company has provided below only those risk factors that are new or that have been materially amended since the time that the Company filed its most recent Form 10-K. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in the Company’s most recent Form 10-K as well as the updated information under “Legal Proceedings” in this Form 10-Q.

RISK FACTORS RELATING TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE
If one or more of our products proves to be defective or is misused by a health care practitioner, we may be subject to claims of liability that could adversely affect our financial condition and the results of our operations.
A defect in the design or manufacture of our products, or a failure of our products to perform for the use that we specify, could have a material adverse effect on our reputation in the industry and subject us to claims of liability for injuries and otherwise. Misuse of our product by a practitioner or patient that results in injury could similarly subject us to claims of liability, including claims concerning chondrolysis as described in greater detail below. As we have grown, the number of product liability claims made against us has increased. We currently have in place product liability insurance in the aggregate amount of $50 million for liability losses, including legal defense costs. Any substantial underinsured loss would have a material adverse effect on our financial condition and results of operations. Furthermore, any impairment of our reputation could have a material adverse effect on our sales, revenue and prospects for future business.
In this regard, for example, there has been discussion in the orthopedic community over the possibility that the continuous infusion of a local anesthetic into the joint space via an infusion pump may contribute to a condition called chondrolysis. This condition, which to our knowledge has mostly been present after certain shoulder surgeries, may cause the deterioration of the cartilage in the joint months after the surgery. The authors of papers in the relevant medical literature have identified a variety of possible causes of chondrolysis including: thermal capsulorraphy; radiofrequency treatment; prominent hardware; gentian violet; chlorhexidine; methylmethacrylate; intra-articular (within the joint) administration of bupivacaine with epinephrine and intra-articular administration of bupivacaine without epinephrine; but there does not appear to be scientific evidence available yet sufficient to identify the actual cause. It should be noted, however, that these authors have not cited any evidence suggesting the extra-articular (outside the joint) administration of bupivacaine as a possible cause. For shoulder surgeries, we believe most surgeons today are administering bupivacaine extra-articularly or having an anesthesiologist administer a continuous nerve block (e.g., ON-Q C-bloc).
We have, to date, been named as a defendant in approximately 30 lawsuits seeking damages as a result of alleged chondrolysis. Many of these lawsuits name defendants in addition to us such as physicians, drug companies and other device manufacturers. For the policy period beginning June 1, 2008, we have in place product liability insurance in the aggregate amount of $50 million for liability losses, including legal defense costs. For the expired period prior to June 1, 2008, we increased our product liability insurance on a claims-made basis from an aggregate amount of $10 million to $35 million, which includes a $5 million self-insured layer above the original $10 million primary policy and below the additional $20 million in excess policies we purchased. During the second quarter of 2008, we recorded a total of $12.2 million as certain litigation and insurance charges in the loss from continuing operations, which includes a $3.5 million expense to purchase retroactive insurance policies to significantly increase our product liability insurance coverage and $8.7 million in estimated loss contingency that we accrued in connection with the ongoing litigation. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to us that differs from the previously estimated liability, which could result in a material difference from the amount recorded in the current period and may have a material adverse effect on our financial condition and results of operations.
We have experienced net losses in prior periods. Future losses are possible.
We incurred a net loss of $12.0 million during the six months ended June 30, 2008. We had net income of $41.2 million for the year ended December 31, 2007, which was primarily due to the sale of InfuSystem. We incurred a loss from continuing operations, net of tax, of $9.0 million during the year ended December 31, 2007. We may not achieve or maintain profitability from operations in the future, and further losses may arise. Further, the sale of InfuSystem may increase losses in the future since that operation had historically enjoyed significant income.
We may need to raise additional capital in the future to fund our operations. We may be unable to raise funds when needed or on acceptable terms.
During the six months ended June 30, 2008, our operating activities used cash of $15.5 million and our investing activities used cash of $19.4 million. As of June 30, 2008, we had cash and cash equivalents of $33.1 million, short-term investments of $14.7 million and net accounts receivable of $20.8 million. We believe our current funds, together with possible borrowings on lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to reduce our operations or seek additional financing. Furthermore, financing may not be available when needed and may not be on terms acceptable to us.
A significant portion of our sales is to customers in foreign countries. We may lose revenues, market share, and profits due to exchange rate fluctuations and other factors related to our foreign business.
For each of the three and six month periods ended June 30, 2008, sales to customers in foreign countries comprised approximately 12% of our revenues. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.
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
For the three months ended June 30, 2008, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 7% and 8% of the Company’s total revenues, respectively. For the six months ended June 30, 2008, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 5% and 7% of the Company’s total revenues, respectively. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical Inc. could cause a material decline in our overall sales and a material adverse effect on our business.
Our financial results could be adversely impacted by recording impairment losses or incurring capital losses on stock sales in connection with our ownership of HAPC common stock.
In October 2007, we purchased approximately 2.8 million shares of common stock of InfuSystem Holdings, Inc., formerly known as HAPC, Inc. (“HAPC”), at $5.97 per share through private transactions with third parties totaling approximately $17 million in connection with the then-pending sale of InfuSystem. In accordance with SFAS 115, we must periodically determine whether a decline in fair value of HAPC common stock below our cost basis is other-than-temporary. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is to be written down to fair value and the amount of the write-down is to be included in earnings. For the year ended December 31, 2007, we recognized an other-than-temporary impairment of $6.1 million on our HAPC common stock, recorded the impairment loss and established a new cost basis in ownership position of the HAPC common stock. For the six months ended June 30, 2008, we recorded a $2.9 million unrealized loss on our ownership of HAPC common stock and reported it as a separate component of stockholders’ equity in accordance with SFAS 115. We continue to hold approximately 2.8 million shares of HAPC common stock. If the fair value of HAPC common stock declines further and the decline is determined to be other-than-temporary, or if we sell shares of HAPC at lower than our current cost basis, any resulting impairment charges under SFAS 115 or capital loss on sale of the shares would have an adverse effect on our net income or increase our net losses.
RISK FACTORS RELATED SPECIFICALLY TO OUR COMMON STOCK
The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.
Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the three months ended June 30, 2008 was approximately 199,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.
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
Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding options and warrants may be resold pursuant to currently effective registration statements. As of June 30, 2008, there were:
•	24,083,247 shares of common stock that are freely tradable in the public markets;

•	517,315 shares of restricted stock that are subject to outstanding awards under our 2001 Equity Incentive Plan;

•	185,109 shares of common stock underlying outstanding warrants which have been registered for resale under a Registration Statement on Form S-3 (Registration No. 333-109096); and

•	an aggregate of 2,948,335 shares of common stock that are subject to outstanding awards under our various equity incentive plans, including shares of restricted stock units and stock options.

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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s 2008 Annual Meeting of Stockholders was held on May 22, 2008. The following is a brief description of each matter voted on at the meeting and a statement of the number of votes cast with respect to each matter.
(1)	The stockholders approved the election of the two Class II directors to the board of directors.

Director Nominee	Term	For	Withhold Authority
John H. Abeles	3 years	18,042,250	3,290,514
Donald M. Earhart	3 years	20,326,677	1,006,087
Henry Tsutomu Tai	3 years	20,198,084	1,134,680
In addition, James J. Dal Porto, Joel S. Kanter, Jack H. Halperin and Erik H. Loudon continued to serve on the Company’s board of directors after the Annual Meeting.

(2)	The stockholders ratified the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	Against	Abstain	Broker Non-Votes
18,833,740	2,435,114	63,907	—
Item 5. OTHER INFORMATION
On July 14, 2008, the Amended and Restated Loan and Security Agreement dated May 8, 2003 (the “Agreement”) by and between the Company and Silicon Valley Bank (“SVB”), which was renewed by an amendment to the Agreement dated as of July 16, 2007, expired by its terms. On August 6, 2008, the Company entered into an Amendment to Agreement with SVB effective as of August 6, 2008 (the “Amendment”), which extended the term of the Agreement to October 15, 2008. Pursuant to the terms of the Amendment, SVB has agreed to continue providing the Company with a $10 million revolving credit facility. The line of credit facility bears interest at either SVB’s prime rate or LIBOR plus 2.75%, at the Company’s option. The Amendment also provided the Company with a waiver for its Adjusted Net Loss/Profit financial covenant for the period ended June 30, 2008 and contains covenants with which the Company must comply, including covenants that pertain to the ratio of certain assets and liabilities of the Company and to the amount of adjusted net losses. The Amendment is filed as Exhibit 10.7 to this Form 10-Q, and is incorporated herein by reference.
Item 6. EXHIBITS
The Exhibit Index included herewith is incorporated herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-FLOW CORPORATION
Date: August 11, 2008	/s/ Donald M. Earhart
Donald M. Earhart
Chairman, President and Chief Executive Officer (On behalf of the registrant)

Date: August 11, 2008	/s/ James R. Talevich
James R. Talevich
Chief Financial Officer (As principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

2.1	Stock Purchase Agreement, dated October 28, 2004, by and between Integra LifeSciences Corporation and I-Flow Corporation (1)

2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation (2)

2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. (3)

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

4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.6	Form of Warrant, dated September 4, 2003 (1)

4.7	Form of Registration Rights Agreement, dated September 4, 2003 (1)

10.1	Summary of the terms of the 2008 Executive Performance Incentive Plan (20)*

10.2	Amendment No. 3 to Employment Agreement with Donald M. Earhart, dated February 21, 2008 (20)*

10.3	Amendment No. 2 to Employment Agreement with James R. Talevich, dated February 21, 2008 (20)*

10.4	Amendment No. 2 to Agreement Re: Change in Control with Donald M. Earhart, dated February 21, 2008 (20)*

10.5	Amendment No. 2 to Agreement Re: Change in Control with James J. Dal Porto, dated February 21, 2008 (20)*

10.6	Amendment No. 2 to Agreement Re: Change in Control with James R. Talevich, dated February 21, 2008 (20)*

10.7	Amendment to Loan Agreement, dated as of August 6, 2008, between I-Flow Corporation and Silicon Valley Bank

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 4, 2006.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 1, 2007.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 2, 2007.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 31, 2007.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 13, 2007.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 19, 2007.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 19, 2007.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on December 17, 2007.

(19)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 6, 2008.

(20)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 26, 2008.