Form 10-K/A
period 2007-12-31
I FLOW CORP /DE/
filed 2008-10-22
CIK 857728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number: 0-18338
I-FLOW CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0121984 (IRS Employer Identification No.)

20202 Windrow Drive,	92630
Lake Forest, CA	(Zip Code)
(Address of Principal Executive Offices)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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

EXPLANATORY NOTE
I-Flow Corporation (the “Company” or “I-Flow”) is filing this Amendment No. 1 (this “Amendment” or “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission ( the “SEC”) on March 17, 2008 (the “Original Filing”) to amend and restate the consolidated statement of cash flows for the year ended December 31, 2007, the related financial disclosures and other information for the reasons described under “Purpose of the Restatement” below.
This Amendment sets forth the Original Filing in its entirety, as corrected for the restatement. The following sections have been amended to reflect the restatement: Item 1A – Risk Factors (specifically, the risk factor regarding the Company’s failure to achieve and maintain effective control over financial reporting); Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (specifically, the Liquidity and Capital Resources section); Item 9A – Controls and Procedures; Item 15 – Exhibits, Financial Statement Schedules (specifically, the Consolidated Statements of Cash Flows and the addition of Note 12 to the Notes to Consolidated Financial Statements) and the Report of Independent Registered Public Accounting Firm. In addition, in accordance with applicable SEC rules, this Amendment includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1. Further, this Amendment only reflects changes resulting from the restatement described above. No other information in the Original Filing has been updated. Other than as described above, this Amendment continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.
Purpose of the Restatement
As previously disclosed in the Form 8-K filed on September 17, 2008, on September 11, 2008, management and the Audit Committee of the Board of Directors of the Company determined that the Company’s consolidated statement of cash flows for the year ended December 31, 2007 provided in the Original Filing contained errors and should be restated to be in conformity with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (“SFAS 95”) (as described in more detail below). As a result, management and the Audit Committee of the Board of Directors concluded that the previously issued consolidated financial statements for the year ended December 31, 2007, with the related report of its independent registered public accounting firm, in the Original Filing should no longer be relied upon. The corrected presentation in the consolidated statement of cash flows as provided in this Amendment has no impact on previously reported net income, earnings per share, cash and cash equivalents, total assets or stockholders’ equity. The corrected presentation also does not affect the Company’s compliance with any financial covenants.
The consolidated statement of cash flows for the year ended December 31, 2007 in the Original Filing incorrectly included a material non-cash transaction that should have been disclosed separately. The restatement results from the misclassification of the $32.7 million note receivable from InfuSystem Holdings, Inc., formerly known as HAPC, Inc. (“HAPC”), which had been inappropriately classified as cash used in investing activities from continuing operations. In accordance with SFAS 95, information about all investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments should be reported as a non-cash disclosure and not included as part of the cash flow. As more fully described in the Original Filing, the note receivable from HAPC of $32.7 million was issued in connection with the sale of InfuSystem, Inc. (“InfuSystem”), the Company’s formerly wholly owned subsidiary, and was part of the $100 million purchase price. The Company received the remaining $67.3 million of the purchase price in cash at closing. Because the $32.7 million in note receivable from HAPC was a reduction in the cash proceeds received from the sale and considered a non-cash transaction, this amount should have been disclosed separately as a non-cash investing activity and not presented as an investing cash flow item.
The offset to the note receivable had been inappropriately included primarily as part of the change in income taxes payable from continuing operations. The change in income taxes payable in continuing operations as previously reported not only included some of the offset to the note receivable but also inappropriately presented the net change in total income taxes. This amount should have been presented separately between continuing operations and discontinued operations. As a result, cash provided by operating activities from continuing operations for the year ended December 31, 2007 was overstated. Part of the offset was also due to including certain adjustments to cash from the sale of InfuSystem that were not included in the cash provided by investing activities from discontinued operations.
The restatement also includes the correction of the misclassification of gross excess tax benefits from the exercise of stock options and vested restricted stock and restricted stock units and net excess tax benefits recognized through additional paid-in capital, which is included in the common stock line item, as part of continuing operations. These amounts were included in their entirety in continuing operations, but should have been allocated between continuing operations and discontinued operations.
As a result of the corrections described above, the restatement affects the subtotals of cash flows from operating, investing and financing activities for both continuing and discontinued operations in the consolidated statement of cash flows for the year ended December 31, 2007, but does not have any impact on the total cash and cash equivalents as reported. See Note 12 to the Notes to Consolidated Financial Statements for the effects of the restatement of the Company’s consolidated statement of cash flows for the year ended December 31, 2007.

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
ON-Q is labeled to significantly reduce pain better than narcotics alone and to significantly reduce narcotics intake after surgery. ON-Q was upheld as a best practice for post-surgical pain relief and its widespread use was encouraged as part of an independent study published in the prestigious Journal of American College of Surgeons. Currently, more than 60 studies on the use of ON-Q have been completed and published or presented, and more research is being conducted to explore the benefits of ON-Q in such areas as infection prevention, combination therapies (e.g., local anesthetic and antibiotic mixtures, a combination of a local anesthetic and an anti-inflammatory), pediatrics and chronic pain. Medicare recognizes ON-Q as a payable covered benefit and therefore medically necessary.

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
Non-ElectricIV Bag Delivery Systems
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
Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. Section 404 also requires our independent registered public accounting firm to attest to, and to report on, the effectiveness of our internal control over financial reporting. Our management evaluated our internal control over financial reporting in order to comply with Section 404 and concluded that our internal control over financial reporting was not effective at December 31, 2007 (based on our re-evaluation of internal controls in connection with the restatement as discussed in Item 9A Controls and Procedures to this Form 10-K/A), 2006 and 2004. Our independent registered public accounting firm also expressed an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007 (based on its re-evaluation of internal controls in connection with the restatement as discussed in the Report of Independent Registered Public Accounting Firm to this Form 10-K/A), 2006 and 2004. If we fail to implement and maintain adequate internal control over financial reporting in the future, as such standards are modified, supplemented or amended from time to time, we cannot provide assurance that we or our independent registered public accounting firm will be able to conclude in the future that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain a system of effective internal control over financial reporting, it could have a material adverse effect on our business and our stock price.

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands, except per share amounts)
Consolidated Statements of Operations and Comprehensive Operations Data:(1)(2)
Net product sales	$116,474	$93,582	$72,119	$51,796	$34,021
Cost of revenues	32,025	26,267	19,662	15,703	13,285

Gross profit	84,449	67,315	52,457	36,093	20,736
Operating expenses:
Selling and marketing	71,928	57,731	49,899	41,199	17,450
General and administrative	17,664	15,012	16,269	10,637	6,153
Product development	2,657	2,436	2,549	2,779	2,361

Total operating expenses	92,249	75,179	68,717	54,615	25,964

Operating loss	(7,800)	(7,864)	(16,260)	(18,522)	(5,228)
Impairment loss on investment	(6,118)	—	—	—	—
Interest and other income, net	2,425	933	937	525	(31)

Loss from continuing operations before income taxes	(11,493)	(6,931)	(15,323)	(17,997)	(5,259)
Income tax provision (benefit)	(2,500)	(17,561)	(2,334)	2,050	(2,015)

Income (loss) from continuing operations, net of tax	(8,993)	10,630	(12,989)	(20,047)	(3,244)

Discontinued operations:
Income from discontinued operations, net of tax	4,825	3,044	4,584	2,937	1,418
Gain on sale of discontinued operations, net of tax	45,396	—	—	—	2,283

Net income (loss)	$41,228	$13,674	$(8,405)	$(17,110)	$457

Per share of common stock, basic:
Income (loss) from continuing operations, net of tax	$(0.37)	$0.47	$(0.58)	$(0.97)	$(0.20)
Income from discontinued operations, net of tax	0.20	0.13	0.20	0.14	0.09
Gain on sale of discontinued operations, net of tax	1.90	—	—	—	0.14

Net income (loss)	$1.73	$0.60	$(0.38)	$(0.83)	$0.03

Per share of common stock, diluted:
Income (loss) from continuing operations, net of tax	$(0.37)	$0.44	$(0.58)	$(0.97)	$(0.20)
Income from discontinued operations, net of tax	0.20	0.13	0.20	0.14	0.09
Gain on sale of discontinued operations, net of tax	1.90	—	—	—	0.14

Net income (loss)	$1.73	$0.57	$(0.38)	$(0.83)	$0.03

Weighted-average common shares outstanding:
Basic	23,889	22,887	22,397	20,628	16,384
Diluted	23,889	24,071	22,397	20,628	16,384

Consolidated Balance Sheet Data:(1)(2)
Working capital	$117,187	$56,548	$49,733	$57,948	$31,467
Total assets	188,655	112,146	82,953	84,430	51,896
Long-term obligations	6,402	—	—	—	—
Total stockholders’ equity	$155,576	$92,004	$70,049	$73,219	$44,773

(1)	In October 2007, the Company completed its sale of InfuSystem to HAPC. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company has reclassified the results from InfuSystem as discontinued operations, reclassifying previously reported results to reflect all prior periods on a comparable basis. See Note 4 of Notes to Consolidated Financial Statements.

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
Interest, Net
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
Interest, Net
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
Liquidity and Capital Resources
The following management’s discussion and analysis give effect to the restatement discussed in Note 12 of the Notes to Consolidated Financial Statements.
During the year ended December 31, 2007, cash used in operating activities from continuing operations was $6.6 million compared to $5.1 million for the same period in the prior year. The increase in cash used in operating activities is primarily due to the increase in the change in income taxes payable from continuing operations and a decrease in the change in accounts payable and accrued payroll and related expenses, offset in part by a lower operating loss in the current period from continuing operations, excluding the impairment loss on investment and net of non-cash items, and a decrease in the changes in accounts receivable and inventories.
During the year ended December 31, 2007, cash used in investing activities from continuing operations was $11.7 million compared to cash used in investing activities from continuing operations of $6.6 million for the prior year. The increase in cash used in investing activities was primarily due to an increase in the purchases of investments, including $16.7 million for the purchase of approximately 2.8 million shares of common stock of HAPC, and an increase in capital expenditures, offset in part by the receipt of $2.6 million for deferred financing fees received at the close of the sale of InfuSystem in connection with the issuance of the $32.7 million note receivable from HAPC, an increase in net proceeds from the maturities of investments and receipt of principal payments from HAPC on the note receivable.
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
During the year ended December 31, 2007, cash provided by financing activities from continuing operations was $14.2 million compared to cash provided by financing activities of $2.7 million for the prior year. The increase in cash provided by financing activities was due to the excess tax benefit from the exercise of stock options and vested restricted stock and restricted stock units and an increase in the proceeds from the exercise of stock options, offset in part by the shares purchased by the Company related to employee payroll tax withholdings from the vesting of certain restricted stock and restricted stock units.

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
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
This Item 9A has been revised to reflect the restatement discussed in the Explanatory Note to this Form 10-K/A and Note 12 of the Notes to Consolidated Financial Statements contained herein.
(a) Disclosure Controls and Procedures
In connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and in Note 12 of the Notes to Consolidated Financial Statements contained herein, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2007. Based on that re-evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2007 due to the material weakness in the Company’s internal control over financial reporting, relating to the consolidated statement of cash flows, as described below in “Management Report on Internal Control Over Financial Reporting (as Restated).”

(b) Management Report on Internal Control Over Financial Reporting (as Restated)
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management previously concluded in the Original Filing that, as of December 31, 2007, the Company maintained effective internal control over financial reporting. However, in connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and in Note 12 of the Notes to Consolidated Financial Statements contained herein, the Company’s management has revised its assessment of internal control over financial reporting as of December 31, 2007 due to a material weakness identified in the Company’s internal control over financial reporting resulting from the failure to maintain effective operating controls over the preparation of the consolidated statement of cash flows for the year ended December 31, 2007.
Specifically, the Company inappropriately reported a material non-cash transaction on the consolidated statement of cash flows for 2007. This material non-cash transaction was related to the $32.7 million note receivable from InfuSystem Holdings, Inc., formerly known as HAPC, Inc., issued in connection with the sale of InfuSystem. The $32.7 million note receivable should have been disclosed separately as a non-cash investing activity and not presented as an investing cash flow item. The offset to the note receivable had been inappropriately included primarily as part of the change in income taxes payable from continuing operations. The change in income taxes payable from continuing operations as previously reported not only included some of the offset to the note receivable but also inappropriately presented the net change in total income taxes. This amount should have been presented separately between continuing operations and discontinued operations. As a result, cash provided by operating activities from continuing operations for the year ended December 31, 2007 was overstated. Part of the offset was also due to including certain adjustments to cash from the sale of InfuSystem that were not included in the cash provided by investing activities from discontinued operations.
In addition, the Company incorrectly misclassified gross excess tax benefits from the exercise of stock options and vested restricted stock and restricted stock units and net excess tax benefits recognized through additional paid-in capital, which is included in the common stock line item, as part of continuing operations. These amounts were included in their entirety in continuing operations, but should have been allocated between continuing operations and discontinued operations.
This material weakness resulted in the restatement of the Company’s consolidated statement of cash flows for the year ended December 31, 2007. As a result of this material weakness, the Company’s management has revised its prior assessment of internal control over financial reporting and has now concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007. Accordingly, management has restated this report on internal control over financial reporting.
Management’s revised assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by the Company’s independent registered public accounting firm, who also audited the Company’s consolidated financial statements. As stated in their report, which is included herein, they have amended their opinion and now conclude that the Company has not maintained effective internal controls over financial reporting as of December 31, 2007.
October 21, 2008
(c) Change in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
(d) Remediation Efforts of the Material Weakness
The Company’s training processes had previously not emphasized SFAS No. 95, Statement of Cash Flows (“SFAS 95”), which had resulted in the Company’s preparation of the consolidated statement of cash flows and review processes failing to detect non-compliance with SFAS 95. This deficiency resulted in a material misstatement and subsequent restatement of the Company’s consolidated statement of cash flows for the year ended December 31, 2007. In September 2008, the Company has taken and will continue to take actions to increase its professional education training for certain employees involved in financial accounting and reporting with a focus on SFAS 95. The Company anticipates that the actions described above and resulting improvements in controls will strengthen its internal control over financial reporting relating to the preparation of the statement of cash flows and will, over time, address the related material weakness identified.
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

PART IV
     Item 15. Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this report:

Page in This
Report
(1) Financial Statements
The documents described in the “Index to Consolidated Financial Statements” are included in this report	39
(2) Financial Statement Schedule included herein:
Schedule II — “Valuation and Qualifying Accounts”	34
All other schedules are omitted, as the required information is inapplicable.
(3) Exhibits
The list of exhibits contained in the accompanying Index to Exhibits is incorporated herein by reference.

(b)	See (a)(3) above.

(c)	There are no financial statements required by Regulation S-X (17 CFR 210) which are or will be excluded from the annual report to shareholders by Rule 14a-3(b).

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
I-Flow Corporation
Lake Forest, California:
We have audited the accompanying consolidated balance sheets of I-Flow Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as restated). Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our report dated March 17, 2008, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraphs, the Company subsequently identified a material weakness, which caused the annual consolidated financial statements to be restated, as described in Note 12 to the Company’s consolidated financial statements.  Accordingly, management subsequently revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 expressed herein is different from that expressed in our previous report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s revised assessment:
Management identified a material weakness in the Company’s internal control over financial reporting resulting from the failure to maintain effective operating controls over the preparation of the consolidated statement of cash flows. This material weakness resulted in the misstatement of cash flows and in the restatement of the Company’s consolidated statement of cash flows for the year ended December 31, 2007, and the notes related thereto.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and this report did not affect our report on such financial statements and financial statement schedule.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I-Flow Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
As discussed in Note 12 to the consolidated financial statements, the accompanying consolidated statement of cash flows for the year ended December 31, 2007 has been restated.
/s/  Deloitte & Touche LLP
Costa Mesa, California
March 17, 2008 (October 21, 2008 as to the effects of the restatement discussed in Note 12 and as to the effects of the material weakness described in the last sentence of the fourth paragraph of Management’s Report on Internal Control over Financial Reporting (as restated))

I-FLOW CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(Amounts in thousands,
	except share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$78,571	$9,288
Short-term investments	14,379	18,134
Short-term investments — HAPC common stock	10,533	—
Accounts receivable, less allowance for doubtful accounts of $1,962 and $3,405 at December 31, 2007 and 2006, respectively	22,443	18,935
Inventories	13,128	13,611
Prepaid expenses and other current assets	1,267	1,485
Note receivable, HAPC — current	2,044	—
Deferred taxes	1,499	3,260
Current assets — held for sale	—	11,977

Total current assets	143,864	76,690

Property, net	3,318	2,843
Other intangible assets, net	2,586	2,754
Other long-term assets	133	137
Note receivable, HAPC — noncurrent	30,250	—
Deferred taxes	8,504	14,406
Non-current assets — held for sale	—	15,316

Total assets	$188,655	$112,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,570	$4,249
Accrued payroll and related expenses	7,724	7,171
Income taxes payable	12,450	18
Other current liabilities	1,933	1,078
Current liabilities — held for sale	—	7,626

Total current liabilities	26,677	20,142

Other liabilities	6,402	—
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 40,000,000 shares authorized, 24,973,537 and 23,900,869 shares issued and outstanding at December 31, 2007 and 2006, respectively	142,197	119,092
Accumulated other comprehensive loss	(207)	(163)
Retained earnings (accumulated deficit)	13,586	(26,925)

Total stockholders’ equity	155,576	92,004

Total liabilities and stockholders’ equity	$188,655	$112,146

See accompanying Notes to Consolidated Financial Statements.

I-FLOW CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands, except per
	share amounts)
Net product sales	$116,474	$93,582	$72,119
Cost of revenues	32,025	26,267	19,662

Gross profit	84,449	67,315	52,457

Operating expenses
Selling and marketing	71,928	57,731	49,899
General and administrative	17,664	15,012	16,269
Product development	2,657	2,436	2,549

Total operating expenses	92,249	75,179	68,717

Operating loss	(7,800)	(7,864)	(16,260)
Impairment loss on investment	(6,118)	—	—
Interest, net	2,425	933	937

Loss from continuing operations before income taxes	(11,493)	(6,931)	(15,323)
Income tax benefit	(2,500)	(17,561)	(2,334)

Income (loss) from continuing operations, net of tax	(8,993)	10,630	(12,989)
Discontinued operations:
Income from discontinued operations, net of tax	4,825	3,044	4,584
Gain on sale of discontinued operations, net of tax	45,396	—	—

Net income (loss)	$41,228	$13,674	$(8,405)

Per share of common stock, basic:
Income (loss) from continuing operations, net of tax	$(0.37)	$0.47	$(0.58)
Income from discontinued operations, net of tax	0.20	0.13	0.20
Gain on sale of discontinued operations, net of tax	1.90	—	—

Net income (loss)	$1.73	$0.60	$(0.38)

Per share of common stock, diluted:
Income (loss) from continuing operations, net of tax	$(0.37)	$0.44	$(0.58)
Income from discontinued operations, net of tax	0.20	0.13	0.20
Gain on sale of discontinued operations, net of tax	1.90	—	—

Net income (loss)	$1.73	$0.57	$(0.38)

Weighted-average shares:
Basic	23,889	22,887	22,397
Diluted	23,889	24,071	22,397

Comprehensive Operations:
Net income (loss)	$41,228	$13,674	$(8,405)
Unrealized gain (loss) on securities	7	96	(32)
Foreign currency translation adjustments	(51)	(17)	80

Comprehensive income (loss)	$41,184	$13,753	$(8,357)

See accompanying Notes to Consolidated Financial Statements.

I-FLOW CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated	Retained
			Other	Earnings
	Common Stock		Comprehensive	(Accumulated
	Shares	Amount	Income (Loss)	Deficit)	Total
	(Amounts in thousands)
Balance, January 1, 2005	22,220	$105,703	$(290)	$(32,194)	$73,219
Exercise of common stock options and warrants and vested restricted stock units	533	1,347			1,347
Stock-based compensation		7,214			7,214
Issuance of stock from stock upward repricing event	162
Purchase and retirement of treasury stock	(286)	(3,425)			(3,425)
Issuance of common stock options for licensing rights		51			51
Unrealized loss on securities			(32)		(32)
Foreign currency translation adjustment			80		80
Net loss				(8,405)	(8,405)

Balance, December 31, 2005	22,629	110,890	(242)	(40,599)	70,049
Exercise of common stock options and warrants and vested restricted stock units	745	2,691			2,691
Stock-based compensation		5,511			5,511
Issuance of restricted stock awards	522
Issuance of stock from stock upward repricing event	5
Unrealized gain on securities			96		96
Foreign currency translation adjustment			(17)		(17)
Net income				13,674	13,674

Balance, December 31, 2006	23,901	119,092	(163)	(26,925)	92,004
Cumulative effect of adjustments from adoption of FIN 48 (Note 7)				(717)	(717)

Balance, January 1, 2007	23,901	119,092	(163)	(27,642)	91,287
Exercise of common stock options and warrants and vested restricted stock units	1,027	7,096			7,096
Tax benefit from exercise of stock options and vested restricted stock and restricted stock units		10,248			10,248
Stock-based compensation		7,261			7,261
Tax shares withheld and retired in connection with vested restricted stock and restricted stock units	(95)	(1,500)			(1,500)
Issuance of restricted stock awards	141
Unrealized gain on securities			7		7
Foreign currency translation adjustment			(51)		(51)
Net income				41,228	41,228

Balance, December 31, 2007	24,974	$142,197	$(207)	$13,586	$155,576

See accompanying Notes to Consolidated Financial Statements.

I-FLOW CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	(Restated -
	Note 12)
	2007	2006	2005
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$41,228	$13,674	$(8,405)
Income from discontinued operations, net of tax	(4,825)	(3,044)	(4,584)
Gain on sale of discontinued operations, net of tax	(45,396)	—	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	7,663	(17,666)	(1,106)
Stock-based compensation	6,515	5,116	6,129
Impairment loss on investment	6,118	—	—
Excess tax benefit from exercise of stock options and vested restricted stock and restricted stock units	(8,565)	—	—
Depreciation and amortization	1,604	1,432	1,416
Provision for doubtful accounts receivable	730	442	666
Write-off of inventory obsolescence	633	72	232
Loss (gain) on disposal of property	(2)	40	—
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable	(4,238)	(5,954)	(3,004)
Inventories	(150)	(2,154)	(3,622)
Prepaid expenses and other	187	(279)	(409)
Accounts payable and accrued payroll and related expenses	826	3,289	(72)
Income taxes payable	(13,003)	(210)	146
Other liabilities	4,084	152	218

Net cash provided by (used in) operating activities from continuing operations	(6,591)	(5,090)	(12,395)
Net cash provided by operating activities of discontinued operations	7,464	8,872	6,519

Net cash provided by (used in) operating activities	873	3,782	(5,876)

Cash flows from investing activities:
Repayments on note receivable, HAPC	409	—	—
Receipt of deferred financing fees from note receivable, HAPC	2,586	—	—
Capital expenditures	(1,437)	(1,193)	(583)
Purchase of HAPC common stock	(16,652)	—	—
Purchases of other investments	(18,121)	(19,600)	(18,825)
Maturities of investments	21,884	14,838	37,620
Sale of investments	—	—	1,984
Patents and licensing right acquisitions	(389)	(628)	(1,631)

Net cash provided by (used in) investing activities from continuing operations	(11,720)	(6,583)	18,565
Net cash provided by (used in) investing activities from discontinued operations	64,225	(2,506)	(6,835)

Net cash provided by (used in) investing activities	52,505	(9,089)	11,730

Cash flows from financing activities:
Purchase and retirement of common and treasury stock	(1,500)	—	(3,425)
Proceeds from exercise of stock options and warrants	7,096	2,691	1,347
Excess tax benefit from exercise of stock options and vested restricted stock and restricted stock units	8,565	—	—

Net cash provided by (used in) financing activities from continuing operations	14,161	2,691	(2,078)
Net cash provided by financing activities from discontinued operations	2,183	—	—

Net cash provided by (used in) financing activities	16,344	2,691	(2,078)

Effect of exchange rates on cash	(51)	(17)	80

Net increase (decrease) in cash and cash equivalents	69,671	(2,633)	3,856
Net (increase) decrease in cash and cash equivalents from discontinued operations	(388)	508	(1,604)
Cash and cash equivalents at beginning of year	9,288	11,413	9,161

Cash and cash equivalents at end of year	$78,571	$9,288	$11,413

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$47	$—

Income tax payments	$333	$286	$305

Tax benefit from exercise of stock options	$10,248	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Property acquisitions	$598	$1,126	$—

Issuance of note receivable, HAPC	$32,703	$—	$—

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

I-FLOW CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

I-FLOW CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

I-FLOW CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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
SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Total excess tax benefits of $10.7 million were attributed to the share-based compensation expense for the year ended December 31, 2007. No excess tax benefits were attributed to the share-based compensation expense for the year ended December 31, 2006.
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”), which is included in the common stock line item, related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee and director share-based awards that were outstanding upon adoption of SFAS 123R.

I-FLOW CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

I-FLOW CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

I-FLOW CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

I-FLOW CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

I-FLOW CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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
All amortizable intangible assets are recorded in continuing operations. Amortizable intangible assets in the accompanying consolidated balance sheets are as follows:

	As of December 31, 2007
	Carrying	Accumulated
	Amount	Amortization	Net
	(Amounts in thousands)
Patents	$3,335	($1,471)	$1,864
Licensing Rights	1,102	(380)	722

Total	$4,437	($1,851)	$2,586

	As of December 31, 2006
	Carrying	Accumulated
	Amount	Amortization	Net
	(Amounts in thousands)
Patents	$3,286	($1,348)	$1,938
Licensing Rights	1,101	(285)	816

Total	$4,387	($1,633)	$2,754

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

I-FLOW CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

I-FLOW CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

I-FLOW CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

I-FLOW CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

I-FLOW CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

I-FLOW CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

I-FLOW CORPORATION
Notes to Consolidated Financial Statements — (Continued)
The decrease in income tax benefit from continuing operations during the year ended December 31, 2007 compared to the prior year is primarily due to the prior year release of the valuation allowance for deferred tax assets with an incremental tax benefit of approximately $16.8 million. The remaining valuation allowance relates to temporary timing differences that are not currently determined to be more likely than not to be realized. Under SFAS 109, management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. Currently, management believes it is more likely than not that the Company will realize the benefits of the existing net deferred tax asset recorded in the consolidated balance sheets at December 31, 2007.
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
At December 31, 2007, the Company fully utilized all federal and state net operating loss carryforwards of approximately $38.0 million and $20.5 million, respectively. Included in the $38.0 million federal net operating loss carryforward was approximately $23.1 million related to non-qualified stock option exercises of which the entire amount impacted equity from continuing operations. The current year utilization of net operating losses includes approximately $20.6 million of net operating losses related to non-qualified stock option exercises that were excluded from the above schedule at December 31, 2006

I-FLOW CORPORATION
Notes to Consolidated Financial Statements — (Continued)
A valuation allowance increase has been provided to certain deferred tax assets as management does not believe it is more likely than not that the Company will realize the benefits of a portion of the remaining federal and all of the state net deferred tax asset at December 31, 2007. The effective increase in the valuation allowance for the period ended December 31, 2007 was $871,000.
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
As a result of the implementation of FIN 48, the Company recognized at adoption, a $2.0 million increase to its FIN 48 liability for uncertain tax positions. Of this increase, approximately $717,000 is the cumulative effect adjustment to the opening balance of retained earnings. The balances recorded at FIN 48 adoption represent uncertain tax positions for both continuing and discontinued operations. As of December 31, 2007, the FIN 48 liability recognized on the balance sheet as part of ‘Other liabilities’ for continuing operations was $1.5 million.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2006, the Company had approximately $51,000 of accrued interest expense related to uncertain tax positions and approximately $114,000 of penalties. As of December 31, 2007, continuing operations of the Company does not have any additional accrued interest or additional penalties on uncertain tax positions related to the FIN 48 liability balance as of December 31, 2006. The Company recorded additional accrued interest and penalties related to uncertain tax positions on discontinued operations of $86,000 and $608,000 respectively, in 2007. An additional $2.2 million relating to additional state tax liabilities for discontinued operations was identified in the current year ended December 31, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

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

I-FLOW CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

I-FLOW CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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
12.  Restatement of the Financial Statements
Subsequent to the issuance of the Company’s 2007 Annual Report on Form 10-K (the “Original Filing”), the Company’s management determined that the Company’s consolidated statement of cash flows for the year ended December 31, 2007 contained errors and should be restated to be in conformity with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (“SFAS 95”) (as described in more detail below). The corrected presentation in the accompanying consolidated statement of cash flows has no impact on previously reported net income, earnings per share, cash and cash equivalents, total assets or stockholders’ equity. The corrected presentation also does not affect the Company’s compliance with any financial covenants.
The consolidated statement of cash flows for the year ended December 31, 2007 as previously reported in the Original Filing incorrectly included a material non-cash transaction that should have been disclosed separately. The restatement results from the misclassification of the $32.7 million note receivable from HAPC, which had been inappropriately classified as cash used in investing activities from continuing operations. In accordance with SFAS 95, information about all investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments should be reported as a non-cash disclosure and not included as part of the cash flow. The note receivable from HAPC of $32.7 million was issued in connection with the sale of InfuSystem and was part of the $100 million purchase price. The Company received the remaining $67.3 million of the purchase price in cash at closing. Because the $32.7 million in note receivable from HAPC was a reduction in the cash proceeds received from the sale and considered a non-cash transaction, this amount should have been disclosed separately as a non-cash investing activity and not presented as an investing cash flow item.
The offset to the note receivable had been inappropriately included primarily as part of the change in income taxes payable from continuing operations. The change in income taxes payable in continuing operations as previously

I-FLOW CORPORATION
Notes to Consolidated Financial Statements — (Continued)
reported not only included some of the offset to the note receivable but also inappropriately presented the net change in total income taxes. This amount should have been presented separately between continuing operations and discontinued operations. As a result, cash provided by operating activities from continuing operations for the year ended December 31, 2007 was overstated. Part of the offset was also due to including certain adjustments to cash from the sale of InfuSystem that were not included in the cash provided by investing activities from discontinued operations.
The restatement also includes the correction of the misclassification of gross excess tax benefits from the exercise of stock options and vested restricted stock and restricted stock units (“excess tax benefits”) and net excess tax benefits recognized through additional paid-in capital (“APIC excess tax benefits”), which is included in the common stock line item, as part of continuing operations. These amounts were included in their entirety in continuing operations, but should have been allocated between continuing operations and discontinued operations.
As a result of the corrections described above, the restatement affects the subtotals of cash flows from operating, investing and financing activities for both continuing and discontinued operations in the consolidated statement of cash flows for the year ended December 31, 2007, but does not have any impact on the total cash and cash equivalents as reported. The following table presents the effects of the restatement of the Company’s consolidated statement of cash flows for the year ended December 31, 2007:

	As Previously
(Amounts in thousands)	Reported	As Restated
Excess tax benefit from exercise of stock options and vested restricted stock and restricted stock units	$(10,748)	$(8,565	)(1)
Income taxes payable	22,680	(13,003	)(2)
Net cash provided by (used in) operating activities from continuing operations	26,909	(6,591)
Net cash provided by operating activities of discontinued operations	3,276	7,464	(3)
Net cash provided by operating activities	30,185	873

Origination of note receivable, HAPC	(32,703)	—	(4)
Net cash used in investing activities from continuing operations	(44,423)	(11,720)
Net cash provided by investing activities from discontinued operations	67,616	64,225	(5)
Net cash provided by investing activities	23,193	52,505

Excess tax benefit from exercise of stock options and vested restricted stock and restricted stock units	10,748	8,565	(1)
Net cash provided by financing activities from continuing operations	16,344	14,161
Net cash provided by financing activities from discontinued operations	—	2,183	(1)
Net cash provided by financing activities	16,344	16,344

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Issuance of note receivable, HAPC	—	32,703	(6)

(1)	Includes the reclassification effect of $2.2 million in excess tax benefits.

(2)	Includes the reclassification effect of $33.6 million in income taxes payable and $2.1 million in APIC excess tax benefits.

(3)	Includes the reclassification effect of $2.1 million in APIC excess tax benefits and $4.3 million in income taxes payable and other, less $2.2 million in excess tax benefits.

(4)	Includes the reclassification effect of $32.7 million in issuance of note receivable, HAPC as a non-cash transaction.

(5)	Includes the reclassification effect of $3.4 million in adjustments to cash from the sale of InfuSystem.

(6)	Includes the reclassification effect of $32.7 million in issuance of note receivable, HAPC as a non-cash transaction.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-FLOW CORPORATION
Dated: October 21, 2008	By:	/s/ Donald M. Earhart
Donald M. Earhart
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on October 21, 2008 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Donald M. Earhart	Chairman, President and Chief
Donald M. Earhart	Executive Officer (Principal Executive Officer)

/s/ James J. Dal Porto	Executive Vice President, Chief
James J. Dal Porto	Operating Officer, Director and Secretary

/s/ James R. Talevich	Chief Financial Officer and
James R. Talevich	Treasurer (Principal Financial and Accounting Officer)

/s/ John H. Abeles	Director
John H. Abeles, M.D.

/s/ Jack H. Halperin	Director
Jack H. Halperin

/s/ Joel S. Kanter	Director
Joel S. Kanter

/s/ Erik H. Loudon	Director
Erik H. Loudon

/s/ Henry Tsutomu Tai	Director
Henry Tsutomu Tai, Ph.D., M.D.

INDEX TO EXHIBITS

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement, dated October 28, 2004, by and between Integra LifeSciences Corporation and I-Flow Corporation(1)

2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation(2)

2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc.(3)

2.4	Agreement and Plan of Merger, dated February 9, 1998, by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc.(4)

2.5	Agreement for Purchase and Sale of Assets, dated July 3, 1996, by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc.(5)

2.6	Stock Purchase Agreement, dated as of September 29, 2006, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (including the Form of Services Agreement, attached thereto as Exhibit A, the Form of License Agreement attached thereto as Exhibit B and the Term Sheet attached thereto as Exhibit C)(27)

2.7	Amendment No. 1 dated as of April 30, 2007 to the Stock Purchase Agreement dated as of September 29, 2006 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(29)

2.8	Amendment No. 2 dated as of June 29, 2007 to the Stock Purchase Agreement dated as of September 29, 2006, as amended by an Amendment No. 1 dated as of April 30, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(31)

2.9	Amendment No. 3 dated as of July 31, 2007 to the Stock Purchase Agreement dated as of September 29, 2006, as amended by Amendment No. 1 dated as of April 30, 2007 and an Amendment No. 2 dated as of June 29, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(33)

2.10	Memorandum of Intent dated as of September 12, 2007 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(34)

2.11	Amendment No. 4 dated as of September 18, 2007 to the Stock Purchase Agreement dated as of September 29, 2006, as amended by Amendment No. 1 dated as of April 30, 2007, an Amendment No. 2 dated as of June 29, 2007 and an Amendment No. 3 dated as of July 31, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(35)

2.12	Further Agreement Regarding Project Iceland dated as of October 17, 2007 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(36)

2.13	Acknowledgement and Agreement dated as of October 8, 2007 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc., Iceland Acquisition Subsidiary, Inc., Sean D. McDevitt and Philip B. Harris(36)

2.14	Form of Share Purchase Agreement(36)

2.15	Second Form of Share Purchase Agreement(36)

2.16	Form of Irrevocable Proxy(36)

2.17	Binding Letter of Intent dated as of December 13, 2007 by and among I-Flow Corporation, AcryMed, Inc., Bruce L. Gibbins, Jack D. McMaken, John A. Calhoun and James P. Fee, Jr.(38)

2.18	Agreement and Plan of Merger dated as of February 2, 2008 by and among I-Flow Corporation, Alaska Acquisition Subsidiary, Inc., AcryMed Incorporated, Bruce L. Gibbins, Jack D. McMaken, John A. Calhoun and James P. Fee, Jr., in their capacities as stockholders, and John A. Calhoun, in his capacity as the stockholder representative(39)

3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation(6)

3.2	Amended and Restated Bylaws of I-Flow Corporation(37)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock(7)

Exhibit No.	Exhibit
4.1	Specimen Common Stock Certificate(20)

4.2	Warrant Agreement, dated February 13, 1990, between the Company and American Stock Transfer & Trust Company, as warrant agent(9)

4.3	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as rights agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase(7)

4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank(10)

4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank(10)

4.6	Form of Warrant, dated September 4, 2003(1)

4.7	Form of Registration Rights Agreement, dated September 4, 2003(1)

10.1	Form of Securities Purchase Agreement, dated September 2, 2003(1)

10.2	I-Flow Corporation Amended and Restated 2001 Equity Incentive Plan(11)*

10.3	2003 Restricted Stock Plan of I-Flow Corporation(10)*

10.4	2001 Restricted Stock Plan of I-Flow Corporation(12)*

10.5	1996 Stock Incentive Plan(13)*

10.6	1992 Non-Employee Director Stock Option Plan(14)*

10.7	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan, restated as of March 23, 1992(15)*

10.8	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996(16)

10.9	Summary of the terms of the COIP for 2005(23)*

10.10	Summary of the terms of the COIP for 2006(25)*

10.11	Summary of the terms of the COIP for 2007(27)*

10.12	Summary of the terms of the 2008 Executive Performance Incentive Plan(40)*

10.13	Addendum to manufacturing plant lease agreement(23)

10.14	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997(17)

10.15	Block Medical de Mexico lease agreement dated December 7, 1999(22)

10.16	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated May 8, 2003(10)

10.17	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated January 30, 2004(22)

10.18	Amendment to Loan Agreement, dated as of April 30, 2005, between I-Flow Corporation and Silicon Valley Bank(24)

10.19	Amendment to Loan Agreement, dated as of April 29, 2006, between I-Flow Corporation and Silicon Valley Bank(26)

10.20	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation, dated as of July 16, 2007(32)

10.21	Loan Agreement, dated March 31, 2000, by and among InfuSystem, Inc., I-Flow Corporation and Old Kent Bank(10)

10.22	First Amendment to Loan Agreement, dated April 1, 2002, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank)(10)

10.23	Second Amendment to Loan Agreement, dated April 1, 2003, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank)(10)

10.24	Second Amended and Restated Promissory Note, dated April 1, 2004, between InfuSystem, Inc. and Fifth Third Bank (formerly Old Kent Bank)(10)

Exhibit No.	Exhibit
10.25	Promissory Note with Donald M. Earhart dated June 15, 2001(8)*

10.26	Underwriting Agreement, dated April 13, 2004(21)

10.27	Employment Agreement with Donald M. Earhart, dated May 16, 1990(18)*

10.28	Amendment No. 1 to Employment Agreement with Donald M. Earhart, dated June 21, 2001(8)*

10.29	Amendment No. 2 to Employment Agreement with Donald M. Earhart, dated February 23, 2006(25)*

10.30	Amendment No. 3 to Employment Agreement with Donald M. Earhart, dated February 21, 2008(40)*

10.31	Amended and Restated Employment Agreement with James J. Dal Porto, dated June 21, 2001(8)*

10.32	Amendment No. 1 to Employment Agreement with James J. Dal Porto, dated February 23, 2006(25)*

10.33	Amendment No. 2 to Employment Agreement with James J. Dal Porto, dated February 21, 2008(40)*

10.34	Employment Agreement with James R. Talevich, dated June 30, 2000(19)*

10.35	Amended and Restated Employment Agreement for James R. Talevich, dated May 24, 2007(30)*

10.36	Amendment No. 1 to Employment Agreement with James R. Talevich, dated February 23, 2006(25)*

10.37	Amendment No. 2 to Employment Agreement with James R. Talevich, dated February 21, 2008(40)*

10.38	Agreement Re: Change in Control with Donald M. Earhart, dated June 21, 2001(8)*

10.39	Amendment No. 1 to Agreement Re: Change in Control with Donald M. Earhart, dated February 23, 2006(25)*

10.40	Amendment No. 2 to Agreement Re: Change in Control with Donald M. Earhart, dated February 21, 2008(40)*

10.41	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001(8)*

10.42	Amendment No. 1 to Agreement Re: Change in Control with James J. Dal Porto, dated February 23, 2006(25)*

10.43	Amendment No. 2 to Agreement Re: Change in Control with James J. Dal Porto, dated February 21, 2008(40)*

10.44	Agreement Re: Change in Control with James R. Talevich, dated June 21, 2001(8)*

10.45	Amendment No. 1 to Agreement Re: Change in Control with James R. Talevich, dated February 23, 2006(25)*

10.46	Amendment No. 2 to Agreement Re: Change in Control with James R. Talevich, dated February 21, 2008(40)*

10.47	Form of Restricted Stock Agreement(25)*

10.48	Form of Indemnification Agreement(25)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on June 1, 2005.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Definitive Proxy Statement filed on March 27, 1996.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Post-Effective Amendment to its Registration Statement (No. 33-41207) filed on October 27, 1992.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated April 14, 1997.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(19)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(20)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(21)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on April 14, 2004.

(22)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(23)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10 -K for the fiscal year ended December 31, 2004.

(24)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 9, 2005.

(25)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 1, 2006.

(26)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(27)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 4, 2006.

(28)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 28, 2007.

(29)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 1, 2007.

(30)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 29, 2007.

(31)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 2, 2007.

(32)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 19, 2007.

(33)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 31, 2007.

(34)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 13, 2007.

(35)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 19, 2007.

(36)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 19, 2007.

(37)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.

(38)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on December 17, 2007.

(39)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 6, 2008.

(40)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 26, 2008.