Form 10-Q
period 2008-09-30
I FLOW CORP /DE/
filed 2008-11-10
CIK 857728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2008 there were 24,510,823 shares of common stock outstanding.

I-FLOW CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART 1 — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
I-FLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$35,356	$78,571
Short-term investments	6,350	14,379
Short-term investments – InfuSystem Holdings, Inc. (formerly known as HAPC) common stock	5,965	10,533
Accounts receivable, less allowance for doubtful accounts of $1,943 and $1,962 at September 30, 2008 and December 31, 2007, respectively	17,521	22,443
Inventories	17,682	13,128
Prepaid expenses and other current assets	4,956	1,267
Note receivable, InfuSystem Holdings, Inc. (formerly known as HAPC) – current	3,270	2,044
Deferred income taxes	1,860	1,499

Total current assets	92,960	143,864

Property, net	4,185	3,318
Goodwill	12,443	—
Other intangible assets, net	4,380	2,586
Other long-term assets	195	133
Note receivable, InfuSystem Holdings, Inc. (formerly known as HAPC) – noncurrent	27,797	30,250
Deferred income taxes	7,491	8,504

Total assets	$149,451	$188,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,662	$4,570
Accrued payroll and related expenses	6,105	7,724
Income taxes payable	—	12,450
Accrued litigation costs (Note 10)	8,374	—
Other current liabilities	1,773	1,933

Total current liabilities	20,914	26,677

Other liabilities	6,092	6,402

Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital — $0.001 par value; 40,000 shares authorized; 24,601 and 24,974 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	135,154	142,197
Accumulated other comprehensive loss	(206)	(207)
(Accumulated deficit)/retained earnings	(12,503)	13,586

Total stockholders’ equity	122,445	155,576

Total liabilities and stockholders’ equity	$149,451	$188,655

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$32,242	$28,231	$95,973	$81,612
Cost of revenues	8,582	7,501	25,468	21,843

Gross profit	23,660	20,730	70,505	59,769

Operating expenses:
Selling and marketing	16,965	17,208	54,716	52,622
General and administrative	5,551	4,352	16,044	13,063
Product development	1,285	559	3,443	1,863
Certain litigation and insurance charges (Note 10)	136	—	12,304	—
Purchased in-process research and development charges (Note 6)	11,600	—	11,600	—

Total operating expenses	35,537	22,119	98,107	67,548

Operating loss	(11,877)	(1,389)	(27,602)	(7,779)
Impairment loss on investment	(4,569)	—	(4,569)	—
Interest and other income	1,082	266	3,977	790

Loss from continuing operations before income taxes	(15,364)	(1,123)	(28,194)	(6,989)
Income tax benefit	1,237	278	2,105	2,367

Loss from continuing operations	(14,127)	(845)	(26,089)	(4,622)
Discontinued operations:
Income from discontinued operations, net of tax	—	2,004	—	5,459

Net income (loss)	$(14,127)	$1,159	$(26,089)	$837

Per share of common stock, basic and diluted:
Loss from continuing operations	$(0.59)	$(0.03)	$(1.07)	$(0.19)
Income from discontinued operations, net of tax	—	0.08	—	0.23

Net income (loss)	$(0.59)	$0.05	$(1.07)	$0.04

Weighted-average shares, basic and diluted	24,062	24,010	24,341	23,753

Comprehensive Operations:
Net income (loss)	$(14,127)	$1,159	$(26,089)	$837
Foreign currency translation gain (loss)	(106)	(22)	3	(6)
Unrealized gain (loss) on investment securities	(2)	3	(2)	5
Unrealized gain on investment securities – InfuSystem Holdings, Inc. (formerly known as HAPC) common stock	2,868	—	—	—

Comprehensive income (loss)	$(11,367)	$1,140	$(26,088)	$836

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(26,089)	$837
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations, net of tax	—	(5,459)
Purchased in-process research and development charges	11,600	—
Stock-based compensation	5,142	4,803
Impairment loss on investment	4,569	—
Depreciation and amortization	1,614	1,183
Excess tax benefit from exercise of stock options and vested restricted stock and restricted stock units	(562)	—
Write-off of inventory	401	390
Amortization of deferred financing fees from note receivable, InfuSystem Holdings, Inc. (formerly known as HAPC)	(533)	—
Provision for doubtful accounts receivable	272	755
Gain on disposal of property	(4)	(1)
Deferred income taxes	230	(428)
Changes in operating assets and liabilities, net of AcryMed acquisition:
Accounts receivable	5,587	418
Inventories	(4,335)	(2,846)
Prepaid expenses and other assets	(821)	(151)
Accounts payable, accrued payroll and related expenses	(2,552)	(839)
Income taxes payable	(15,245)	(80)
Accrued litigation costs	8,374	—
Other liabilities	(14)	1,143

Net cash used in operating activities from continuing operations	(12,366)	(275)
Net cash provided by operating activities from discontinued operations	—	4,838

Net cash (used in) provided by operating activities	(12,366)	4,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(1,264)	(1,149)
Proceeds from sale of property	11	—
Acquisition of AcryMed, net of cash acquired	(26,663)	—
Repayments on note receivable, InfuSystem Holdings, Inc. (formerly known as HAPC)	1,227	—
Purchases of investments	(13,275)	(6,325)
Maturities of investments	21,301	16,635
Patent acquisitions	(474)	(291)

Net cash (used in) provided by investing activities from continuing operations	(19,137)	8,870
Net cash used in investing activities from discontinued operations	—	(2,433)

Net cash (used in) provided by investing activities	(19,137)	6,437

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(12,621)	(1,500)
Excess tax benefit from exercise of stock options and vested restricted stock and restricted stock units	562	—
Proceeds from exercise of stock options	353	5,045

Net cash (used in) provided by financing activities	(11,706)	3,545

Effect of exchange rates on cash	(6)	(6)

Net (decrease) increase in cash and cash equivalents	(43,215)	14,539
Net decrease in cash and cash equivalents from discontinued operations	—	954
Cash and cash equivalents at beginning of period	78,571	9,288

Cash and cash equivalents at end of period	$35,356	$24,781

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments	$13,427	$266
Interest received	3,762	905
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Property acquisitions in accounts payable	$88	$288
See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at September 30, 2008 and the results of its operations for the three and nine-month periods ended September 30, 2008 and 2007 and cash flows for the nine-month periods ended September 30, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.
The financial statements included herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 as filed with the SEC on October 21, 2008.
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
New Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; however, the FASB staff has approved a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 has not impacted the Company’s consolidated financial statements, except for disclosure requirements. See Note 8 on Fair Values of Financial Instruments.
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
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, Business Combinations (“SFAS 141”), but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. SFAS 141(R) will be effective for the Company beginning January 1, 2009. Accordingly, the Company recorded the acquisition of AcryMed Incorporated (“AcryMed”) on February 15, 2008 following SFAS 141 and will continue to record and disclose any business combinations until January 1, 2009 under the existing standard. The Company expects SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions after that date.
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
Stock-based compensation expense recognized for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2008	2007	2008	2007
Loss from continuing operations:
Selling and marketing	$246	$610	$738	$1,842
General and administrative	1,568	1,198	4,404	2,961

Subtotal	1,814	1,808	5,142	4,803

Income from discontinued operations:
Selling and marketing	—	122	—	200
General and administrative	—	37	—	105

Subtotal	—	159	—	305

Total	$1,814	$1,967	$5,142	$5,108

SFAS 123R requires companies to estimate the fair value of equity awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model. The determination of the fair value of option-based awards using the Black-Scholes model incorporates various assumptions including volatility, expected life of awards, risk-free interest rates and expected dividend. The expected volatility is based on the historical volatility of the price of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and non-employee directors. No options were granted during the three and nine months ended September 30, 2008. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three and nine months ended September 30, 2007:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Expected life (in years)	5.0	5.0
Risk-free interest rate	4.20%	4.20% - 5.03%
Volatility	52%	52% - 54%
Dividend yield	0.00%	0.00%
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
From and after May 26, 2006, all active equity incentive plans of the Company have been approved by its stockholders. All future grants of stock options (including incentive stock options or nonqualified stock options), restricted stock, restricted stock units or other forms of equity-based compensation to officers, directors, employees, consultants and advisors of the Company and its affiliated entities are expected to be made under the I-Flow Corporation 2001 Equity Incentive Plan (the “2001 Plan”), which was approved by the Company’s stockholders in May 2001. The maximum number of shares of common stock that may be issued pursuant to awards under the 2001 Plan is currently 7,750,000, subject to adjustments for stock splits or other adjustments as defined in the 2001 Plan.
Stock Options
Options granted under the 2001 Plan become exercisable at such times as determined at the date of grant by the compensation committee of the board of directors or the board of directors itself and expire on various dates up to ten years from the date of grant. Options granted to employees generally have an exercise price equal to the market price of the Company’s stock at the date of the grant, with vesting and contractual terms of five years. Options generally provide for accelerated vesting if there is a change in control (as defined in the 2001 Plan or, as applicable, the officers’ employment and change in control agreements). The Company issues new shares upon the exercise of stock options. The following table provides a summary of all the Company’s outstanding options as of September 30, 2008 and of changes in options outstanding during the nine months ended September 30, 2008:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise Price	Term	Intrinsic
(Amounts in thousands, except per share and year amounts)	of Shares	per Share	(in years)	Value
Options outstanding at December 31, 2007	2,513	$10.97
Options granted	—	—
Options exercised	(170)	3.94
Options forfeited or expired	(97)	15.20

Options outstanding at September 30, 2008	2,246	11.32	1.15	$5,767

Options vested and exercisable at September 30, 2008	2,106	11.09	1.04	$5,767

No options were granted during the nine months ended September 30, 2008. The weighted-average fair value of options granted during the nine months ended September 30, 2007, estimated as of the grant date using the Black-Scholes option valuation model, was $8.00 per option. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $1.8 million and $5.3 million, respectively. As of September 30, 2008, the Company has approximately 140,000 options that are unvested and estimates that approximately 87,000 options will vest in the future based on estimated forfeiture rates.
As of September 30, 2008, total unrecognized compensation expense related to unvested stock options was $0.4 million. This expense is expected to be recognized over the remaining weighted-average period of 3.01 years.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock units are granted pursuant to the 2001 Plan and as determined by the compensation committee of the board of directors or the board of directors itself. Restricted stock awards granted to non-employee directors have a one-year vesting (i.e., lapse of restrictions) period from the date of grant. Restricted stock and restricted stock units granted to officers and employees of the Company generally have vesting periods ranging from two to five years from the date of grant. Restricted stock units granted to sales representatives and sales management generally have a maximum vesting term of three years from the date of grant. The Company issues new shares upon the issuance of restricted stock or vesting of restricted stock units. In accordance with SFAS 123R, the fair value of restricted stock and restricted stock units is based on the closing stock price on the date of grant and the expense is recognized on a straight-line basis over the requisite vesting period. The total number of shares of restricted stock and restricted stock units expected to vest is adjusted by estimated forfeiture rates. The following table provides a summary of the Company’s restricted stock and restricted stock units as of September 30, 2008 and of changes in restricted stock and restricted stock units outstanding under the 2001 Plan during the nine months ended September 30, 2008:

	Restricted Stock		Restricted Stock Units
		Weighted-		Weighted-
		Average Grant		Average Grant
	Number of	Date Fair Value	Number of	Date Fair Value
(Amounts in thousands, except per share amounts)	Shares	per Share	Shares	per Share
Nonvested shares outstanding at December 31, 2007	561	$14.50	597	$15.57
Shares issued	191	14.41	401	13.32
Shares vested or released	(235)	14.76	(189)	14.04
Shares forfeited	—	—	(93)	15.49

Nonvested shares outstanding at September 30, 2008	517	$14.35	716	$14.36

As of September 30, 2008, total unrecognized compensation costs related to nonvested restricted stock and restricted stock units was $3.0 million and $5.7 million, respectively. The expense for the nonvested restricted stock and restricted stock units are expected to be recognized over a remaining weighted-average vesting period of 1.17 and 2.10 years, respectively. The total intrinsic value at vest date of shares of restricted stock and restricted stock units that vested during the nine months ended September 30, 2008 was $3.2 million and $2.7 million, respectively.
2. Inventories
Inventories consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2008	2007
Raw materials	$7,067	$6,534
Work in process	4,225	2,056
Finished goods	6,390	4,538

Total	$17,682	$13,128

3. Earnings (Loss) Per Share
Pursuant to SFAS No. 128, Earnings Per Share, the Company provides dual presentation of “Basic” and “Diluted” earnings per share.
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the periods presented, excluding nonvested restricted stock and restricted stock units.
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

The following is a reconciliation between weighted-average shares used in the basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Loss from continuing operations, net of tax	$(14,127)	$(845)	$(26,089)	$(4,622)
Income from discontinued operations, net of tax	—	2,004	—	5,459

Net income (loss)	$(14,127)	$1,159	$(26,089)	$837

Denominators:
Denominator for basic earnings per share:
Weighted-average number of common shares outstanding	24,062	24,010	24,341	23,753
Effect of dilutive securities:
Stock options, nonvested restricted stock and nonvested restricted stock units	—	—	—	—

Denominator for diluted net income per share:
Weighted-average number of common and common equivalent shares outstanding	24,062	24,010	24,341	23,753

Earnings per share, basic and diluted:
Loss from continuing operations, net of tax	$(0.59)	$(0.03)	$(1.07)	$(0.19)
Income from discontinued operations, net of tax	—	0.08	—	0.23

Net income (loss)	$(0.59)	$0.05	$(1.07)	$0.04

Approximately 2,229,000 and 1,713,000 shares attributable to outstanding stock options have been excluded from the treasury stock method calculation for diluted weighted-average common shares for the three and nine-month periods ended September 30, 2008, respectively, because their exercise prices exceeded the average market price of the Company’s common stock during these periods and their effect would be anti-dilutive.
Approximately 155,000 and 1,057,000 shares attributable to outstanding stock options have been excluded from the treasury stock method calculation for diluted weighted-average common shares for the three and nine-month periods ended September 30, 2007, respectively, because their exercise prices exceeded the average market price of the Company’s common stock during these periods and their effect would be anti-dilutive.
4. Goodwill and Other Intangible Assets
The Company recognizes goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and other intangible assets with indefinite lives are recorded at their carrying value and are tested for impairment annually or more frequently if impairment indicators exist. Goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value. If a potential impairment exists, an impairment loss is recognized to the extent the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and fair value of its other assets and liabilities.
In connection with the Company’s acquisition of AcryMed on February 15, 2008, the Company recorded approximately $12.4 million of goodwill and $2.0 million of purchased intangible assets, consisting of $0.8 million in purchased technology, including patents, $0.7 million in customer relationships, $0.3 million in licensing agreements and $0.2 million in other intangibles. See Note 6 on Acquisition for additional information.

Amortizable intangible assets in the accompanying condensed consolidated balance sheets are as follows:

	As of September 30, 2008
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Purchased technology and patents	$5,956	$(3,237)	$2,719
Licensing rights and agreements	1,402	(489)	913
Customer relationships	700	(88)	612
Other	150	(14)	136

Total	$8,208	$(3,828)	$4,380

	As of December 31, 2007
	Carrying	Accumulated
(Amounts in thousands)	Amount	Amortization	Net
Patents	$3,335	$(1,471)	$1,864
Licensing rights	1,102	(380)	722

Total	$4,437	$(1,851)	$2,586

The Company generally amortizes patents and licensing rights using the straight-line method over seven and ten years, respectively. Purchased intangibles are amortized as follows: ten years for customer relationships using an accelerated method; ten years for developed technology using a straight-line method; five years for licensing agreements using a straight-line method; and a range of four to ten years for all other intangible assets using a straight-line method.
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
Amortization expense for the three and nine months ended September 30, 2008 was approximately $164,000 and $629,000, respectively. Amortization expense for the three and nine months ended September 30, 2007 was approximately $148,000 and $441,000, respectively. Annual amortization expense of intangible assets is currently estimated to be approximately $0.8 million, $0.8 million, $0.7 million, $0.7 million and $0.6 million in 2008, 2009, 2010, 2011 and 2012, respectively. All amortization expense was recorded in the loss from continuing operations.
5. Stockholders’ Equity
On February 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a new stock repurchase program, which would be in existence for 12 months, unless the program was terminated sooner by the board of directors. This new stock repurchase program superseded and replaced any other repurchase program that the Company previously announced. On August 12, 2008, the Company’s board of directors authorized the repurchase of up to an additional 1,000,000 shares of the Company’s common stock for a total of up to 2,000,000 shares authorized for repurchase under the program. The stock repurchase program was also extended to August 8, 2009, unless terminated sooner by the board of directors. During the nine months ended September 30, 2008, the Company repurchased approximately 832,000 shares with a weighted-average purchase price of $12.42 per share under this program. No shares were repurchased during the nine months ended September 30, 2007.
Also, in connection with our 2001 Plan the Company may repurchase shares of common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock and restricted stock units.

In addition, the board of directors approved the withholding of shares of common stock for the satisfaction of payment of the exercise price and individual tax withholdings for the exercise of certain outstanding stock options during the nine months ended September 30, 2008. A total of approximately 182,000 shares with a weighted-average price of $14.09 per share were purchased in connection with the satisfaction of employee payroll tax withholdings and exercise price during the nine months ended September 30, 2008. A total of approximately 94,800 shares with a weighted-average price of $15.83 per share were purchased in connection with employee payroll tax withholdings during the nine months ended September 30, 2007.
6. Acquisition
On February 15, 2008, the Company acquired AcryMed, a privately held Oregon-based corporation, for $26.7 million in cash. AcryMed is a developer of innovative infection control and wound healing products. The Company is seeking to expand its strategic focus to include general surgical site care management in addition to its leadership position in regional anesthesia for post-surgical pain management and believes AcryMed will play a key role in its strategy. The Company’s consolidated financial statements include the operating results of AcryMed from the date of acquisition. Pro forma results of operations prior to acquisition have not been presented because the effects of the acquisition of AcryMed were not material to the Company’s financial results.
The following table summarizes the Company’s estimate of the fair values of the assets acquired and liabilities assumed at the date of the acquisition:

(Amounts in thousands)
Cash	$66
Accounts receivable, net	937
Inventory	620
Other current assets	165
Property, net	506
Intangible assets	1,950
In-process research and development	11,600
Goodwill	12,443
Other long-term assets	143

Total assets acquired	28,430

Accounts payable	689
Accrued payroll and related expenses	271
Other current liabilities	76
Deferred tax liability, long-term	665

Total liabilities assumed	1,701

Net assets acquired	$26,729

As a result of the AcryMed acquisition, the Company recorded $12.4 million of goodwill, $2.0 million of acquired intangible assets and $11.6 million of in-process research and development that was expensed as of the date of acquisition. The Company’s methodology for allocating the purchase price of purchased acquisitions to in-process research and development is determined through established valuation techniques. In-process research and development is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. None of the amount recorded in-process research and development is deductible for tax purposes. The intangible assets acquired were as follows:

		Weighted Average
(Amounts in thousands)	Amount	Useful Life (in yrs)
Purchased technology and patents	$800	10.0(1)
Customer relationships	700	10.0(2)
Licensing agreements	300	5.0(1)
Other	150	8.0(1)

Net assets acquired	$1,950

(1)	Amortization is based on a straight-line method.

(2)	Amortization is based on an accelerated method.

Although the purchase price allocation is substantially complete, it is subject to further adjustments.
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
On October 19, 2007, the Company purchased approximately 2.8 million shares of common stock of InfuSystem Holdings, Inc. (formerly known as HAPC) (“HAPC common stock”) at $5.97 per share through private transactions with third parties totaling approximately $17 million. With the shares purchased as of that date, the Company owned approximately 15% of the issued and outstanding HAPC common stock and disclosed its intentions to vote such shares in favor of the acquisition. As of August 1, 2008, the latest date reported by HAPC, the 2.8 million shares held by the Company constitute approximately 16.3% of the issued and outstanding HAPC common stock.
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
In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company has reclassified the results from InfuSystem as discontinued operations. Summarized financial information for InfuSystem for the three and nine months ended September 30, 2007 is as follows:

	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2007	September 30, 2007
Operating revenues	$7,822	$23,528
Operating income (1)	2,938	8,334
Income taxes	(934)	(2,875)
Income from discontinued operations (1) (2)	2,004	5,459

(1)	Includes $268,000 and $700,000 of divestiture expenses recorded during the three and nine months ended September 30, 2007, respectively.

(2)	Includes the effect of the favorable ruling by the Michigan Tax Tribunal relating to InfuSystem’s use tax liability. In discontinued operations during the second quarter of 2007, the Company reversed the accrued tax liability, accrued interest expense and cumulative increases to gross fixed assets and total expenses in the amounts of $1,466,000, $267,000, $1,347,000 and $924,000 (consisting of $657,000 of cost of sales and $267,000 of interest expense), respectively.
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
The Company does not have any financial liabilities that are subject to valuation under SFAS 157. The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis during the period, by level within the fair value hierarchy:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance at	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(Amounts in thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Reported as:
Cash equivalents (1)	$29,341	$29,341	$—	$—
Short-term investments (2)	7,345	—	7,345	—
Short-term investments – InfuSystem Holdings, Inc. (formerly known as HAPC) common stock (3)	5,965	—	—	5,965

Total	$42,651	$29,341	$7,345	$5,965

(1)	Level 1 securities include money market securities that are valued based on quoted market prices in active markets. The money market securities participate in the Department of Treasury’s Temporary Guarantee Program for Money Market Funds.

(2)	Level 2 securities include available-for-sale investments in commercial paper and corporate bonds that are valued based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

(3)	Level 3 securities include available-for-sale investment in HAPC common stock purchased in October 2007 in connection with the sale of InfuSystem to HAPC. The value is based on quoted market prices for the exchange-traded equity security, adjusted to reflect the restriction on the sale of the security due to the Company’s potential affiliate status with HAPC for purposes of federal securities laws resulting from the Company’s position as a substantial stockholder and creditor on a secured promissory note.

The following table presents a reconciliation of the financial assets measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2008:

Short-term
(Amounts in thousands)	Investments
Balance as of January 1, 2008	$10,533
Total gains (losses):
Included in net loss	(4,569)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance as of September 30, 2008	$5,965

Amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at the reporting date – Short-term investments – InfuSystem Holdings, Inc. (formerly known as HAPC) common stock	$4,569

As discussed in Note 7 on Discontinued Operations, in October 2007, the Company purchased approximately 2.8 million shares of HAPC common stock at $5.97 per share through private transactions with third parties totaling approximately $17.0 million in connection with the then-pending sale of InfuSystem to HAPC. The Company disclosed its intentions to vote such shares in favor of the acquisition.
The Company reviews its investment for impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), and FASB Staff Position SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”). Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company considers available quantitative and qualitative evidence (both positive and negative) in evaluating potential impairment of its investment, including factors such as the Company’s holding strategy for the investment, general market conditions, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of the investee and the Company’s intent to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis is established in the investment.
Since October 2007, the share price of HAPC common stock has significantly decreased from the Company’s purchase price of $5.97 per share. During the year ended December 31, 2007, the Company recognized an other-than-temporary impairment of approximately $6.1 million. The Company has determined that the further decline in the fair value of the investment in HAPC common stock during the nine months ended September 30, 2008 was other than temporary and recorded $4.6 million in impairment during the third quarter of 2008. The Company’s strategy for the investment in HAPC common stock is to hold for a recovery period within a range of 12 months. Due to the continuing decline of the fair value of HAPC common stock, the uncertainty of the current market conditions and the Company’s belief that the 12-month holding period will not be sufficient to allow for recovery of the fair value of the investment in HAPC common stock, the Company recorded the impairment loss and established a new cost basis in the investment as of September 30, 2008 in accordance with SFAS 115 and FSP 115-1.
9. Income Taxes
Income tax benefit from continuing operations increased $0.9 million to $1.2 million for the three months ended September 30, 2008 from $0.3 million for the three months ended September 30, 2007 and decreased $0.3 million to $2.1 million for the nine months ended September 30, 2008 from $2.4 million for the nine months ended September 30, 2007. The Company’s effective tax benefit rates for continuing operations for the three and nine months ended September 30, 2008 were 8.1% and 7.5%, respectively, compared to 24.8% and 33.9% for the three and nine months ended September 30, 2007, respectively. The decreases in the effective income tax benefit rates for the three and nine months ended September 30, 2008 were primarily due to the Company not receiving a tax benefit for the $11.6 million in purchased in-process research and development charges recorded during the third quarter of 2008 and an increase in the valuation allowance for deferred tax assets due to the $8.7 million in loss contingency recorded during the second quarter of 2008. See Note 10 on Commitments and Contingencies for additional information on the loss contingency.
In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. For the nine months ended September 30, 2008, management determined that an additional valuation allowance of $2.6 million was required primarily relating to deferred tax assets arising from the loss contingency. The impact of the change in valuation allowance for the nine months ended September 30, 2008 will be reflected as a reduction to the Company’s annual effective tax rate, the result of which will be less overall income tax benefit recognized from continuing operations.
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
The terms of the foregoing types of obligations vary. A maximum obligation arising out of these types of agreements is generally not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no additional liabilities have been recorded for these obligations on its balance sheets as of September 30, 2008 and December 31, 2007, except as noted below regarding HAPC.
In connection with the sale of InfuSystem, the Company has indemnified HAPC as to all taxes imposed on or relating to InfuSystem that are due with respect to periods ending on or prior to the closing date, which was October 25, 2007. InfuSystem is subject to income tax in multiple state jurisdictions. The tax years 2002 and forward remain open to examination by the major state taxing jurisdictions to which InfuSystem is subject depending on the state taxing authority. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), the Company recorded a liability of $3.7 million as of December 31, 2007 to reflect the fair value of the indemnification to HAPC for all tax exposures arising prior to the closing of the sale of InfuSystem, with an offsetting decrease in the gain on sale of discontinued operations, which was recognized on the balance sheet as part of “Other liabilities.” During the nine months ended September 2008, the Company recorded approximately $188,000 of additional accrued interest related to the FIN 45 liability in the loss from continuing operations. The FIN 45 liability as of September 30, 2008 was $3.9 million.
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
The Company has, to date, been served as a defendant in approximately 39 ongoing lawsuits seeking damages as a result of alleged chondrolysis. Many of these lawsuits name defendants in addition to the Company such as physicians, drug companies and other device manufacturers. It is not known to what degree, if any, the potential liability of other parties may affect the ultimate cost to the Company, and the Company has no cost-sharing arrangements with other defendants. For the policy period beginning June 1, 2008, the Company has in place product liability insurance on a claims-made basis in the aggregate amount of $50 million for liability losses, including legal defense costs. For the expired period prior to June 1, 2008, the Company increased its product liability insurance on a claims-made basis from an aggregate amount of $10 million to $35 million, which includes a $5 million self-insured layer above the original $10 million primary policy and below the additional $20 million in excess policies the Company purchased. The additional excess policies for the retroactive period cost the Company $3.5 million in additional insurance expense during the second quarter of 2008, which was recorded in operating expenses.
In accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, the Company also records an estimated loss from loss contingency such as the legal proceedings described immediately above when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. In most cases, significant judgment is required to estimate the range of potential loss and timing of a loss to be recorded. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to the Company that differs from the previously estimated liability, which could result in a material difference from that recorded in the current period. During the second quarter of 2008, the Company estimated that the range of potential loss to the Company for the legal proceedings described immediately above as of June 30, 2008 was between $8.7 million to $21.4 million. The range of potential loss represented the Company’s estimated out-of-pocket cost for claims already asserted, including the estimated cost of legal fees and potential settlements with claimants, to the extent not covered by insurance, in compliance with the Company’s accounting policy. No accrual has been made for unasserted claims, because the number and cost of such claims cannot be reasonably estimated. This range was determined based on the number of actual cases brought against the Company and includes estimated payments for self-insured retentions that would be made to its product liability insurance carriers and any amounts in excess of its insurance coverage amount. The accrual also assumed that the Company will ultimately incur the Company’s $5.0 million self-insured layer discussed earlier.
Circumstances affecting the reliability and precision of loss estimates include the duration and complexity of litigation, the number and size of any eventual settlements with claimants, and with regard to self-insured retention amounts for which the Company may be liable on a per case basis, the number of active cases applicable to specific insurance policy layers. Due to a lack of history of litigation concerning product liability claims, the Company was unable to determine the time period over which the amounts will be paid out. Since the Company was unable to determine the best estimate within the range, the Company recorded $8.7 million in loss contingency during the second quarter of 2008, which represented the low end of the estimated range. The Company recorded an additional $0.1 million in loss contingency during the third quarter of 2008 to adjust for estimated payments for self-insured retentions on actual cases as of the current period. As a result of the significant increase in product liability insurance and the loss contingency, the Company recorded a total of $0.1 million and $12.3 million as certain litigation and insurance charges in the loss from continuing operations during the three and nine months ended September 30, 2008, respectively. As of September 30, 2008, the loss contingency recognized on the balance sheet as ‘Accrued litigation costs’ was $8.4 million, which was adjusted during the third quarter of 2008 for payments made on self-insured retentions that were previously accrued in the second quarter of 2008 and for estimated payments for self-insured retentions on actual cases as of the current period. The Company will continue to monitor the cases brought against the Company and review the adequacy of the loss contingency accrual and may determine to increase its loss contingency accrual at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

In June 2007, the Company commenced a lawsuit against Apex Medical Technologies, Inc (“Apex”) and its president, Mark McGlothlin, in the U.S. District Court for the Southern District of California for patent infringement and misappropriating the Company’s valuable trade secrets. The Company also sued distributors of Apex’s Solace® Pump, including Zone Medical, LLC (“Zone”). In response to the litigation brought by the Company, the defendants asked the U.S. Patents and Trademark Office (the “Patent Office”) to reexamine the Company’s patent. The Patent Office routinely grants such requests and often times initially rejects previously issued patent claims. In October 2008, the Patent Office took this action after receiving Apex’s position on the patent without input from the Company. The Company will now have an opportunity to present its position to the Patent Office and believes that, once its position has been presented to the Patent Office, the Patent Office will reconfirm the patent as it did in 1994 when the patent in question was issued. The Company continues to enforce its patent and trade secret rights against Apex, Mr. McGlothlin, Zone and distributors who make, use, sell or offer to sell the Solace Pump. The Company is vigorously moving forward in the case to protect its valuable trade secrets.
The Company is involved in other litigation arising from the normal course of operations. In the opinion of management, the ultimate impact of such other litigation will not have a material adverse effect on the Company’s financial position and results of operations.
11. Operating Segments and Revenue Data
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards and disclosure requirements for the reporting of operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Prior to the acquisition of AcryMed on February 15, 2008, the Company operated in one reportable operating segment. The Company’s Regional Anesthesia and IV Infusion Therapy products were predominately assembled from common subassembly components in a single integrated manufacturing facility, and operating results were reviewed by management on a combined basis including all products as opposed to several operating segments. However, the Company believes it is most meaningful for the purposes of revenue analyses to group the product lines in the Infusion Pumps operating segment into two categories representing specific clinical applications – Regional Anesthesia and IV Infusion Therapy. Management currently evaluates AcryMed’s performance on a separate internal reporting basis. As such, the Company currently operates in two reportable operating segments: Infusion Pumps and Antimicrobial Materials. The Company’s consolidated financial statements for the three and nine months ended September 30, 2008 include AcryMed’s contributions subsequent to the February 15, 2008 acquisition date. Revenues from the two operating segments for the three and nine months ended September 30, 2008 are as follows:

	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2008	September 30, 2008
Infusion Pumps
Regional Anesthesia	$24,817	$73,537
IV Infusion Therapy	5,945	18,592

Subtotal	30,762	92,129
Antimicrobial Materials	1,480	3,844

Total	$32,242	$95,973

Operating segment information is as follows for the three and nine months ended September 30, 2008:

	Infusion	Antimicrobial
(Amounts in thousands)	Pumps	Materials	Consolidated
Three months ended September 30, 2008
Revenues (1)	$30,762	$1,480	$32,242
Operating loss (1)(2)	(116)	(11,761)	(11,877)
Assets	133,418	16,033	149,451
Depreciation and amortization	471	48	519
Property additions	393	99	492
Nine months ended September 30, 2008
Revenues (1)	$92,129	$3,844	$95,973
Operating loss (1)(2)	(15,437)	(12,165)	(27,602)
Assets	133,418	16,033	149,451
Depreciation and amortization	1,329	285	1,614
Property additions	1,200	152	1,352

(1)	Intercompany sales and operating income between the Infusion Pumps and Antimicrobial Materials operating segments have been eliminated in the consolidation and have been excluded from the above numbers.

(2)	Operating loss for the Antimicrobial Materials operating segment for the three and nine months ended September 30, 2008 includes $11.6 million of in-process research and development write-off that was recorded in the third quarter of 2008. See Note 6 on Acquisition for additional information. Certain expenses incurred by the Company at the corporate level have not been allocated to the Antimicrobial Materials operating segment, such as employee stock administration, human resources, finance, information technology, investor relations, corporate governance, SEC compliance, general management, strategy development, taxes, audit fees, cash management, legal fees, regulatory compliance and budgeting.
For the three and nine month periods ended September 30, 2008, sales to customers in foreign countries comprised approximately 11% and 12% of the Company’s total revenues from continuing operations, respectively. For the three and nine months ended September 30, 2007, sales to customers in foreign countries comprised approximately 15% and 13% of the Company’s total revenues from continuing operations, respectively. Total revenues by geographical region are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2008	2007	2008	2007
United States	$28,552	$23,901	$84,450	$71,313
Europe	2,998	3,389	9,079	8,055
Asia/Pacific Rim	256	490	994	1,267
Other	436	451	1,450	977

Total	$32,242	$28,231	$95,973	$81,612

The Company has distribution agreements with B. Braun Medical S.A. (France) internationally and B. Braun Medical Inc. in the United States to sell the Company’s IV Infusion Therapy products. For the three months ended September 30, 2008, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 7% and 6% of the Company’s total revenues, respectively. For the nine months ended September 30, 2008, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 6% and 7% of the Company’s total revenues, respectively. For the three months ended September 30, 2007, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 8% and 4% of the Company’s total revenues, respectively. For the nine months ended September 30, 2007, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 6% and 7% of the Company’s total revenues, respectively.

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
Overview
The Company is improving surgical outcomes by designing, developing and marketing technically advanced, low cost drug delivery systems and innovative surgical products for post-surgical pain relief and surgical site care. The Company previously focused on three distinct markets: Regional Anesthesia, IV Infusion Therapy, and Oncology Infusion Services. The Company’s products are used in hospitals, ambulatory surgery centers, physicians’ offices and patients’ homes. Revenue from the Oncology Infusion Services market was generated by InfuSystem, Inc. (“InfuSystem”), which was previously a wholly-owned subsidiary of the Company. InfuSystem primarily engages in the rental of infusion pumps on a month-to-month basis for the treatment of cancer. On October 25, 2007, the Company completed the sale of InfuSystem to InfuSystem Holdings, Inc., formerly known as HAPC, Inc. (“HAPC”). See Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion on the sale of InfuSystem.
The Company’s current strategic focus for future growth is on the rapidly growing Regional Anesthesia market, with particular emphasis on the Company’s pain relief products marketed under its ON-Q® brand. The Company intends to continue its sales and marketing efforts to further penetrate the United States post-surgical pain relief market with its ON-Q products.
The Company is also seeking to expand its strategic focus to include general surgical site care management in addition to its leadership position in Regional Anesthesia for post-surgical pain management. To that end, on December 13, 2007, the Company announced that it entered into a binding letter of intent to acquire AcryMed Incorporated (“AcryMed”), a privately held Oregon-based developer of innovative infection control and wound healing products. The agreement contemplated the merger of a new subsidiary of the Company into AcryMed, with AcryMed being the surviving corporation as a wholly-owned subsidiary of the Company. The Company completed the acquisition of AcryMed on February 15, 2008 for $26.7 million in cash. As such, the results of operations for the three and nine months ended September 30, 2008 include AcryMed’s contributions subsequent to the February 15, 2008 acquisition date. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion on the acquisition of AcryMed.

Results of Operations
Revenue
Net revenues from continuing operations increased 14%, or $4.0 million, to $32.2 million for the three months ended September 30, 2008 from $28.2 million for the three months ended September 30, 2007 and increased 18%, or $14.4 million, to $96.0 million for the nine months ended September 30, 2008 from $81.6 million for the nine months ended September 30, 2007.
Prior to the acquisition of AcryMed on February 15, 2008, the Company operated in one reportable operating segment. The Company’s products were predominately assembled from common subassembly components in a single integrated manufacturing facility, and operating results were reviewed by management on a combined basis including all products as opposed to several operating segments. Management currently evaluates AcryMed’s performance on a separate internal reporting basis. As such, the Company currently operates in two reportable operating segments: Infusion Pumps and Antimicrobial Materials. The Company’s consolidated financial statements for the three and nine months ended September 30, 2008 include AcryMed’s contributions subsequent to the February 15, 2008 acquisition date. Further, the Company believes it is most meaningful for the purposes of revenue analyses to group the product lines in the Infusion Pumps operating segment into two categories representing specific clinical applications – Regional Anesthesia and IV Infusion Therapy.
The Company’s revenues from the Infusion Pumps operating segment increased 9%, or $2.5 million, to $30.8 million for the three months ended September 30, 2008 from $28.2 million for the three months ended September 30, 2007 and increased 13%, or $10.5 million, to $92.1 million for the nine months ended September 30, 2008 from $81.6 million for the nine months ended September 30, 2007.
Regional Anesthesia revenues increased 11%, or $2.5 million, to $24.8 million for the three months ended September 30, 2008 from $22.3 million for the three months ended September 30, 2007 and increased 14%, or $9.0 million, to $73.5 million for the nine months ended September 30, 2008 from $64.5 million for the nine months ended September 30, 2007. This increase was primarily due to increased clinical usage of the ON-Q PainBuster® Post-Operative Pain Relief System and C-bloc® Continuous Nerve Block System by surgeons in the United States. Revenue from the C-bloc Continuous Nerve Block System increased 36%, or $1.6 million, to $6.1 million for the three months ended September 30, 2008 compared to the same period in the prior year and increased 59%, or $6.4 million, to $17.1 million for the nine months ended September 30, 2008 compared to the same period in the prior year. The increases in revenue from the C-bloc Continuous Nerve Block System were primarily due to improved customer awareness of clinical efficacy and favorable reimbursement from third parties. Other Regional Anesthesia products include the Soaker® Catheter and the SilverSoaker™ Catheter.
Sales of IV Infusion Therapy products, which include the Company’s intravenous elastomeric pumps, mechanical infusion devices and disposables, increased 9%, or $1.5 million, to $18.6 million for the nine months ended September 30, 2008 from $17.1 million for the nine months ended September 30, 2007. Sales of IV Infusion Therapy products for the three months ended September 30, 2008 was comparable to the same period in the prior year. The increase during the nine months ended September 30, 2008 was primarily due to increased unit sales of IV Infusion Therapy products to B. Braun Medical Inc., a domestic distributor, and international distributors, including B. Braun Medical S.A. (France). The Company has a distribution agreement with B. Braun Medical S.A., a manufacturer and distributor of pharmaceuticals and infusion products, to distribute the Company’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa.
The Company’s revenues from the Antimicrobial Materials operating segment for the three and nine months ended September 30, 2008 were $1.5 million and $3.8 million, respectively. As discussed above, the revenues for the nine months ended September 30, 2008 reflect AcryMed’s net sales after February 15, 2008.

Cost of Revenues
Cost of revenues from continuing operations increased 14%, or $1.1 million, to $8.6 million for the three months ended September 30, 2008 from $7.5 million for the three months ended September 30, 2007 and increased 17%, or $3.7 million, to $25.5 million for the nine months ended September 30, 2008 from $21.8 million for the nine months ended September 30, 2007. These increases were primarily due to higher sales volume.
As a percentage of revenues, cost of revenues for both the three and nine months ended September 30, 2008 was comparable to the same periods in the prior year.
Selling and Marketing Expenses
Selling and marketing expenses from continuing operations decreased 1%, or $0.2 million, to $17.0 million for the three months ended September 30, 2008 from $17.2 million for the three months ended September 30, 2007 and increased 4%, or $2.1 million, to $54.7 million for the nine months ended September 30, 2008 from $52.6 million for the nine months ended September 30, 2007.
For the three months ended September 30, 2008, the decrease in selling and marketing expenses was primarily attributable to decreases in commissions ($0.6 million) and non-cash compensation expense related to the amortization of deferred compensation ($0.4 million), offset in part by increases in travel and entertainment expenses ($0.2 million), compensation and related expenses ($0.2 million), consulting fees ($0.3 million) and rebates ($0.1 million). For the nine months ended September 30, 2008, the increase in selling and marketing expenses was primarily attributable to increases in compensation and related expenses ($1.3 million), consulting fees ($0.9 million), travel and entertainment expenses ($0.7 million), national sales meeting ($0.3 million), rebates ($0.2 million) and equipment rental fees ($0.2 million), offset in part by decreases in non-cash compensation expense related to the amortization of deferred compensation related to stock awards ($1.1 million) and commissions ($0.5 million).
Increases for the three and nine months ended September 30, 2008 relating to compensation and related expenses, travel and entertainment expenses and national sales meeting were primarily due to costs related to the expansion of the Company’s direct sales force in the United States. In a transaction effective January 1, 2002, I-Flow re-acquired from Ethicon Endo-Surgery, Inc. the contractual rights to distribute ON-Q products on a direct basis. Since that time, ON-Q revenues have increased rapidly, and the Company’s primary strategy in the Regional Anesthesia market has been to rapidly increase market awareness of the clinical and economic advantages of ON-Q technology through a combination of clinical studies, sales force expansion and marketing programs. The increases in compensation and related expenses, consulting, travel and entertainment expenses and national sales meeting were directly related to the increase in revenue, an increase in the number of quota-carrying sales representatives and changes in the Company’s direct sales force and sales management. The decrease in commissions was primarily due to a decrease in the number of sales representatives achieving quota, resulting in lower commission rates earned on revenues. The decrease in non-cash compensation expense related to the amortization of deferred compensation was due to a decrease in the number of shares of restricted stock awards granted to sales representatives during the three and nine months ended September 30, 2008 compared to the same periods in the prior year.
As a percentage of net revenues, selling and marketing expenses decreased by approximately eight percentage points for both the three and nine months ended September 30, 2008 versus the same periods in the prior year primarily because net revenues increased at a rate that outpaced the increase in selling and marketing expenses described above.
General and Administrative Expenses
General and administrative expenses from continuing operations increased 28%, or $1.2 million, to $5.6 million for the three months ended September 30, 2008 from $4.4 million for the three months ended September 30, 2007 and increased 23%, or $2.9 million, to $16.0 million for the nine months ended September 30, 2008 from $13.1 million for the nine months ended September 30, 2007.

For the three months ended September 30, 2008, the increase was primarily attributable to increases in general and administrative expenses incurred by AcryMed ($0.6 million), legal fees ($0.4 million), non-cash stock-based compensation expense related to the amortization of deferred compensation ($0.4 million) and management services fees ($0.1 million), offset in part by a decrease in bonus expense ($0.4 million). For the nine months ended September 30, 2008, the increase was primarily attributable to general and administrative expenses incurred by AcryMed ($1.6 million), increases in non-cash stock-based compensation expense related to the amortization of deferred compensation ($1.4 million), legal fees ($0.7 million), management services fees ($0.4 million) and compensation and related expenses ($0.2 million), offset in part by decreases in bonus expense ($1.2 million) and bad debt expense ($0.5 million).
The increases in non-cash compensation expense related to the amortization of deferred compensation for the three and nine months ended September 30, 2008 were primarily due to the adoption of SFAS 123R, which began in fiscal 2006 and requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based compensation, including unvested stock options previously granted to employees at exercise prices equal to the fair market value of the underlying shares at the grant date. The general and administrative expenses incurred by AcryMed subsequent to its acquisition by the Company were consolidated with the Company’s operations effective February 15, 2008. The management services fees were paid for processing costs related to the Company’s ON-Q billings as part of the services agreement entered into with InfuSystem in October 2007.
As a percentage of net revenues, general and administrative expenses increased by approximately two percentage points for three months ended September 30, 2008 compared to the same period in the prior year and increased by approximately one percentage point for the nine months ended September 30, 2008 compared to the same period in the prior year. The increases were primarily due to the increases in general and administrative expenses, as described above, outpacing the increases in net revenues.
Product Development Expenses
Product development expenses from continuing operations include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses increased 130%, or $0.7 million, to $1.3 million for the three months ended September 30, 2008 from $0.6 million for the three months ended September 30, 2007 and increased 85%, or $1.5 million, to $3.4 million for the nine months ended September 30, 2008 from $1.9 million for the nine months ended September 30, 2007. The increases were primarily due to expenses incurred by AcryMed and an increase in compensation and related expenses that resulted from an increase in the number of headcount. Expenses incurred by AcryMed subsequent to its acquisition by the Company were consolidated with the Company’s operations effective February 15, 2008. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market.
Certain Litigation and Insurance Charges
For the three and nine months ended September 30, 2008, the Company recorded $0.1 million and $12.3 million in certain litigation and insurance charges. The increase of $0.1 million in certain litigation and insurance charges during the three months ended September 30, 2008 was recorded to adjust the loss contingency for estimated self-insured retention payments. Certain litigation and insurance charges for the nine months ended September 30, 2008 was comprised of $3.5 million in expense for additional retroactive product liability coverage and $8.8 million in loss contingency. The Company has, to date, been served as a defendant in approximately 39 ongoing lawsuits seeking damages as a result of alleged chondrolysis. Many of these lawsuits name defendants in addition to the Company such as physicians, drug companies and other device manufacturers. For the policy period beginning June 1, 2008, the Company has in place product liability insurance in the aggregate amount of $50 million for liability losses, including legal defense costs. For the expired period prior to June 1, 2008, the Company increased its product liability insurance on a claims-made basis from an aggregate amount of $10 million to $35 million, which includes a $5 million self-insured layer above the original $10 million primary policy and below the additional $20 million in excess policies the Company purchased. The additional excess policies for the retroactive period cost the Company $3.5 million in additional insurance expense during the second quarter of 2008.

In addition, SFAS No. 5, Accounting for Contingencies (“SFAS 5”), and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss (“FIN 14”), requires the Company to record an estimated loss from loss contingency such as the legal proceedings described immediately above when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. In most cases, significant judgment is required to estimate the range of potential loss and timing of a loss to be recorded. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to the Company that differs from previously estimated liability, which could result in a material difference from that recorded in the current period. During the second quarter of 2008, the Company believed the range of potential loss to the Company for the legal proceedings described immediately above as of June 30, 2008 was between $8.7 million to $21.4 million. The range of potential loss included the cost of litigation, which is in compliance with the Company’s accounting policy. Since the Company was unable to determine the best estimate within the range, the Company recorded $8.7 million in loss contingency during the second quarter of 2008, which represented the low end of the estimated range. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further information.
Purchased In-Process Research and Development
On February 15, 2008, the Company acquired AcryMed, a privately held Oregon-based corporation, for $26.7 million in cash. As a result of the AcryMed acquisition, the Company recorded $12.4 million of goodwill, $2.0 million of acquired intangible assets and $11.6 million of in-process research and development that was expensed as of the date of acquisition. The Company’s methodology for allocating the purchase price of purchased acquisitions to in-process research and development is determined through established valuation techniques. In-process research and development is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist.
Interest Income, Net
Interest income, net of interest expense, from continuing operations increased 307%, or $0.8 million, to $1.1 million for the three months ended September 30, 2008 from $0.3 million for the three months ended September 30, 2007 and increased 403%, or $3.2 million, to $4.0 million for the nine months ended September 30, 2008 from $0.8 million for the nine months ended September 30, 2007. The increases during the three and nine months ended September 30, 2008 compared to the same periods in the prior year were primarily due to the interest earned from the HAPC note receivable, amortization of deferred financing fees received from HAPC at the close of the sale of InfuSystem and increased investment income from higher cash and cash equivalents and short-term investment balances.
Income Taxes
Income tax benefit from continuing operations increased $0.9 million to $1.2 million for the three months ended September 30, 2008 from $0.3 million for the three months ended September 30, 2007 and decreased $0.3 million to $2.1 million for the nine months ended September 30, 2008 from $2.4 million for the nine months ended September 30, 2007. The Company’s effective tax benefit rates for continuing operations for the three and nine months ended September 30, 2008 were 8.1% and 7.5%, respectively, compared to tax benefit rates of 24.8% and 33.9%, respectively, in the same periods of the prior year. The decreases in the effective income tax benefit rates for the three and nine months ended September 30, 2008 were primarily due to the Company not receiving a tax benefit for the $11.6 million in purchased in-process research and development charges recorded during the third quarter of 2008 and an increase in the valuation allowance for deferred tax assets due to the $8.7 million in loss contingency recorded during the second quarter of 2008. See Note 10 on Commitments and Contingencies for additional information on the loss contingency.
Liquidity and Capital Resources
During the nine-month period ended September 30, 2008, cash used in operating activities from continuing operations was $12.4 million compared to $0.3 million for the same period in the prior year. The increase in cash used by operating activities is primarily due to federal income tax payments of $12.9 million made during the first and third quarters of 2008 in connection with the taxable gain from sale of InfuSystem in October 2007, an increase in inventories and a decrease in accounts payable, accrued payroll and related expenses due to the timing of payments, offset in part by a decrease in accounts receivable resulting from improved collections.
During the nine-month period ended September 30, 2008, cash used in investing activities from continuing operations was $19.1 million compared to cash provided by investing activities from continuing operations of $8.9 million for the same period in the prior year. The increase in cash used in investing activities was primarily due to the cash payment made for the acquisition of AcryMed in February 2008 and an increase in the purchases of investments, offset in part by the increase in net proceeds from the maturities of investments and the repayments from HAPC on the note receivable.
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
During the nine-month period ended September 30, 2008, cash used in financing activities from continuing operations was $11.7 million compared to cash provided by financing activities of $3.5 million for the same period in the prior year. The increase in cash used in financing activities was due to a decrease in proceeds from the exercise of stock options and the repurchase of approximately 832,000 shares of Company stock totaling $10.3 million in open market transactions and approximately 182,000 shares of Company stock totaling $2.3 million repurchased by the Company related to employee payroll tax withholdings from the vesting of certain restricted stock and restricted stock units and the exercise of certain outstanding stock options during the nine months ended September 30, 2008. This compares to approximately 95,000 shares purchased during the nine months ended September 30, 2007 totaling $1.5 million related to employee payroll tax withholdings. No shares of Company stock were repurchased in the open market during the nine months ended September 30, 2007.
As of September 30, 2008, the Company had cash and cash equivalents of $35.4 million, short-term investments of $12.3 million, net accounts receivable of $17.5 million and net working capital of $72.0 million. Management believes the current funds, together with possible borrowings on the existing line of credit and other bank loans, are sufficient to provide for the Company’s projected needs to maintain operations for at least the next 12 months. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.
The Company has a $10.0 million working capital line of credit with Silicon Valley Bank. The expiration of the line of credit facility has been extended from July 14, 2008 to October 15, 2008. The Company expects to renew the line of credit facility on at least as favorable of terms as originally established between the Company and Silicon Valley Bank. The Company is able to borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at either Silicon Valley Bank’s prime rate (5.0% at September 30, 2008) or LIBOR per annum plus 2.75%, at the Company’s option.
The Company’s line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to the achievement of a minimum profitability level and satisfaction of a quick ratio test. As of September 30, 2008, the Company believes it was in compliance with, or received a waiver with respect to, all related covenants.
On February 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a new stock repurchase program, which would be in existence for 12 months, unless the program was terminated sooner by the board of directors. This new stock repurchase program superseded and replaced any other repurchase program that the Company previously announced. On August 12, 2008, the Company’s board of directors authorized the repurchase of up to an additional 1,000,000 shares of the Company’s common stock for a total of up to 2,000,000 shares authorized for repurchase under the stock repurchase program. The stock repurchase program was also extended to August 8, 2009, unless terminated sooner by the board of directors.

During the nine months ended September 30, 2008, the Company repurchased 832,395 shares with a weighted-average purchase price of $12.42 per share under this program. No shares were repurchased during the nine months ended September 30, 2007. Also, in connection with our 2001 Equity Incentive Plan the Company may repurchase shares of common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock and restricted stock units. In addition, the board of directors approved the withholding of shares of common stock for the satisfaction of payment of the exercise price and individual tax withholdings for the exercise of certain outstanding stock options. A summary of our repurchase activity for the nine months ended September 30, 2008 is as follows:

	Total Number of		Total Number of		Maximum Number of
	Shares Repurchased		Shares Purchased		Shares That May Yet
	For Tax Withholding/	Average	Under the Stock	Average	Be Purchased Under
	Exercise Price	Price Paid	Repurchase	Price Paid	the Stock Repurchase
2008	Purposes (1)	per Share (1)	Program (2)	per Share (1)	Program (2)
January 1 – January 31	55,414	$14.31	—	$—	—
February 1 – February 29	125,418	14.02	—	—	2,000,000
March 1 – March 31	449	13.87	93,000	14.37	1,907,000
April 1 – April 30	—	—	7,500	14.52	1,899,500
May 1 – May 31	—	—	484,153	12.61	1,415,347
June 1 – June 30	—	—	143,351	12.27	1,271,996
July 1 – July 31	134	10.16	—	—	1,271,996
August 1 – August 31	444	9.11	45,785	9.80	1,226,211
September 1 – September 30	179	10.09	58,606	9.94	1,167,605

Total	182,038	$14.09	832,395	$12.42	1,167,605

(1)	The total number of shares repurchased represents shares delivered to or withheld by the Company in connection with employee payroll tax withholding upon vesting of restricted stock and restricted stock units and the satisfaction of payment of the exercise price and employee tax withholding for the exercise of certain outstanding stock options.

(2)	The stock repurchase program authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. The program will be in existence until August 8, 2009, unless the program is terminated sooner by the board of directors. No shares were repurchased under the stock repurchase program during the nine months ended September 30, 2007.
The Company had no material changes outside the normal course of business in the contractual obligations and commercial commitments disclosed in Item 7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, under the caption “Contractual Obligations and Commercial Commitments.” As of September 30, 2008, the Company had no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).
New Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements, regarding the effect of certain recent accounting pronouncements on the Company’s condensed consolidated financial statements.
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
Accounts Receivable
The Company performs various analyses to evaluate accounts receivable balances. It records an allowance for bad debts based on the estimated collectibility of the accounts such that the recorded amounts reflect estimated net realizable value. The Company applies specified percentages based on historical collection trends to the accounts receivable agings to estimate the amount that will ultimately be uncollectible and therefore should be reserved. The percentages are increased as the accounts age. The allowance for bad debts is also determined based on the Company’s assessment, on a specific identification basis, of the collectibility of customer accounts. If the actual uncollected amounts are less than the previously estimated allowance, a favorable adjustment would result. If the actual uncollected amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly and adversely affected.
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
Short-Term Investments
The Company considers all highly liquid interest-earning investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Investments with a maturity beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), and are recorded at fair market value based on quoted market prices using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in other comprehensive loss. The Company reviews its investment for impairment in accordance with SFAS 115 and FASB Staff Position SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”). Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company considers available quantitative and qualitative evidence (both positive and negative) in evaluating potential impairment of its investment, including factors such as the Company’s holding strategy for the investment, general market conditions, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of the investee and the Company’s intent to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis is established in the investment.
The Company determined that there was an other-than-temporary impairment on its investment in HAPC common stock as of September 30, 2008 and recorded an other-than-temporary impairment of approximately $4.6 million during the third quarter of 2008. The Company’s strategy for the investment in HAPC common stock is to hold for a recovery period within a range of 12 months. Due to the continuing decline of the fair value of HAPC common stock, the uncertainty of the current market conditions and the Company’s belief that the 12-month holding period will not be sufficient to allow for recovery of the fair value of the investment in HAPC common stock, the Company recorded the impairment loss and established a new cost basis in the investment as of September 30, 2008 in accordance with SFAS 115 and FSP 115-1. The Company continues to hold approximately 2.8 million shares of HAPC common stock. If the fair value of HAPC common stock declines further and the decline is determined to be other-than-temporary, or if the Company sells shares of HAPC at lower than the current cost basis, any resulting impairment charges under SFAS 115 and FSP 115-1 or capital loss on sale of the shares would have an adverse effect on the Company’s net income or increase net losses.
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
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of federal and state tax laws and regulations in various taxing jurisdictions. If the Company ultimately determines that the payment of these liabilities will be unnecessary, the Company would reverse the liability and recognizes a tax benefit during the period in which the Company determines the liability no longer applies. Conversely, the Company records additional tax charges in a period in which the Company determines that a recorded tax liability is less than the Company expects the ultimate assessment to be. As a result of these adjustments, the Company’s effective tax rate in a given financial statement period could be materially affected.
Contingencies
The Company accounts for contingencies in accordance with SFAS 5 and FIN 14. SFAS 5 and FIN 14 require that the Company record an estimated loss from loss contingency, such as legal proceedings, when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. In most cases, significant judgment is required to estimate the range of potential loss and timing of a loss to be recorded. During the second quarter of 2008, the Company believed the range of potential loss to the Company for the pending lawsuits was between $8.7 million to $21.4 million. The range of potential loss included the cost of litigation, which is in compliance with the Company’s accounting policy. Since the Company was unable to determine the best estimate within the range, the Company recorded $8.7 million in loss contingency in the second quarter of 2008, which represented the low end of the estimated range. The Company recorded an additional $0.1 million during the third quarter of 2008 to adjust the loss contingency for estimated self-insured retention payments. As a result of the significant increase in product liability insurance and the loss contingency, the Company recorded a total of $12.3 million as certain litigation and insurance charges in the loss from continuing operations during the nine months ended September 30, 2008. As of September 30, 2008, the loss contingency that was recognized on the balance sheet as “Accrued litigation costs” was $8.4 million. See Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to the Company that differs from the previously estimated liability, which could result in a material difference from that recorded in the current period.
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
The principal objective of the Company’s asset management activities is to maximize net investment income while maintaining acceptable levels of credit and interest rate risk and facilitating its funding needs. At September 30, 2008, the carrying values of the Company’s financial instruments approximated fair values based on current market prices and rates. As of September 30, 2008, approximately 71% of the Company’s cash equivalents and short-term investments have maturity dates of 90 days or less and approximately 29% have maturity dates of greater than 90 days but not more than 365 days. The Company is susceptible to market value fluctuations with regard to its short-term investments. However, due to the relatively short maturity period of those investments and based on their highly liquid nature, the risk of material market value fluctuations is not expected to be significant. As of September 30, 2008, the Company did not hold any direct investments in auction rate securities.
Foreign Currency
The Company has a subsidiary in Mexico. As a result, the Company is exposed to potential transaction gains and losses resulting from fluctuations in foreign currency exchange rates. The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.
Item 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

As reported in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 (the “10-K/A”) filed with the Securities and Exchange Commission (the “SEC”) on October 21, 2008, in September 2008, the Company’s management and the Audit Committee of the Board of Directors of the Company determined that the Company’s consolidated statement of cash flows for the year ended December 31, 2007 that was previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the SEC on March 17, 2008 contained errors and should be restated. In connection with the restatement discussed in the 10-K/A, the Company revised its assessment of internal control over financial reporting as of December 31, 2007 and concluded that the Company did not maintain effective internal control over financial reporting due to a material weakness identified in the Company’s internal control over financial reporting resulting from the failure to maintain effective operating controls over the preparation of the consolidated statement of cash flows for the year ended December 31, 2007. During the third quarter of 2008, in order to address the material weakness described above, the Company took remedial actions to increase its professional education training for certain employees involved in financial accounting and reporting with a focus on SFAS No. 95, Statement of Cash Flows, implement an enhanced review process of the consolidated statement of cash flows and incorporate the completion of an additional accounting checklist specific to the preparation of the consolidated statement of cash flows. There were no other changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2008 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company has, to date, been served as a defendant in approximately 39 ongoing lawsuits seeking damages as a result of alleged chondrolysis. Many of these lawsuits name defendants in addition to the Company such as physicians, drug companies and other device manufacturers. It is not known to what degree, if any, the potential liability of other parties may affect the ultimate cost to the Company, and the Company has no cost-sharing arrangements with other defendants. For the policy period beginning June 1, 2008, the Company has in place product liability insurance on a claims-made basis in the aggregate amount of $50 million for liability losses, including legal defense costs. For the expired period prior to June 1, 2008, the Company increased its product liability insurance on a claims-made basis from an aggregate amount of $10 million to $35 million, which includes a $5 million self-insured layer above the original $10 million primary policy and below the additional $20 million in excess policies the Company purchased. The additional excess policies for the retroactive period cost the Company $3.5 million in additional insurance expense during the second quarter of 2008, which was recorded in operating expenses.
In accordance with SFAS 5 and FIN 14, the Company also records an estimated loss from loss contingency such as the legal proceedings described immediately above when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. In most cases, significant judgment is required to estimate the range of potential loss and timing of a loss to be recorded. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to the Company that differs from the previously estimated liability, which could result in a material difference from that recorded in the current period. During the second quarter of 2008, the Company estimated that the range of potential loss to the Company for the legal proceedings described immediately above as of June 30, 2008 was between $8.7 million to $21.4 million. The range of potential loss represented the Company’s estimated out-of-pocket cost for claims already asserted, including the estimated cost of legal fees and potential settlements with claimants, to the extent not covered by insurance, in compliance with the Company’s accounting policy. No accrual has been made for unasserted claims, because the number and cost of such claims cannot be reasonably estimated. This range was determined based on the number of actual cases brought against the Company and includes estimated payments for self-insured retentions that would be made to its product liability insurance carriers and any amounts in excess of its insurance coverage amount. The accrual also assumed that the Company will ultimately incur the Company’s $5 million self-insured layer discussed earlier.
Circumstances affecting the reliability and precision of loss estimates include the duration and complexity of litigation, the number and size of any eventual settlements with claimants, and with regard to self-insured retention amounts for which the Company may be liable on a per case basis, the number of active cases applicable to specific insurance policy layers. Due to a lack of history of litigation concerning product liability claims, the Company was unable to determine the time period over which the amounts will be paid out. Since the Company was unable to determine the best estimate within the range, the Company recorded $8.7 million in loss contingency during the second quarter of 2008, which represented the low end of the estimated range. The Company recorded an additional $0.1 million in loss contingency during the third quarter of 2008 to adjust for estimated payments for self-insured retentions on actual cases as of the current period. As a result of the significant increase in product liability insurance and the loss contingency, the Company recorded a total of $0.1 million and $12.3 million as certain litigation and insurance charges in the loss from continuing operations during the three and nine months ended September 30, 2008, respectively. As of September 30, 2008, the loss contingency recognized on the balance sheet as ‘Accrued litigation costs’ was $8.4 million, which was adjusted during the third quarter of 2008 for payments made on self-insured retentions that were previously accrued in the second quarter of 2008 and for estimated payments for self-insured retentions on actual cases as of the current period. The Company will continue to monitor the cases brought against the Company and review the adequacy of the loss contingency accrual and may determine to increase its loss contingency accrual at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
In June 2007, the Company commenced a lawsuit against Apex Medical Technologies, Inc (“Apex”) and its president, Mark McGlothlin, in the U.S. District Court for the Southern District of California for patent infringement and misappropriating the Company’s valuable trade secrets. The Company also sued distributors of Apex’s Solace® Pump, including Zone Medical, LLC (“Zone”). In response to the litigation brought by the Company, the defendants asked the U.S. Patents and Trademark Office (the “Patent Office”) to reexamine the Company’s patent. The Patent Office routinely grants such requests and often times initially rejects previously issued patent claims. In October 2008, the Patent Office took this action after receiving Apex’s position on the patent without input from the Company. The Company will now have an opportunity to present its position to the Patent Office and believes that, once its position has been presented to the Patent Office, the Patent Office will reconfirm the patent as it did in 1994 when the patent in question was issued. The Company continues to enforce its patent and trade secret rights against Apex, Mr. McGlothlin, Zone and distributors who make, use, sell or offer to sell the Solace Pump. The Company is vigorously moving forward in the case to protect its valuable trade secrets.
As of November 10, 2008, the Company was involved in other legal proceedings in the normal course of operations. Although the ultimate outcome of such other proceedings cannot be currently determined, in the opinion of management, any resulting future liability will not have a material adverse effect on I-Flow Corporation and its subsidiaries, taken as a whole.
Item 1A. RISK FACTORS
The Annual Report on Form 10-K/A for the year ended December 31, 2007 includes a detailed discussion of the Company’s risk factors. Pursuant to the instructions to Form 10-Q, the Company has provided below only those risk factors that are new or that have been materially amended since the time that the Company filed its most recent Form 10-K/A. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in the Company’s most recent Form 10-K/A as well as the updated information under “Legal Proceedings” in this Form 10-Q.
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
We have, to date, been served as a defendant in approximately 39 ongoing lawsuits seeking damages as a result of alleged chondrolysis. Many of these lawsuits name defendants in addition to us such as physicians, drug companies and other device manufacturers. For the policy period beginning June 1, 2008, we have in place product liability insurance in the aggregate amount of $50 million for liability losses, including legal defense costs.  For the expired period prior to June 1, 2008, we increased our product liability insurance on a claims-made basis from an aggregate amount of $10 million to $35 million, which includes a $5 million self-insured layer above the original $10 million primary policy and below the additional $20 million in excess policies we purchased.  During the second quarter of 2008, we recorded a total of $12.2 million as certain litigation and insurance charges in the loss from continuing operations, which includes a $3.5 million expense to purchase retroactive insurance policies to significantly increase our product liability insurance coverage and $8.7 million in estimated loss contingency that we accrued in connection with the ongoing litigation.  We recorded an additional $0.1 million during the third quarter of 2008 to adjust the loss contingency for estimated self-insured retention payments. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to us that differs from the previously estimated liability, which could result in a material difference from the amount recorded in the current period and may have a material adverse effect on our financial condition and results of operations.
We have experienced net losses in prior periods. Future losses are possible.
We incurred a net loss of $26.1 million during the nine months ended September 30, 2008. We had net income of $41.2 million for the year ended December 31, 2007, which was primarily due to the sale of InfuSystem. We incurred a loss from continuing operations, net of tax, of $9.0 million during the year ended December 31, 2007. We may not achieve or maintain profitability from operations in the future, and further losses may arise. Further, the sale of InfuSystem may increase losses in the future since that operation had historically enjoyed significant income.

We may need to raise additional capital in the future to fund our operations. We may be unable to raise funds when needed or on acceptable terms.
During the nine months ended September 30, 2008, our operating activities used cash of $12.4 million and our investing activities used cash of $19.1 million. As of September 30, 2008, we had cash and cash equivalents of $35.4 million, short-term investments of $12.3 million and net accounts receivable of $17.5 million. We believe our current funds, together with possible borrowings on lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to reduce our operations or seek additional financing. Furthermore, financing may not be available when needed and may not be on terms acceptable to us.
A significant portion of our sales is to customers in foreign countries. We may lose revenues, market share and profits due to exchange rate fluctuations and other factors related to our foreign business.
For each of the three and nine-month periods ended September 30, 2008, sales to customers in foreign countries comprised approximately 11% and 12% of our revenues, respectively. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.
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
For the three months ended September 30, 2008, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 7% and 6% of the Company’s total revenues, respectively. For the nine months ended September 30, 2008, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 6% and 7% of the Company’s total revenues, respectively. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical Inc. could cause a material decline in our overall sales and a material adverse effect on our business.
Our financial results could be adversely impacted by recording impairment losses or incurring capital losses on stock sales in connection with our ownership of HAPC common stock.
In October 2007, we purchased approximately 2.8 million shares of common stock of InfuSystem Holdings, Inc. (formerly known as HAPC, Inc.) (“HAPC common stock”), at $5.97 per share through private transactions with third parties totaling approximately $17 million in connection with the then-pending sale of InfuSystem. In accordance with SFAS 115, we must periodically determine whether a decline in fair value of HAPC common stock below our cost basis is other-than-temporary. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is to be written down to fair value and the amount of the write-down is to be included in earnings. For the nine months ended September 30, 2008 and year ended December 31, 2007, we recognized other-than-temporary impairments of $4.6 million and $6.1 million on our HAPC common stock, respectively. We continue to hold approximately 2.8 million shares of HAPC common stock. If the fair value of HAPC common stock declines further and the decline is determined to be other-than-temporary, or if we sell shares of HAPC common stock at lower than our current cost basis, any resulting impairment charges under SFAS 115 or capital loss on sale of the shares would have an adverse effect on our net income or increase our net losses.

RISK FACTORS RELATED SPECIFICALLY TO OUR COMMON STOCK
The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.
Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the three months ended September 30, 2008 was approximately 178,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.
The market price of our common stock has been and is likely to continue to be highly volatile. Market prices for securities of biotechnology and medical device companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that appear unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our securities:
•	announcements of technological innovations, new products, or clinical studies by us or others;

•	government regulation;

•	changes in the coverage or reimbursement rates of private insurers and governmental agencies;

•	developments in patent or other proprietary rights, including developments in our patent lawsuit against Apex;

•	future sales of substantial amounts of our common stock by existing stockholders or by us; and

•	comments by securities analysts and general market conditions.
The realization of any of the risks described in these “Risk Factors” could also have a negative effect on the market price of our common stock.
Future sales of our common stock by existing stockholders could negatively affect the market price of our stock and make it more difficult for us to sell stock in the future.
Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding options and warrants may be resold pursuant to currently effective registration statements. As of September 30, 2008, there were:
•	23,991,839 shares of common stock that are freely tradable in the public markets;
•	517,315 shares of restricted stock that are subject to outstanding awards under our 2001 Equity Incentive Plan; and
•	an aggregate of 2,961,969 shares of common stock that are subject to outstanding awards under our various equity incentive plans, including shares of restricted stock units and stock options.
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

I-FLOW CORPORATION
Date: November 10, 2008	/s/ Donald M. Earhart
Donald M. Earhart
Chairman, President and Chief Executive Officer (On behalf of the registrant)

Date: November 10, 2008	/s/ James R. Talevich
James R. Talevich
Chief Financial Officer (As principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

2.1	Stock Purchase Agreement, dated October 28, 2004, by and between Integra LifeSciences Corporation and I-Flow Corporation (1)

2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation (2)

2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. (3)

2.4	Agreement and Plan of Merger, dated February 9, 1998, by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (4)

2.5	Agreement for Purchase and Sale of Assets, dated July 3, 1996, by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (5)

2.6	Stock Purchase Agreement, dated as of September 29, 2006, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (including the Form of Services Agreement, attached thereto as Exhibit A, the Form of License Agreement attached thereto as Exhibit B and the Term Sheet attached thereto as Exhibit C) (11)

2.7	Amendment No. 1 dated as of April 30, 2007 to the Stock Purchase Agreement dated as of September 29, 2006 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (12)

2.8	Amendment No. 2 dated as of June 29, 2007 to the Stock Purchase Agreement dated as of September 29, 2006, as amended by an Amendment No. 1 dated as of April 30, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (13)

2.9	Amendment No. 3 dated as of July 31, 2007 to the Stock Purchase Agreement dated as of September 29, 2006, as amended by Amendment No. 1 dated as of April 30, 2007 and an Amendment No. 2 dated as of June 29, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (14)

2.10	Memorandum of Intent dated as of September 12, 2007 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (15)

2.11	Amendment No. 4 dated as of September 18, 2007 to the Stock Purchase Agreement dated as of September 29, 2006, as amended by Amendment No. 1 dated as of April 30, 2007, an Amendment No. 2 dated as of June 29, 2007 and an Amendment No. 3 dated as of July 31, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (16)

2.12	Further Agreement Regarding Project Iceland dated as of October 17, 2007 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (17)

2.13	Acknowledgement and Agreement dated as of October 8, 2007 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc., Iceland Acquisition Subsidiary, Inc., Sean D. McDevitt and Philip B. Harris (17)

2.14	Form of Share Purchase Agreement (17)

2.15	Second Form of Share Purchase Agreement (17)

2.16	Form of Irrevocable Proxy (17)

2.17	Binding Letter of Intent dated as of December 13, 2007 by and among I-Flow Corporation, AcryMed, Inc., Bruce L. Gibbins, Jack D. McMaken, John A. Calhoun and James P. Fee, Jr. (18)

2.18	Agreement and Plan of Merger dated as of February 2, 2008 by and among I-Flow Corporation, Alaska Acquisition Subsidiary, Inc., AcryMed Incorporated, Bruce L. Gibbins, Jack D. McMaken, John A. Calhoun and James P. Fee, Jr., in their capacities as stockholders, and John A. Calhoun, in his capacity as the stockholder representative (19)

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation (6)

3.2	Bylaws of I-Flow Corporation, a Delaware Corporation (2)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (7)

4.1	Specimen Common Stock Certificate (8)

4.2	Warrant Agreement, dated February 13, 1990, between the Company and American Stock Transfer & Trust Company, as warrant agent (9)

4.3	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as rights agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase (7)

4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.6	Form of Warrant, dated September 4, 2003 (1)

4.7	Form of Registration Rights Agreement, dated September 4, 2003 (1)

10.1	Summary of the terms of the 2008 Executive Performance Incentive Plan (20)*

10.2	Amendment No. 3 to Employment Agreement with Donald M. Earhart, dated February 21, 2008 (20)*

10.3	Amendment No. 2 to Employment Agreement with James R. Talevich, dated February 21, 2008 (20)*

10.4	Amendment No. 2 to Agreement Re: Change in Control with Donald M. Earhart, dated February 21, 2008 (20)*

10.5	Amendment No. 2 to Agreement Re: Change in Control with James J. Dal Porto, dated February 21, 2008 (20)*

10.6	Amendment No. 2 to Agreement Re: Change in Control with James R. Talevich, dated February 21, 2008 (20)*

10.7	Amendment to Loan Agreement, dated as of August 6, 2008, between I-Flow Corporation and Silicon Valley Bank (21)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 4, 2006.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 1, 2007.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 2, 2007.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 31, 2007.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 13, 2007.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 19, 2007.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 19, 2007.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on December 17, 2007.

(19)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 6, 2008.

(20)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 26, 2008.

(21)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.