Form 10-K
period 2008-12-31
I FLOW CORP /DE/
filed 2009-03-10
CIK 857728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2008 (the last trading day of the second fiscal quarter) was $228,875,000, based on a closing price of $10.15 on the Nasdaq Global Market on such day. The number of shares of the registrant’s common stock outstanding at February 27, 2009 was 24,552,921

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this annual report on Form 10-K is incorporated by reference to portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on May 21, 2009, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2008.

PART I

Item 1.	Business.

The Company

I-Flow Corporation (the “Company” or “I-Flow”) is improving clinical and economic outcomes by designing, developing and marketing technically-advanced, low-cost drug delivery systems and innovative products, principally for post-surgical pain relief and surgical site care. The Company’s products are used in hospitals, free-standing surgery centers, homes and other settings.

Since it began in 1985, I-Flow has established a reputation in the medical and health care industry as an innovator in drug delivery technology. Through product advancements and strategic acquisitions, the Company has emerged as a leader in better clinical and economic outcomes for physicians, healthcare facilities and their patients. The Company’s flagship product line, ON-Q® Pain Relief System (“ON-Q”), reduces the need for narcotics to relieve pain after surgery so patients get home faster. Hospitals face mounting financial, economic and government pressures that have presented unique, emerging opportunities for ON-Q. Through the use of strong clinical study findings and ongoing evidence-based medicine results, ON-Q can help hospital administrators reduce length of stay, lower cost per discharge and contain costs while delivering high patient satisfaction. The Company is redefining recovery following surgery with its novel devices and technologies.

I-Flow currently manufactures and sells the ON-Q line of proprietary, compact, portable infusion pumps, catheters and pain relief kits that automatically and continuously administer local anesthetic (pain-numbing medicine) to or near the surgical site area or near a nerve or nerve bundles in the days following surgery. Medication is delivered through a proprietary catheter that evenly distributes medication only to the areas that need it, helping patients get back to normal faster. Supported by strong clinical evidence, ON-Q is labeled to significantly reduce narcotic intake and to significantly relieve pain better than narcotics alone following surgery. Lowering narcotic intake means patients may have less immunosuppression which may also lead to a lower risk of infection. The Company also manufactures and sells, in a legacy market segment, a line of disposable infusion pumps used to administer chemotherapy, antibiotics and other medications. The Company has continued to introduce into the market reliable, lightweight, portable infusion pumps which enable patients to live more ambulatory and, therefore, more productive lifestyles. I-Flow sells and distributes its products throughout the United States, Canada, Europe, Asia, Mexico, Brazil, Australia, New Zealand and the Middle East.

The Company was incorporated in the State of California in 1985. In 2001, the Company changed its state of incorporation to Delaware by merging into a wholly owned subsidiary incorporated in Delaware. The Company’s corporate offices are located at 20202 Windrow Drive, Lake Forest, California 92630. I-Flow’s telephone number is (949) 206-2700 and its website is www.iflo.com. The content of this website is not incorporated by reference into this Form 10-K.

Acquisitions and Divestitures

The Company sought to expand its strategic focus to include a bigger emphasis in a broader category of acute care products in addition to its leadership position in Regional Anesthesia for post-surgical pain relief. To that end, the Company acquired AcryMed Incorporated (“AcryMed”), a privately held Oregon-based developer of innovative infection control and wound healing products, on February 15, 2008 for $26.7 million in cash.

On October 25, 2007, the Company completed the sale of InfuSystem, Inc. (“InfuSystem”) to InfuSystem Holdings, Inc., formerly known as HAPC, Inc. (“HAPC”), for $100 million in the form of (i) cash equal to $67.3 million and (ii) a secured promissory note with a principal amount equal to $32.7 million. InfuSystem was a wholly owned subsidiary of I-Flow and primarily engaged in the rental of infusion pumps on a month-to-month basis for the treatment of cancer.

The Company’s Products

I-Flow offers health care professionals an array of technically-advanced, cost-effective drug delivery devices and innovative surgical products. The Company’s flagship business is focused on improving clinical and economic outcomes and is led by the ON-Q brand which provides significantly better post-surgical pain relief than today’s standard of care, narcotics, while requiring significantly less narcotic intake. Prior to the acquisition of AcryMed on February 15, 2008, the Company operated in one reportable operating segment. The Company’s products were predominately assembled from common subassembly components in a single integrated manufacturing facility, and operating results were reviewed by management and the chief operating decision-maker on a combined basis due to shared infrastructure. Within this single operating segment, the Company has identified two product lines representing specific clinical applications — Regional Anesthesia and Intravenous (“IV”) Infusion Therapy. Management and the chief operating decision-maker currently evaluate AcryMed’s performance on a separate internal reporting basis. As such, the Company currently operates in two reportable operating segments: Infusion Pumps for its Regional Anesthesia and IV Infusion Therapy products and Antimicrobial Materials for AcryMed’s products. The Company’s consolidated financial statements for the year ended December 31, 2008 include AcryMed’s contributions subsequent to the February 15, 2008 acquisition date. See Note 12 of the Notes to Consolidated Financial Statements for operating loss and total asset information by reportable operating segments.

The following table sets forth a summary of the Company’s revenues by market from continuing operations, expressed as percentages of the Company’s total net revenues for each fiscal year:

Net Revenues by Market Segment	2008	2007	2006

Infusion Pumps
Regional Anesthesia	75%	77%	73%
IV Infusion Therapy	21%	23%	27%

Subtotal	96%	100%	100%
Antimicrobial Materials	4%	—	—

Total	100%	100%	100%

Regional Anesthesia

Pain Relief Kits

I-Flow’s line of pain relief kits comprise the ON-Q PainBuster® Post-Operative Pain Relief System, the ON-Q Soakertm Catheter, the ON-Q SilverSoakertm Catheter with SilvaGard®, the ON-Q C-bloc® Continuous Nerve Block System and the ON-Q E Multi-modal (epidural) System. ON-Q is the market leader in continuous post-surgical pain relief systems — commonly referred to as “pain pumps” or “pain relief pumps.” ON-Q PainBuster consists of a small balloon pump that holds local anesthetic (pain-numbing medicine) and delivers it automatically and continuously through its proprietary ON-Q SilverSoaker catheter that has been treated with an antimicrobial silver agent called SilvaGard, to provide even distribution of the local anesthetic over a wide area. ON-Q was the first pain relief pump to include an antimicrobial catheter and the first and only to document an infection reduction capability.

ON-Q is labeled to significantly reduce pain better than narcotics alone and to significantly reduce narcotics intake after surgery. ON-Q was upheld as a best practice for post-surgical pain relief and its widespread use was encouraged as part of an independent study published in 2006 in the prestigious Journal of American College of Surgeons. Currently, more than 80 studies on the use of ON-Q have been completed and published or presented, and more research is continuing to further explore the benefits of ON-Q.

ON-Q offers continuous local pain relief, which is considered to be one of the most ideal treatments for post-surgical pain, helping patients get back to normal faster. This therapy represents a significant improvement over traditional methods of post-surgical pain relief because fewer narcotics, which have negative side effects, are used. The ON-Q clinical studies have shown that, when it is used to treat post-surgical pain, average pain scores are lower, less narcotics are used for pain control and the average length of hospital stays is decreased.

Hospitals face mounting financial, economic and government pressures that have presented unique, emerging opportunities for ON-Q. Through the use of strong clinical study findings and ongoing evidence-based medicine results, ON-Q can help hospital administrators reduce length of stay, lower costs per discharge and contain costs while delivering high patient satisfaction. The Company is redefining recovery following surgery with its novel devices and technologies.

More information on the benefits of ON-Q is available at www.AskYourSurgeon.com. The content of this website is not incorporated by reference into this Form 10-K.

IV Infusion Therapy

Elastomerics

I-Flow’s legacy product line of elastomeric pumps delivers medication from an elastic “balloon” that does not rely on gravity for proper delivery. This easy-to-use technology provides health care professionals with a device that is both safe and simple enough for patients to use for self-administration of medication. These characteristics provide patients with higher convenience and better mobility and a quicker transition to rehabilitation. The Company’s elastomeric line of products can be used for antibiotic therapy, pain management medications, chemotherapy and other medications. The Company’s elastomeric products include its patented Homepump Eclipse®, Homepump Eclipse “C” Series and the Easypumptm.

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

Antimicrobial Materials

I-Flow’s antimicrobial materials are offered through its recently acquired wholly-owned subsidiary, AcryMed. AcryMed is a developer of innovative infection reduction and wound healing products. AcryMed supplies an advanced antimicrobial silver nanotechnology, branded SilvaGard, which can coat existing medical devices and make them resistant to infection-causing bacteria. AcryMed’s antimicrobial technology is also used in advanced wound dressings and wound gel sold under the SilvaSorb® brand. A moist wound dressing without the antimicrobial feature is sold under the FlexiGel® brand. In addition to manufacturing wound dressings and coating medical devices, AcryMed also licenses its technologies under royalty agreements.

Sales and Distribution

During the seven years that the Company has been marketing the ON-Q product line through its direct sales representatives, I-Flow has significantly expanded its product line and distribution capabilities to establish itself as a leading participant in the Regional Anesthesia market. Management believes that this expansion, coupled with the Company’s innovations in pain management and infusion technologies, has placed I-Flow in a position for future potential growth.

The Company believes that the hospital market for I-Flow’s simple, portable regional anesthesia technologies remains largely untapped at this time. The Company estimates that there are more than 20 million operative procedures performed annually in the United States alone for which the ON-Q product line could be used. The Company estimates that the current penetration by all industry participants combined in the United States market is still less than 5%.

Additionally, the alternate site health care industry, largely comprised of home health care providers, has generally supported the need for ambulatory infusion devices. An ambulatory pump enables a patient to leave the hospital or physician’s office sooner, making it attractive to cost-conscious hospitals and to patients who favor home treatment. I-Flow’s sales in the IV Infusion Therapy market include the Company’s intravenous elastomeric pumps, mechanical infusion devices and disposables products.

The Company currently distributes its products in the United States through its internal sales force as well as through a number of national and regional medical product distributors. The Company relied on regional

United States medical product distributors for approximately 3% of its revenue from continuing operations during the year ended December 31, 2008.

The Company has exclusive United States distribution rights to the ON-Q PainBuster, and has been selling the Company’s products through its direct sales organization since January 1, 2002. As of December 31, 2008, 2007 and 2006, the Company had approximately 300, 320 and 280 employees, respectively, in its sales organization. The Company’s sales organization is comprised of inside and outside salespeople, nurses, customer service representatives and sales management. In 2004, the Company changed the name of its ON-Q Post-Operative Pain Relief System and PainBuster Pain Management System to ON-Q PainBuster Post-Operative Pain Relief System to consolidate the brand identity of its flagship products.

In 1998, the Company entered into an agreement with B. Braun Medical S.A. (France), a manufacturer and distributor of pharmaceuticals and infusion products, to distribute I-Flow’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The agreement is renewable on an annual basis. For the years ended December 31, 2008, 2007 and 2006, sales to B. Braun Medical S.A. accounted for 6%, 7% and 9% of the Company’s total revenues from continuing operations, respectively. The Company entered into a separate agreement with B. Braun Medical Inc., a national United States distributor, to distribute I-Flow’s elastomeric pumps to B. Braun Medical Inc.’s IV Infusion Therapy customers in the United States. The agreement expired on December 31, 2008. The Company is currently negotiating the terms of a new contract with B. Braun Medical, Inc. For each of the years ended December 31, 2008, 2007 and 2006, sales to B. Braun Medical Inc. accounted for 8% of the Company’s total revenues from continuing operations.

The Company also sells several of its products into the international market and has agreements with distributors in a number of countries. Currently, the Company sells its products through distributors in Australia, the Benelux Countries, Brazil, Canada, England, France, Germany, Greece, Israel, Italy, Japan, Korea, Mexico, New Zealand, Spain and Sweden. Aggregate revenues from countries outside of the United States represented approximately 12%, 13% and 17% of the Company’s total revenues from continuing operations for the years ended December 31, 2008, 2007 and 2006, respectively. The Company does not have any capital investments in any foreign operations except for its manufacturing and assembly plant in Mexico.

Total revenues attributable to each geographic area in which the Company has sales is as follows:

Sales to Unaffiliated Customers:	2008	2007	2006
	(Amounts in thousands)

United States	$116,820	$100,790	$78,136

Europe	$13,069	$12,371	$12,840
Asia/Pacific Rim	1,210	2,085	1,362
Other	1,956	1,228	1,244

All Foreign Countries in the Aggregate	$16,235	$15,684	$15,446

Competition

The drug infusion industry is highly competitive. The Company competes in this industry primarily based on product differentiation and performance, service and price. Some of the Company’s competitors are large, diversified medical products companies with greater name recognition and significantly greater resources than the Company for research and development, manufacturing, marketing and sales. As a result, they may be better able to compete for market share, even in areas in which the Company’s products may be superior. The industry is subject to rapid technological changes and there can be no assurance that the Company will be able to maintain any existing technological advantage long enough to establish its products in the market or to achieve and sustain profitability. In the Regional Anesthesia market segment, the Company’s products compete primarily against the conventional use of narcotics for the treatment of post-surgical pain.

The number of current known market participants in the United States and the Company’s current estimated competitive position in terms of revenue for each of its product lines is noted in the table below.

		Company’s
	Number of Known	Estimated
	Market	Competitive
U.S. Market Description	Participants(1)	Position

Regional Anesthesia
Pain Relief Kits	13	1
IV Infusion Therapy
Elastomerics	4	1
Antimicrobial Materials
Wound Dressings	12	3
Medical Device Treatment	10	3

(1)	Includes the Company.

Manufacturing and Operations

A majority of the Company’s products are manufactured and assembled by its Mexican subsidiary, Block Medical de Mexico, S.A. de C.V. (“Block Medical”). This plant has been in operation since 1994 and has historically manufactured, and is currently manufacturing, all of the Company’s disposable IV Infusion Therapy devices and elastomeric Regional Anesthesia products. The Company currently intends to maintain the plant in Mexico and to manufacture a substantial portion of its products there. The Company purchases the components and raw materials used in manufacturing its products from various suppliers. Certain component parts, as well as molded products, are obtained from outside vendors based on the Company’s specifications. The Company has numerous suppliers of components and materials that are sole-source suppliers. The Company regularly reviews the use of outside vendors for production versus internal manufacturing, and considers factors such as the quality of the products received from outside vendors, the costs of the products, timely delivery and employee utilization.

AcryMed’s manufacturing and treatment operations are co-located in the 20,334 square foot facility in Beaverton, Oregon that houses the research and development laboratories and administration. The wound care products and treatment operations utilize normal chemicals of commerce. There are several companies which supply non-proprietary services to AcryMed, utilizing their own high-cost capital equipment. AcryMed regularly audits its key vendors for adherence to the United States Food and Drug Administration (“FDA”) regulations.

Backlog

The Company did not have a significant backlog of unfilled orders as of December 31, 2008 or December 31, 2007.

Product Development

The Company has focused its product development efforts on products in post-operative pain relief, ambulatory infusion systems and infection control and wound healing markets. In the years ended December 31, 2008, 2007 and 2006, the Company incurred expenses of approximately $5.0 million, $2.7 million and $2.4 million, respectively, for product development.

Patents and Trademarks

The Company has filed patent applications in the United States for substantially all of its products. The Company has also filed for intellectual property right protection in all foreign countries for products from which it expects significant revenue. As of December 31, 2008, the Company held approximately 270 patents, including approximately 60 United States patents and approximately 210 foreign patents. The Company’s patents generally expire between 2009 to 2025. The patent protecting the Company’s elastomeric balloon pump design expires in 2012. Patents protecting the Soaker Catheter expire in 2019 and 2020. Management is unaware of any limitations on the Company’s intellectual property that would have a material adverse effect on the Company.

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

The Company initiated four voluntary product recalls in 2008. Product recalls in 2008 involved an incorrect fill port label on the pump, a wrong pump size in the sterile pack, a wrong pump model in the product box and a breach in the sterile pouch of the finished sterile syringe. There were no issues found with the I-Flow Infusion Pump. All issues were isolated to specific lots that were shipped. The regulatory actions for three of the 2008 recalls have been completed and the FDA was notified. One recall in 2008 remains open. The Company also received a warning letter from the FDA on December 22, 2008 citing various issues generally concerning the documentation of the Company’s quality procedures and processes. On January 16, 2009, the Company formally responded to the FDA and intends to fully cooperate with the FDA to address their observations. While no assurances can be provided as to future FDA actions, the Company has not to date been assessed any fines, penalties or interest related to the matters addressed in the warning letter, and the FDA has not issued a suspension or restriction on the sale of any of the Company’s products. The Company believes that the impact of the four product recalls and the warning letter did not have a material impact to its financial condition and results of operations.

In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I and II devices are subject to general controls, and in some cases special controls, including but not limited to performance standards, pre-market notification (“510(k)”) and post-market surveillance. Class III devices generally pose the highest potential risk to the patient and are typically subject to pre-market approval to ensure their safety and effectiveness. The Company’s products are all either Class I or II.

Prior to commercialization of medical devices in the United States, manufacturers must obtain FDA clearance through a pre-market notification or pre-market approval process, which can be lengthy, expensive and uncertain. The FDA has been requiring more rigorous demonstration of product performance as part of the 510(k) process, including submission of extensive clinical data. It generally takes from two to six months to obtain clearance, but may take longer. If the FDA determines that additional information is needed before a clearance determination can be made, the introduction of new products into the market could be delayed or prevented. A pre-market approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests and laboratory and animal studies. In addition, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, require new submissions to the FDA, and there can be no assurance that the FDA will grant approval.

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

Products intended for export are subject to additional regulations, including compliance with ISO 13485. The Company first received ISO 13485 certification in July 2000, which indicates that the Company’s products meet specified uniform standards of quality and testing. In 2005, I-Flow and its subsidiaries achieved ISO 13485 certification under the 2003 revision of the standard. The Company has also been granted permission to use the CE mark on its products, which reflects approval of the Company’s products for export into the 28 member countries of the European Community. The certification and permission to use the CE mark on its products also apply to the Block Medical operations, including its Mexico facility.

Employees

As of February 28, 2009, the Company and its subsidiaries, including AcryMed, had a total of approximately 430 full-time employees in the United States and approximately 670 employees in Mexico. None of the Company’s employees in the United States or Mexico are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good. From time to time, the Company also uses temporary employees. These temporary employees are usually engaged to manufacture the Company’s products.

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

RISK FACTORS RELATING TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE

The recent global economic and financial market crisis may have a negative effect on our business and operations that could adversely affect our financial condition and the results of our operations.

Our sales and profitability are substantially affected by the economic conditions in the United States and in the foreign markets where our products are sold. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp economic downturn following the recent housing downturn and subprime lending collapse in both the United States and Europe. Global credit and capital markets have experienced unprecedented volatility and disruption, and business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. Suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand or affect our gross margins. We continue to see published reports and hear anecdotally that an increasing number of Americans postponed health care in the weakened economy, which has resulted in a fall-off in the number of elective and non-life threatening surgical procedures. The timing and nature of any recovery in the credit and financial markets or in economic conditions remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks.

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

In this regard, for example, there has been discussion in the orthopedic community over the possibility that the continuous infusion of a local anesthetic into the joint space via an infusion pump may contribute to a condition called chondrolysis. This condition, which to our knowledge has mostly been present after certain shoulder surgeries, may cause the deterioration of the cartilage in the joint months after the surgery. The authors of papers in the relevant medical literature have identified a variety of possible causes of chondrolysis including: thermal capsulorraphy; radiofrequency treatment; prominent hardware; gentian violet; chlorhexidine; methylmethacrylate; intra-articular (within the joint) administration of bupivacaine with epinephrine and intra-articular administration of bupivacaine without epinephrine; but there does not appear to be scientific evidence available yet sufficient to identify the actual cause. It should be noted that these authors have not cited any evidence suggesting the extra-articular (outside the joint) administration of bupivacaine as a possible cause. For shoulder surgeries, we believe most surgeons today are administering bupivacaine extra-articularly or having an anesthesiologist administer a continuous nerve block (e.g., ON-Q C-bloc).

We have, to date, been named as a defendant in approximately 63 ongoing lawsuits seeking damages as a result of alleged chondrolysis. Many of these lawsuits name defendants in addition to us such as physicians, drug companies and other device manufacturers. For the policy period beginning June 1, 2008, we have in place product liability insurance in the aggregate amount of $50 million for liability losses, including legal defense costs, excluding shoulder chondrolysis claims for pre-June 1, 2008 surgeries, which are covered under the separate policies described below. For chondrolysis claims made in 2008 through 2013 arising out of pre-June 1, 2008 surgeries, we increased our product liability insurance on a claims-made basis from an aggregate amount of $10 million to

$35 million, which includes a $5 million self-insured layer above the original $10 million primary policy and below the additional $20 million in excess policies we purchased. As noted, these policies for pre-June 1, 2008 surgeries will remain in place until 2013. During the year ended December 31, 2008, we recorded a total of $14.4 million as certain litigation and insurance charges in the operating expenses, which includes a $3.5 million expense to purchase retroactive insurance policies for pre-June 1, 2008 surgeries to significantly increase our product liability insurance coverage and $10.9 million in estimated loss contingency that we accrued in connection with the ongoing litigation. Events may arise that were not anticipated and the outcome of a contingency may result in an uninsured loss to us that differs from the previously estimated liability, which could result in a material difference from the amount recorded in the current period and may have a material adverse effect on our financial condition and results of operations.

We have experienced net losses in prior periods. Future losses are possible.

We incurred a net loss of $30.5 million for the year ended December 31, 2008. We had net income of $41.2 million for the year ended December 31, 2007, which was primarily due to the sale of InfuSystem. We incurred a loss from continuing operations, net of tax, of $9.0 million during the year ended December 31, 2007. We may not achieve or maintain profitability from operations in the future, and further losses may arise. Further, the sale of InfuSystem may increase losses in the future since that operation had historically enjoyed significant income.

We have invested substantial resources into the sales and marketing of the ON-Q PainBuster. If this product does not achieve significant clinical acceptance or if our direct sales strategy is not successful, our financial condition and operating results will be adversely affected.

Our current strategy assumes that the ON-Q PainBuster will be used in a significant number of surgical cases, ultimately becoming the standard of care for many common procedures. We have invested, and continue to invest, a substantial portion of our resources to establish and maintain a direct sales force to sell and market ON-Q. During the years ended December 31, 2008 and 2007, we invested approximately $72.0 million and $70.8 million, respectively, in the sales and marketing of ON-Q. A failure of ON-Q to achieve and maintain a significant market presence, or the failure to successfully implement our direct sales strategy, will have a material adverse effect on our financial condition and results of operations.

We recently acquired AcryMed in an effort to expand our strategic focus to include general surgical site care management. If we are unsuccessful in integrating AcryMed’s operations with our own, or if we fail to successfully develop and commercialize AcryMed’s technologies, our results of operations may be adversely affected.

On February 15, 2008, we completed the acquisition of Oregon-based AcryMed for approximately $26.7 million in cash. We will need to successfully integrate AcryMed’s operations with our own, including the need to retain and motivate AcryMed’s key executives and scientific staff. In addition, we will be seeking to further develop and commercialize AcryMed’s infection control and wound healing technologies and broaden our strategic focus to include general surgical site care management. Difficulties in achieving this integration or expanding our strategic plans, including the development of new technologies and sales of new products through our direct sales force, could adversely impact our management’s focus as well as our financial condition and results of operations.

Our products are highly regulated by a number of governmental agencies, and we have experienced product recalls and recently received a warning letter from the FDA. Any changes to the existing rules and regulations of these agencies may also adversely impact our ability to manufacture and market our products.

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

We initiated four voluntary product recalls in 2008. Product recalls in 2008 involved an incorrect fill port label on the pump, a wrong pump size in the sterile pack, a wrong pump model in the product box and a breach in the sterile pouch of the finished sterile syringe. There were no issues found with the I-Flow Infusion Pump. All issues were isolated to specific lots that were shipped. The regulatory actions for three of the 2008 recalls have been completed and the FDA was notified. One recall in 2008 remains open. In addition, we received a warning letter from the FDA on December 22, 2008 citing various issues generally concerning the documentation of our quality procedures and processes. On January 16, 2009, we formally responded to the FDA and intend to fully cooperate with the FDA to address their observations. Although we have not to date been assessed any fines, penalties or interest related to the matters addressed in the warning letter and the FDA has not issued a suspension or restriction on the sale of any of our products, no assurances can be given as to future FDA actions on this matter. We believe that the impact of the four product recalls and the warning letter did not have a material impact to our financial condition and results of operations. There can be no assurance that future recalls or the impact of this or future warning letters will not have a material adverse impact.

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

Furthermore, federal, state, local or foreign governments may enact new laws, rules and regulations that may adversely impact our ability to manufacture and market our products by, for example, increasing our costs. Any impairment of our ability to market our infusion devices or other products could have a material adverse effect on our financial condition and results of operations.

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

We rely substantially on proprietary technology and capabilities. We have filed patent applications in the United States for substantially all of our products. We have also filed for intellectual property rights protection in all foreign countries for products from which we expect significant revenue. As of December 31, 2008, we held approximately

270 patents, including approximately 60 United States patents and approximately 210 foreign patents. Our patents generally expire between 2009 and 2025. Significant patents on our elastomeric balloon pump expire in 2012. Patents protecting the Soaker Catheter expire in 2019 and 2020. Without sufficient intellectual property protection, our competitors may be able to sell products identical to ours and cause a downward pressure on the selling price of our products.

There can be no assurance that pending patent or trademark applications will be approved or that any patents will provide competitive advantages for our products or will not be challenged or circumvented by competitors. Our competitors may also independently develop products with equivalent or superior capabilities or otherwise obtain access to our capabilities. In addition, we are currently involved in and may become involved in additional future litigation involving our proprietary technology, such as patent or copyright infringement actions. See Item 3 “Legal Proceedings — Other Litigation.” Any negative outcome from such proceedings may have a material adverse effect on our financial condition and results of operations.

A significant portion of our sales is to customers in foreign countries. We may lose revenues, market share and profits due to exchange rate fluctuations and other factors related to our foreign business.

For the years ended December 31, 2008 and 2007, sales to customers in foreign countries comprised approximately 12% and 13% of our revenues from continuing operations, respectively. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.

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

For the year ended December 31, 2008, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 6% and 8% of the Company’s total revenues from continuing operations, respectively. For the year ended December 31, 2007, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 7% and 8% of the Company’s total revenues from continuing operations, respectively. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical Inc. could cause a material decline in our overall sales and a material adverse effect on our business.

We may need to raise additional capital in the future to fund our operations. We may be unable to raise funds when needed or on acceptable terms.

As of December 31, 2008, we had in our continuing operations cash and equivalents of $39.3 million, short-term investments of $9.1 million and net accounts receivable of $21.9 million. We believe our current funds, together with possible borrowings on our existing lines of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to reduce our operations or seek additional financing. Furthermore, financing may not be available when needed and may not be on terms acceptable to us.

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

In October 2007, we purchased approximately 2.8 million shares of common stock of InfuSystem Holdings, Inc. (formerly known as HAPC, Inc.) (“HAPC common stock”), at $5.97 per share through private transactions with third parties totaling approximately $17 million in connection with the then-pending sale of InfuSystem. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), we must periodically determine whether a decline in fair value of HAPC common stock below our cost basis is other-than-temporary. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is to be written down to fair value and the amount of the write-down is to be included in earnings. For the years ended December 31, 2008 and 2007, we recognized other-than-temporary impairments of $4.6 million and $6.1 million on our HAPC common stock, respectively. We continue to hold approximately 2.8 million shares of HAPC common stock. If the fair value of HAPC common stock declines further and the decline is determined to be other-than-temporary, or if we sell shares of HAPC common stock at lower than our current cost basis, any resulting impairment charges under SFAS 115 or capital loss on sale of the shares would have an adverse effect on our net income or increase our net losses.

Our financial results could be adversely impacted by asset impairments or other charges.

SFAS No. 142, Goodwill and Other Intangible Assets, requires that we test goodwill and other intangible assets determined to have indefinite lives for impairment on an annual basis, or on an interim basis if certain events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sales or disposition of a significant portion of the business, or other factors such as a decline in our market value below our book value for an extended period of time. In addition, under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. A significant decrease in the fair value of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition or an expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated life are among several of the factors that could result in an impairment charge. Further, in connection with the sale of InfuSystem to HAPC, we received a secured promissory note with an original principal amount of $32.7 million from HAPC. As of December 31, 2008, the balance on the secured promissory note is approximately $30.3 million. The secured promissory note matures four years from the closing date of October 25, 2007 and is secured by all assets of HAPC. SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15 (“FAS No. 114”), requires us to record an impairment on the note if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

During 2008, general economic and stock market conditions worsened considerably resulting in material adverse declines in stock prices. Our stock price declined significantly during this period. During the fourth quarter of 2008, our market capitalization fell below the recorded book value. We considered this a triggering event and, as a result, performed impairment testing on our goodwill, other intangible assets and long-lived assets with finite lives. Based on the results of the impairment testing, we recorded an impairment charge of $380,000 on our developed technology intangible asset. No impairment was identified for our goodwill or other long-lived assets, including the HAPC secured promissory note. If the current economic and market condition persist and if there is a prolonged period of weakness in the business environment, our business may be adversely affected, which could result in future impairment charges and adverse effects on reported financial results for the period in which the charges are taken. In addition, if HAPC’s is unable to service the secured promissory note in the future, we may have to record future impairment charges, which could have a material adverse effect on our financial condition and results of operations.

Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and our stock price.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. Section 404 also requires our independent registered public accounting firm to attest to, and to report on, the effectiveness of our internal control over financial reporting. Our management evaluated our internal control over financial reporting in order to comply with Section 404 and concluded that our internal control over financial reporting was not effective at December 31, 2007, 2006 and 2004. Our independent registered public accounting firm also expressed an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007, 2006 and 2004. If we fail to implement and maintain adequate internal control over financial reporting in the future, as such standards are modified, supplemented or amended from time to time, we cannot provide assurance that we or our independent registered public accounting firm will be able to conclude in the future that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain a system of effective internal control over financial reporting, it could have a material adverse effect on our business and our stock price.

RISK FACTORS RELATED SPECIFICALLY TO OUR COMMON STOCK

The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.

Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the three months ended December 31, 2008 was approximately 170,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.

The market price of our common stock has been and is likely to continue to be highly volatile. Market prices for securities of biotechnology and medical device companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that appear unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our securities:

•	announcements of technological innovations, new products or clinical studies by us or others;

•	government regulation;

•	changes in the coverage or reimbursement rates of private insurers and governmental agencies;

•	developments in patent or other proprietary rights;

•	future sales of substantial amounts of our common stock by existing stockholders or by us; and

•	comments by securities analysts and general market conditions.

The realization of any of the risks described in these “Risk Factors” could also have a negative effect on the market price of our common stock.

Future sales of our common stock by existing stockholders or holders of awards under our equity incentive plans could negatively affect the market price of our stock and make it more difficult for us to sell stock in the future.

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding options and warrants may be resold pursuant to currently effective registration statements. As of December 31, 2008, there were:

•	24,016,875 shares of common stock that are freely tradable in the public markets;

•	517,315 shares of restricted stock that are subject to outstanding awards under our 2001 Equity Incentive Plan; and

•	an aggregate of 2,676,896 shares of common stock that are subject to outstanding awards under our various equity incentive plans, including shares of restricted stock units and stock options.

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

The Company’s headquarters are located in Lake Forest, California, where the Company leases a 66,675 square foot building. The Company entered into a lease in 1997 for the building with a total of 51,000 square feet and a term of ten years. During 2006, the Company amended the lease to add an additional 15,675 square feet of space and extended the term for an additional three years. The Company has the option to extend the lease for an additional five years, which the Company currently intends to exercise. In addition, the Company leases an office space with approximately 200 square feet in San Antonio, Texas for the administrative use of certain sales employees. The lease expires in July 2009 and has a renewal option of up to 18 months.

The Company also leases a total of 53,987 square feet in two buildings in Tijuana, Mexico for the manufacture and assembly of its disposable IV Infusion Therapy devices and elastomeric Regional Anesthesia products. The plant lease expires in 2011, and the Company has two renewal options of three years each. The plant currently operates at approximately 50% of maximum capacity.

Additionally, the Company’s recently acquired subsidiary purchased in February 2008, AcryMed, entered into a lease in April 2007 for a 20,334 square foot building in Beaverton, Oregon for general office, manufacturing, laboratory and warehouse use. The lease expires in July 2012 and AcryMed has two renewal options of three years each. AcryMed also entered into one additional lease in November 2007 for 1,335 square feet of additional warehouse space. The lease is month-to-month and can be terminated upon 30 days notice.

The Company believes that its facilities are adequate to meet its current needs.

Item 3.	Legal Proceedings.

Chondrolysis Litigation

There has been discussion in the orthopedic community over the possibility that the continuous infusion of a local anesthetic into the joint space via an infusion pump may contribute to a condition called chondrolysis. This condition, which to the Company’s knowledge has mostly been present after certain shoulder surgeries, may cause the deterioration of the cartilage in the joint months after the surgery. The authors of papers in the relevant medical literature have identified a variety of possible causes of chondrolysis including: thermal capsulorraphy; radiofrequency treatment; prominent hardware; gentian violet; chlorhexidine; methylmethacrylate; intra-articular (within the joint) administration of bupivacaine with epinephrine and intra-articular administration of bupivacaine without epinephrine; but there does not appear to be scientific evidence available yet sufficient to identify the actual cause. It should be noted that these authors have not cited any evidence suggesting the extra-articular (outside the joint) administration of bupivacaine as a possible cause. For shoulder surgeries, the Company believes most surgeons today are administering bupivacaine extra-articularly or having an anesthesiologist administer a continuous nerve block (e.g., ON-Q C-bloc).

The Company has, to date, been named as a defendant in approximately 63 ongoing lawsuits seeking damages as a result of alleged chondrolysis. Many of these lawsuits name defendants in addition to the Company such as physicians, drug companies and other device manufacturers. It is not known to what degree, if any, the potential liability of other parties may affect the ultimate cost to the Company, and the Company has no cost-sharing arrangements with other defendants. For the policy period beginning June 1, 2008, the Company has in place product liability insurance on a claims-made basis in the aggregate amount of $50 million for liability losses, including legal defense costs, excluding shoulder chondrolysis claims for pre-June 1, 2008 surgeries, which are covered under the separate policies described below. For chondrolysis claims made in 2008 through 2013 arising out of pre-June 1, 2008 surgeries, the Company increased its product liability insurance on a claims-made basis from an aggregate amount of $10 million to $35 million, which includes a $5 million self-insured layer above the original $10 million primary policy and below the additional $20 million in excess policies the Company purchased. As noted, these policies for pre-June 1, 2008 surgeries will remain in place until 2013. The additional excess policies for the retroactive period for pre-June 1, 2008 surgeries cost the Company $3.5 million in additional insurance expense during the second quarter of 2008, which was recorded in operating expenses.

In accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, the Company also records an estimated loss from loss contingency such as the legal proceedings described immediately above when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. In most cases, significant judgment is required to estimate the range of probable potential loss and timing of a loss to be recorded. Events may arise that were not anticipated and the outcome of a contingency may result in an uninsured loss to the Company that differs from the previously estimated liability, which could result in a material difference from that recorded in the current period. The Company estimates that the range of probable potential loss to the Company for the legal proceedings described immediately above as of December 31, 2008 is $10.9 million to $80.0 million. The range of probable potential loss represented the Company’s estimated out-of-pocket cost for claims already asserted, including the estimated cost of legal fees and potential settlements with claimants, to the extent not covered by insurance, in compliance with the Company’s accounting policy. No accrual has been made for unasserted claims, because the number and cost of such claims cannot be reasonably estimated. This range was determined based on the number of actual cases brought against the Company and includes estimated payments for self-insured retentions that would be made to its product liability insurance carriers and any amounts in excess of its insurance coverage amount. The accrual also assumed that the Company will ultimately incur the Company’s $5.0 million self-insured layer discussed earlier.

Circumstances affecting the reliability and precision of loss estimates include the duration and complexity of litigation, the number and size of any eventual settlements with claimants, and with regard to self-insured retention amounts for which the Company may be liable on a per case basis, the number of active cases applicable to specific insurance policy layers. Due to a lack of history of litigation concerning product liability claims, the Company was unable to determine the time period over which the amounts will be paid out. Since the Company was unable to determine the best estimate within the range, the Company recorded $10.9 million in loss contingency during year ended December 31, 2008, which represented the low end of the estimated range. As a result of the significant increase in product liability insurance and the loss contingency, the Company recorded a total of $14.4 million as certain litigation and insurance charges in the operating expenses during the year ended December 31, 2008, which is comprised of $10.9 million in loss contingency and $3.5 million in additional insurance expense for the increased product liability coverage discussed above. As of December 31, 2008, the loss contingency recognized on the balance sheet as Accrued Litigation Costs was $10.5 million, which was adjusted during 2008 for payments made on self-insured retentions. The Company will continue to monitor the cases brought against the Company and review the adequacy of the loss contingency accrual and may determine to increase its loss contingency accrual at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Other Litigation

In June 2007, the Company commenced a lawsuit against Apex Medical Technologies, Inc (“Apex”) and its president, Mark McGlothlin, in the U.S. District Court for the Southern District of California for patent infringement and misappropriating the Company’s valuable trade secrets. The Company also sued distributors of Apex’s Solace® Pump, including Zone Medical, LLC (“Zone”). In response to the litigation brought by the Company, the defendants asked the U.S. Patents and Trademark Office (the “Patent Office”) to reexamine one of the Company’s patent. The Patent Office routinely grants such requests and often times initially rejects previously issued patent claims. In October 2008, the Patent Office took this action after receiving Apex’s position on the patent without input from the Company. The Company has presented its position to the Patent Office and believes that the Patent Office will reconfirm the patent as it did in 1994 when the patent in question was issued. The Company continues to enforce its patent and trade secret rights against Apex, Mr. McGlothlin, Zone and distributors who make, use, sell or offer to sell the Solace Pump. The Company is vigorously moving forward in the case to protect its valuable trade secrets.

As of March 9, 2009, the Company was involved in other litigation arising from the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management any resulting future liability will not have a material adverse effect on the Company and its subsidiaries, taken as a whole.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the three months ended December 31, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the executive officers of the Company as of March 9, 2009. There are no family relationships between any of the executive officers or directors of the Company. The executive officers are chosen annually at the first meeting of the board of directors following the annual meeting of stockholders and, subject to the terms of any employment agreement, serve at the will and pleasure of the board of directors.

Name	Age	Position

Donald M. Earhart	64	President, Chief Executive Officer and Chairman of the Board
James J. Dal Porto	55	Executive Vice President, Chief Operating Officer, Director and Secretary
James R. Talevich	58	Chief Financial Officer and Treasurer

Donald M. Earhart has been Chairman of the board of directors since March 1991 and Chief Executive Officer since July 1990. Mr. Earhart joined the Company as President and Chief Operating Officer in June 1990. Mr. Earhart, who holds a Bachelor of Engineering degree from Ohio State University and a Masters Degree in Business Administration from Roosevelt University, has over 35 years experience in the medical products industry. Prior to joining the Company, from 1986 to 1990, Mr. Earhart was a corporate officer and the President of the Optical Division of Allergan, Inc. Prior to his employment at Allergan, he was a corporate officer and Division President of Bausch and Lomb and was an operations manager of Abbott Laboratories. He has also served as an engineering consultant at Peat, Marwick, Mitchell & Co. and as an engineer with Eastman Kodak Company.

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

	High	Low

2007
1st Quarter	$16.92	$13.60
2nd Quarter	$17.47	$14.03
3rd Quarter	$20.86	$16.52
4th Quarter	$19.77	$14.75
2008
1st Quarter	$16.88	$11.79
2nd Quarter	$14.29	$10.10
3rd Quarter	$11.28	$8.23
4th Quarter	$9.54	$3.43

American Stock Transfer & Trust Company is the transfer agent for the Company’s common stock. As of February 27, 2009, the Company had approximately 278 stockholders of record.

The Company has not paid, and does not currently expect to pay in the foreseeable future, cash dividends on its common stock.

Information About Our Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to shares of the Company’s common stock that may be issued under its equity compensation plans.

			Weighted-	Number of Securities
			Average Exercise	Remaining Available for
	Number of Securities		Price of	Future Issuance Under
	to be Issued Upon		Outstanding	Equity Compensation
	Exercise of		Options,	Plans (Excluding
	Outstanding Options,		Warrants and	Securities Reflected in
Plan Category	Warrants and Rights		Rights	First Column)

Equity compensation plans approved by security holders	2,671,896	(1)	$8.80	2,218,027	(2)
Equity compensation plans not approved by security holders	5,000	(3)	$15.20	—	(4)

(1)	Includes 676,390 shares of restricted stock units with no exercise price and outstanding options to purchase a total of 1,995,506 shares of the Company’s common stock under the 1996 Stock Incentive Plan and the I-Flow Corporation 2001 Equity Incentive Plan.

(2)	All shares of common stock that remain available for future issuance are under the I-Flow Corporation 2001 Equity Incentive Plan.

(3)	Consists of options to purchase 5,000 shares of the Company’s common stock issued to Thomas Winters, M.D. to acquire the non-exclusive rights to utilize intellectual property owned by Dr. Winters, including registered United States patents. Dr. Winters was not, at the time, an employee, director or consultant to the Company.

(4)	No shares available for future issuance. The Company’s 2001 Restricted Stock Plan and 2003 Restricted Stock Plan have both been terminated.

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock for the five years ended December 31, 2008 with the Nasdaq Stock Market Composite Index and the Surgical and Medical Instruments and Apparatus Industry Index (SIC Code 3841). The graph assumes that $100 was invested on December 31, 2003 in the Company’s common stock and each index and that all dividends were reinvested. No cash dividends have been declared on the Company’s common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
I-Flow Corporation	$100.00	$130.96	$105.03	$107.40	$113.36	$34.48
Industry Index	100.00	117.16	128.63	135.58	172.38	92.84
Nasdaq Market Index	100.00	108.81	111.28	122.75	135.69	65.06

Item 6.	Selected Financial Data.

The following selected consolidated financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 has been derived from the Company’s audited consolidated financial statements, is not necessarily indicative of the expectations of results for future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 have been derived from the Company’s consolidated financial statements not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2008(1)	2007(2)	2006(3)	2005	2004
	(Amounts in thousands, except per share amounts)

Consolidated Statements of Operations and Comprehensive Operations Data:
Net revenues	$133,055	$116,474	$93,582	$72,119	$51,796
Cost of revenues	36,619	32,025	26,267	19,662	15,703

Gross profit	96,436	84,449	67,315	52,457	36,093
Operating expenses:
Selling and marketing	73,143	71,928	57,731	49,899	41,199
General and administrative	22,268	17,664	15,012	16,269	10,637
Product development	5,044	2,657	2,436	2,549	2,779
Certain litigation and insurance charges	14,397	—	—	—	—
Purchased in-process research and development charges	11,600	—	—	—	—
Impairment of intangibles	380	—	—	—	—

Total operating expenses	126,832	92,249	75,179	68,717	54,615

Operating loss	(30,396)	(7,800)	(7,864)	(16,260)	(18,522)
Impairment loss on investment	(4,569)	(6,118)	—	—	—
Interest and other income	4,913	2,425	933	937	525

Loss from continuing operations before income taxes	(30,052)	(11,493)	(6,931)	(15,323)	(17,997)
Income tax benefit (provision)	(448)	2,500	17,561	2,334	(2,050)

Income (loss) from continuing operations, net of tax	(30,500)	(8,993)	10,630	(12,989)	(20,047)

Discontinued operations:
Income from discontinued operations, net of tax	—	4,825	3,044	4,584	2,937
Gain on sale of discontinued operations, net of tax	—	45,396	—	—	—

Net income (loss)	$(30,500)	$41,228	$13,674	$(8,405)	$(17,110)

Per share of common stock, basic:
Income (loss) from continuing operations, net of tax	$(1.26)	$(0.37)	$0.47	$(0.58)	$(0.97)
Income from discontinued operations, net of tax	—	0.20	0.13	0.20	0.14
Gain on sale of discontinued operations, net of tax	—	1.90	—	—	—

Net income (loss)	$(1.26)	$1.73	$0.60	$(0.38)	$(0.83)

Per share of common stock, diluted:
Income (loss) from continuing operations, net of tax	$(1.26)	$(0.37)	$0.44	$(0.58)	$(0.97)
Income from discontinued operations, net of tax	—	0.20	0.13	0.20	0.14
Gain on sale of discontinued operations, net of tax	—	1.90	—	—	—

Net income (loss)	$(1.26)	$1.73	$0.57	$(0.38)	$(0.83)

Weighted-average common shares outstanding:
Basic	24,275	23,889	22,887	22,397	20,628
Diluted	24,275	23,889	24,071	22,397	20,628

Consolidated Balance Sheet Data:(1)
Working capital	$70,072	$117,187	$56,548	$49,733	$57,948
Total assets	148,687	188,655	112,146	82,953	84,430
Long-term obligations	6,015	6,402	—	—	—
Total stockholders’ equity	$119,045	$155,576	$92,004	$70,049	$73,219

(1)	In 2008, the Company recorded $14.4 million in certain litigation and insurance charges, which was comprised of $3.5 million in expense for additional retroactive product liability coverage and $10.9 million in loss contingency related to lawsuits seeking damages from the Company as a result of alleged chondrolysis. See Note 9 of Notes to Consolidated Financial Statements.

During the third quarter of 2008, the Company recorded $11.6 million of in-process research and development that was expensed as of the date of its acquisition of AcryMed. See Note 5 of Notes to Consolidated Financial Statements.

The Company determined there was impairment as of December 31, 2008 on certain developed technology intangible assets acquired in the AcryMed transaction and as result, recorded an impairment charge of $380,000 in the fourth quarter of 2008. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

During the third quarter of 2008, the Company recognized an other-than-temporary impairment of $4.6 million on its investment in HAPC common stock. See Note 3 of Notes to Consolidated Financial Statements.

On February 15, 2008, the Company acquired AcryMed for $26.7 million in cash. The Company’s consolidated financial statements for the year ended December 31, 2008 include AcryMed’s contributions subsequent to the February 15, 2008 acquisition date. See Note 5 of Notes to Consolidated Financial Statements.

(2)	During the fourth quarter of 2007, the Company recognized an other-than-temporary impairment of $6.1 million on its investment in HAPC common stock. See Note 3 of Notes to Consolidated Financial Statements.

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

(3)	In 2006, the Company recorded a release of the valuation allowance for deferred tax assets with an incremental tax benefit of approximately $16.8 million. The income tax benefit was consistent with the guidance in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which addresses financial accounting for deferred tax assets. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when management believes it is more likely than not, based on available evidence, that projected future taxable income will be insufficient to recover the deferred tax assets. Due to the then-pending sale of InfuSystem to HAPC, management believed it was more likely than not that the Company would realize the benefits of the existing net deferred tax asset at December 31, 2006.

The Company recorded a full valuation allowance against its deferred tax assets in the fourth quarter of 2004.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended(1)
	March 31,	June 30,	Sept. 30,	Dec 31,
	2008	2008	2008	2008
	(Amounts in thousands, except per share amounts)

Net revenues	$28,415	$35,316	$32,242	$37,082
Gross profit	21,228	25,617	23,660	25,931
Loss before income taxes	(1,292)	(11,538)	(15,364)	(1,858)
Net loss	(537)	(11,425)	(14,127)	(4,411)
Per share of common stock — basic and diluted:
Net loss	(0.02)	(0.47)	(0.59)	(0.18)
Weighted-average common shares — basic and diluted	24,603	24,459	24,062	23,988

	Three Months Ended(2)
	March 31,	June 30,	Sept. 30,	Dec 31,
	2007	2007	2007	2007
	(Amounts in thousands, except per share amounts)

Net revenues	$24,306	$29,075	$28,231	$34,862
Gross profit	18,018	21,021	20,730	24,680
Loss from continuing operations before income taxes	(3,500)	(2,366)	(1,123)	(4,504)
Loss from continuing operations, net of tax	(2,207)	(1,570)	(845)	(4,371)
Income (loss) from discontinued operations, net of tax	1,286	2,169	2,004	(634)
Gain on sale of discontinued operations, net of tax	—	—	—	45,396
Net income (loss)	(921)	599	1,159	40,391
Per share of common stock — basic and diluted:
Loss from continuing operations, net of tax	(0.09)	(0.06)	(0.03)	(0.18)
Net income (loss)	(0.04)	0.03	0.05	1.66
Weighted-average common shares — basic and diluted	23,550	23,694	24,010	24,304

(1)	In 2008, the Company recorded $14.4 million in certain litigation and insurance charges, which was comprised of $3.5 million in expense for additional retroactive product liability coverage and $10.9 million in loss contingency related to lawsuits seeking damages from the Company as a result of alleged chondrolysis. Of the $14.4 million recorded in 2008, $12.2 million, $0.1 million and $2.1 million were recorded in the second, third and fourth quarters of 2008, respectively. See Note 9 of Notes to Consolidated Financial Statements.

During the third quarter of 2008, the Company recorded $11.6 million of in-process research and development that was expensed as of the date of its acquisition of AcryMed. See Note 5 of Notes to Consolidated Financial Statements.

The Company determined there was impairment as of December 31, 2008 on certain developed technology intangible assets acquired in the AcryMed transaction and as result, recorded an impairment charge of $380,000 in the fourth quarter of 2008. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

During the third quarter of 2008, the Company recognized an other-than-temporary impairment of $4.6 million on its investment in HAPC common stock. See Note 3 of Notes to Consolidated Financial Statements.

On February 15, 2008, the Company acquired AcryMed for $26.7 million in cash. The Company’s consolidated financial statements for the year ended December 31, 2008 include AcryMed’s contributions subsequent to the February 15, 2008 acquisition date. See Note 5 of Notes to Consolidated Financial Statements.

(2)	During the fourth quarter of 2007, the Company recognized an other-than-temporary impairment of $6.1 million on its investment in HAPC common stock. See Note 3 of Notes to Consolidated Financial Statements.

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

Forward-Looking Statements

Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s current opinions about trends and factors that may impact future operating results. Statements that use words such as “may,” “will,” “should,” “believes,” “predicts,” “estimates,” “projects,” “anticipates” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to material risks, assumptions and uncertainties, which could cause actual results to differ materially from those currently expected, and readers are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, the Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include, among others: physician acceptance of infusion-based therapeutic regimens; implementation of the Company’s direct sales strategy; successful integration of the Company’s recent acquisition of AcryMed Incorporated and further development and commercialization of AcryMed’s technologies; potential inadequacy of insurance to cover existing and future product liability claims; dependence on the Company’s suppliers and distributors; the Company’s continuing compliance with applicable laws and regulations, such as the Medicare Supplier Standards and Food, Drug and Cosmetic Act, and the Medicare’s and FDA’s concurrence with management’s subjective judgment on compliance issues, including those related to the recent FDA warning letter; the reimbursement system currently in place and future changes to that system; product availability, acceptance and safety; competition in the industry; technological changes; intellectual property challenges and claims; economic and political conditions in foreign countries; currency exchange rates; inadequacy of booked reserves; and reliance on the success of the home health care industry. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

Overview

The Company is improving surgical outcomes by designing, developing and marketing technically advanced, low cost drug delivery systems and innovative surgical products for post-surgical pain relief and surgical site care. The Company’s products are used in hospitals, free-standing surgery centers, homes and other settings. The Company previously focused on three distinct markets: Regional Anesthesia, IV Infusion Therapy, and Oncology Infusion Services. Revenue from the Oncology Infusion Services market was generated by InfuSystem, Inc. (“InfuSystem”), which was previously a wholly-owned subsidiary of the Company. InfuSystem primarily engages in the rental of infusion pumps on a month-to-month basis for the treatment of cancer. On October 25, 2007, the Company completed the sale of InfuSystem to InfuSystem Holdings, Inc., formerly known as HAPC, Inc. (“HAPC”). See Note 4 of the Notes to Consolidated Financial Statements for further discussion on the sale of InfuSystem.

The Company sought to expand its strategic focus to include a bigger emphasis in the broader category of acute care products in addition to its leadership position in Regional Anesthesia for post-surgical pain management. To that end, the Company acquired AcryMed Incorporated (“AcryMed”), a privately held Oregon-based developer of innovative infection control and wound healing products, on February 15, 2008 for $26.7 million in cash. The Company intends to leverage its dedicated sales and marketing organization by selling products from the AcryMed pipeline in the emerging market for acute care products. The results of operations for the year ended December 31, 2008 include AcryMed’s contributions subsequent to the February 15, 2008 acquisition date. See Note 5 of the Notes to Consolidated Financial Statements for further discussion on the acquisition of AcryMed.

The Company is continuing its strategic focus for future growth on the growing Regional Anesthesia market, with particular emphasis on the Company’s pain relief products marketed under its ON-Q® brand. The Company intends to continue its sales and marketing efforts to further penetrate the United States post-surgical pain relief market with its ON-Q products.

The Company is aware that economic conditions in the United States and in the foreign markets where the Company’s products are sold could substantially affect its sales and profitability. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp economic downturn following the recent housing downturn and subprime lending collapse in both the United States and Europe. As a result, the Company has seen a decline in elective surgeries where the Company’s products may be used. Global credit and capital markets have also experienced unprecedented volatility and disruption, and business credit and liquidity have tightened in much of the world. This has also adversely affected the stock market resulting in material adverse declines in stock prices. The Company’s stock price declined significantly during this period. During the fourth quarter of 2008, the Company’s market capitalization fell below its recorded book value, which triggered impairment testings of its goodwill, other intangible assets and long-lived assets with finite lives. The Company is currently monitoring its market capitalization. A sustained decrease in the Company’s market capitalization may be an indicator of impairments in the future, which could result in future charges and adverse effects on reported financial results for the period in which the charges are taken. See Notes 1 and 2 of the Notes to Consolidated Financial Statements for further discussion on the impairment testing performed as of December 31, 2008. It is difficult to predict the breadth and duration of the economic and financial market problems and the many ways in which they may adversely affect the Company’s suppliers, customers and its business in general.

Consolidated Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenues

Net revenues from continuing operations increased 14%, or $16.6 million, to $133.1 million for the year ended December 31, 2008 from $116.5 million for the year ended December 31, 2007.

Prior to the acquisition of AcryMed on February 15, 2008, the Company operated in one reportable operating segment. The Company’s products were predominately assembled from common subassembly components in a single integrated manufacturing facility, and operating results were reviewed by management and the chief operating decision-maker on a combined basis due to shared infrastructure. Within this single operating segment, the Company has identified two product lines representing specific clinical applications — Regional Anesthesia and Intravenous (“IV”) Infusion Therapy. Management and the chief operating decision-maker currently evaluate AcryMed’s performance on a separate internal reporting basis. As such, the Company currently operates in two reportable operating segments: Infusion Pumps for its Regional Anesthesia and IV Infusion Therapy products and Antimicrobial Materials for AcryMed’s products. The Company’s consolidated financial statements for the year ended December 31, 2008 include AcryMed’s contributions subsequent to the February 15, 2008 acquisition date. Further, the Company believes it is most meaningful for the purposes of revenue analyses to group the product lines in the Infusion Pumps operating segment into two categories representing specific clinical applications — Regional Anesthesia and IV Infusion Therapy.

The Company’s revenues from the Infusion Pumps operating segment increased 10%, or $11.3 million, to $127.8 million for the year ended December 31, 2008 from $116.5 million for the year ended December 31, 2007.

Regional Anesthesia revenues increased 11%, or $9.7 million, to $99.4 million for the year ended December 31, 2008 from $89.6 million for the year ended December 31, 2007. This increase was primarily due to increased clinical usage of the ON-Q PainBuster® Post-Operative Pain Relief System and C-bloc® Continuous Nerve Block System by surgeons in the United States. Revenue from the C-bloc Continuous Nerve Block System increased 51%, or $8.1 million, to $24.0 million for the year ended December 31, 2008 compared to the same period in the prior year. The increases in revenue from the C-bloc Continuous Nerve Block System were primarily due to improved customer awareness of clinical efficacy and favorable reimbursement from third parties. Other Regional Anesthesia products include the Soakertm Catheter and the SilverSoakertm Catheter.

Sales of IV Infusion Therapy products, which include the Company’s intravenous elastomeric pumps, mechanical infusion devices and disposables, increased 6%, or $1.6 million, to $28.4 million for the year ended December 31, 2008 from $26.8 million for the year ended December 31, 2007. The increase was primarily due to increased unit sales of IV Infusion Therapy products to B. Braun Medical Inc., a domestic distributor, and international distributors, including B. Braun Medical S.A. (France). The Company has a distribution agreement with B. Braun Medical S.A., a manufacturer and distributor of pharmaceuticals and infusion products, to distribute the Company’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa.

The Company’s revenue from the Antimicrobial Materials operating segment for the year ended December 31, 2008 was $5.2 million, which reflects AcryMed’s net sales after February 15, 2008.

Cost of Revenues

Cost of revenues from continuing operations increased 14%, or $4.6 million, to $36.6 million for the year ended December 31, 2008 from $32.0 million for the year ended December 31, 2007. The increase was primarily due to higher sales volume. As a percentage of net revenues, cost of revenues increased for the year ended December 31, 2008 by approximately one percentage point compared to the prior year.

Selling and Marketing Expenses

Selling and marketing expenses from continuing operations increased 2%, or $1.2 million, to $73.1 million for the year ended December 31, 2008 from $71.9 million for the year ended December 31, 2007. This increase was primarily attributable to increases in compensation and related expenses ($1.1 million), travel and entertainment expenses ($1.0 million), consulting fees ($0.6 million), national sales meeting ($0.4 million), rebates ($0.4 million) and equipment rental fees ($0.2 million), offset in part by decreases in non-cash compensation expense related to the amortization of deferred compensation related to stock awards ($1.4 million) and commissions ($0.8 million).

Increases for the year ended December 31, 2008 relating to compensation and related expenses, travel and entertainment expenses and national sales meeting were primarily due to costs related to the expansion of the Company’s direct sales force in the United States. In a transaction effective January 1, 2002, I-Flow re-acquired from Ethicon Endo-Surgery, Inc. the contractual rights to distribute ON-Q products on a direct basis. Since that time, ON-Q revenues have increased rapidly, and the Company’s primary strategy in the Regional Anesthesia market has been to rapidly increase market awareness of the clinical and economic advantages of ON-Q technology through a combination of clinical studies, sales force expansion and marketing programs. The increases in compensation and related expenses, consulting, travel and entertainment expenses and national sales meeting were directly related to the increase in revenue, an increase in the number of quota-carrying sales representatives and changes in the Company’s direct sales force and sales management. The decrease in commissions was primarily due to a decrease in the number of sales representatives achieving quota, resulting in lower effective commission rates earned on revenues. The decrease in non-cash compensation expense related to the amortization of deferred compensation was due to a decrease in the number of shares of restricted stock units granted to sales representatives during the year ended December 31, 2008 compared to the same period in the prior year.

As a percentage of net revenues, selling and marketing expenses decreased by approximately seven percentage points for the year ended December 31, 2008 versus the prior year because net revenues increased at a rate that outpaced the increase in selling and marketing expenses described above.

General and Administrative Expenses

General and administrative expenses from continuing operations increased 26%, or $4.6 million, to $22.3 million for the year ended December 31, 2008 from $17.7 million for the year ended December 31, 2007. This increase was primarily attributable to general and administrative expenses incurred by AcryMed ($1.5 million), increases in non-cash stock-based compensation expense related to the amortization of deferred compensation ($1.8 million), legal fees ($1.6 million), insurance ($0.4 million), management services fees ($0.4 million) and compensation and related expenses ($0.2 million), offset in part by decreases in bonus expense ($1.1 million) and bad debt expense ($0.3 million).

The increase in non-cash stock-based compensation expense was primarily due to the expense recognized for the additional shares of restricted stock awards and restricted stock units that were granted during the year ended December 31, 2008. The increase in legal fees was primarily due to increased litigation costs including the patent infringement cases as discussed in Note 9 of the Notes to Consolidated Financial Statements. The increase in insurance expense was primarily due to the increase in product liability insurance from an aggregate amount of $10 million to $50 million for liability losses effective June 1, 2008. The general and administrative expenses incurred by AcryMed subsequent to its acquisition by the Company were consolidated with the Company’s operations effective February 15, 2008. The management services fees were paid for processing costs related to the Company’s ON-Q billings as part of the services agreement entered into with InfuSystem in October 2007.

As a percentage of net revenues, general and administrative expenses increased by approximately two percentage points for the year ended December 31, 2008 versus the prior year because general and administrative expenses increased at a rate that outpaced the increase in net revenues described above.

Product Development Expenses

Product development expenses from continuing operations include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses increased 90%, or $2.4 million, to $5.0 million for the year ended December 31, 2008 from $2.7 million for the year ended December 31, 2007. The increase was primarily due to expenses incurred by AcryMed and an increase in compensation and related expenses that resulted from an increase in the number of headcount. Expenses incurred by AcryMed subsequent to its acquisition by the Company were consolidated with the Company’s operations effective February 15, 2008. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market.

Certain Litigation and Insurance Charges

For the year ended December 31, 2008, the Company recorded $14.4 million in certain litigation and insurance charges. Certain litigation and insurance charges for the year ended December 31, 2008 were comprised of $3.5 million in expense for additional retroactive product liability coverage and $10.9 million in loss contingency. The Company has, to date, been named as a defendant in approximately 63 ongoing lawsuits seeking damages as a result of alleged chondrolysis. Many of these lawsuits name defendants in addition to the Company such as physicians, drug companies and other device manufacturers. For the policy period beginning June 1, 2008, the Company has in place product liability insurance in the aggregate amount of $50 million for liability losses, including legal defense costs, excluding chondrolysis claims for pre-June 1, 2008 surgeries, which are covered under separate policies. For chondrolysis claims made in 2008 through 2013 arising out of pre-June 1, 2008 surgeries, the Company increased its product liability insurance on a claims-made basis from an aggregate amount of $10 million to $35 million, which includes a $5 million self-insured layer above the original $10 million primary policy and below the additional $20 million in excess policies the Company purchased. As noted, these polices for pre-June 1, 2008 surgeries will remain in place until 2013. The additional excess policies for the retroactive period for pre-June 1, 2008 surgeries cost the Company $3.5 million in additional insurance expense during the second quarter of 2008.

In addition, SFAS No. 5, Accounting for Contingencies (“SFAS 5”), and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss (“FIN 14”), require the Company to record an estimated loss from loss contingency such as the legal proceedings described immediately above when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. In most cases, significant judgment is required to estimate the range of probable potential loss and timing of a loss to be recorded. Events may arise that were not anticipated and the outcome of a contingency may result in an uninsured loss to the Company that differs from the previously estimated liability, which could result in a material difference from that recorded in the current period. The Company estimates that the range of probable potential loss to the Company for the legal proceedings described immediately above as of December 31, 2008 is $10.9 million to $80.0 million. The range of probable potential loss included the cost of litigation, which is in compliance with the Company’s accounting policy. Since the Company was unable to determine the best estimate within the range, the Company recorded the low end of the estimated range of $10.9 million in loss contingency. See Note 9 of the Notes to Consolidated Financial Statements for further information.

Purchased In-Process Research and Development

As a result of the AcryMed acquisition, the Company recorded $12.2 million of goodwill, $2.0 million of acquired intangible assets and $11.6 million of in-process research and development that was expensed as of the date of acquisition. The Company’s methodology for allocating the purchase price of purchased acquisitions to in-process research and development is determined based on estimated fair value. In-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

Impairment on Intangibles

For the year ended December 31, 2008, the Company recognized an impairment charge of $380,000. General economic and stock market conditions during 2008 worsened considerably resulting in material adverse declines in stock prices. The Company’s stock price declined significantly during this period. During the fourth quarter of 2008, the Company’s market capitalization fell below its recorded book value. The Company considered this a triggering event and, as a result, performed impairment testing on its goodwill, other intangible assets and long-lived assets with finite lives. Based on the results of the impairment testing, it was determined that the developed technology intangible asset acquired in the AcryMed transaction was impaired. No impairment was identified for its goodwill or other long-lived assets. If the current economic and market conditions persist and if there is a prolonged period of weakness in the business environment, the Company’s business may be adversely affected, which could result in future impairment charges and adverse effects on reported financial results for the period in which the charges are taken.

Impairment Loss on Investments

For the year ended December 31, 2008, the Company recognized an other-than-temporary impairment of $4.6 million on its investment in the common stock of InfuSystem Holdings, Inc. (formerly known as HAPC) (“HAPC common stock”). In October 2007, the Company purchased approximately 2.8 million shares of HAPC common stock at $5.97 per share through private transactions with third parties totaling approximately $17 million in connection with the then-pending sale of InfuSystem. With the shares purchased as of that date, the Company owned approximately 15% of the issued and outstanding HAPC common stock and disclosed its intention to vote such shares in favor of the acquisition. As of February 27, 2009, the latest date reported by HAPC, the 2.8 million shares held by the Company remained at approximately 15% of the issued and outstanding common stock of HAPC. Since the time the shares of HAPC common stock were purchased by the Company, the share price of HAPC common stock has significantly decreased from the Company’s purchase price of $5.97 per share. During the third quarter of 2008, the Company determined that the decline in the fair value of the investment in HAPC common stock was other than temporary based primarily on the significant decline in the market value and the uncertainty of the current market conditions. As such, the Company recorded the impairment loss and established a new cost basis in the investment as of September 30, 2008 in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). During the fourth quarter of 2008, the Company determined that the further decline in the fair value of the investment in HAPC common stock was temporary based on the Company’s belief that a short three-month period lapse from the most recent other-than-temporary impairment recognition at September 30, 2008 is insufficient to determine that the decline in the fourth quarter of 2008 was other-than-temporary. Further, the Company was not aware of any adverse changes to HAPC’s financial condition and considered the decline to be immaterial. The decline in the fair value of the HAPC common stock during the fourth quarter was recorded as an unrealized loss and reflected in other comprehensive loss.

Interest and Other Income

Interest and other income, net, from continuing operations increased 103%, or $2.5 million, to $4.9 million for the year ended December 31, 2008 from $2.4 million for the year ended December 31, 2007. The increase was primarily due to the interest earned from the HAPC note receivable and the amortization of deferred financing fees received from HAPC at the close of the sale of InfuSystem, which reflected twelve months of income in 2008 and approximately two months of income in 2007.

Income Taxes

During the year ended December 31, 2008, the Company recorded an income tax provision from continuing operations of approximately $448,000, compared to an income tax benefit from continuing operations of $2.5 million for the year ended December 31, 2007. The Company’s effective tax rate for the year ended December 31, 2008 was a tax expense rate of 1.5% compared to a tax benefit rate of 21.8% for the year ended December 31, 2007. The decrease in the effective income tax benefit rates for the year ended December 31, 2008 was primarily due to $11.6 million of expense not deductible for tax purposes related to purchased in-process research and development charges recorded during the third quarter of 2008 and an increase in the federal valuation allowance for non-current deferred tax assets recorded during the year ended December 31, 2008. See Note 8 of the Notes to Consolidated Financial Statements for further information.

Consolidated Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues

Net revenues from continuing operations increased 24%, or $22.9 million, to $116.5 million for the year ended December 31, 2007 from $93.6 million for the year ended December 31, 2006.

Regional Anesthesia product revenues increased 32%, or $21.7 million, to $89.6 million for the year ended December 31, 2007 from $67.9 million for the year ended December 31, 2006. This increase was primarily due to increased clinical usage of the ON-Q PainBuster Post-Operative Pain Relief System and C-bloc Continuous Nerve Block System by surgeons in the United States. Revenue from the C-bloc Continuous Nerve Block Systems increased 141%, or $9.3 million, to $15.9 million for the year ended December 31, 2007 compared to the prior year, primarily due to improved customer awareness of clinical efficacy and favorable reimbursement from third parties. The average selling price for the year ended December 31, 2007 was comparable to the prior year. Other Regional Anesthesia products include the Soaker Catheter and the SilverSoaker Catheter.

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

Cost of Revenues

Cost of revenues from continuing operations increased 22%, or $5.7 million, to $32.0 million for the year ended December 31, 2007 from $26.3 million for the year ended December 31, 2006. The increase was primarily due to higher sales volume. As a percentage of net revenues, cost of revenues decreased for the year ended December 31, 2007 by approximately one percentage point compared to the prior year. The decrease in cost of revenues as a percentage of net revenues is primarily due to the favorable change in sales mix toward high-margin Regional Anesthesia products.

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

Impairment Loss on Investments

For the year ended December 31, 2007, the Company recognized an other-than-temporary impairment of $6.1 million on its investment in HAPC common stock. The Company determined that the decline in the fair value of the investment in HAPC common stock was other than temporary based primarily on the significant decline in the market value and its intent to sell the investment in the short-term. As such, the Company recorded the impairment loss and established a new cost basis in the investment as of December 31, 2007 in accordance with SFAS 115.

Interest and Other Income

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

Income Taxes

Income tax benefit from continuing operations decreased to $2.5 million for the year ended December 31, 2007 from $17.6 million for the year ended December 31, 2006. The decrease for the year ended December 31, 2007 was due to a release of the valuation allowance for deferred tax assets with an incremental tax benefit of approximately

$16.8 million that was recorded during the year ended December 31, 2006. The remaining valuation allowance relates to temporary timing differences that are not currently determined to be more likely than not to be realized. The income tax benefit was consistent with the guidance in SFAS No. 109, Accounting for Income Taxes, which addresses financial accounting for deferred tax assets. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when management believes it is more likely than not, based on available evidence, that projected future taxable income will be insufficient to recover the deferred tax assets. In the event the Company is unable to operate at a profit and unable to generate sufficient future taxable income, it would be required to increase the valuation allowance against all of its deferred tax assets.

In the design and improvement of its products, I-Flow incurs research and development costs that qualify for federal and state tax credits. An increase in credits occurred during 2007 due to an additional analysis regarding the expenses that qualify for state and federal research and development credits.

The Company’s effective tax rate for the year ended December 31, 2007 was a tax benefit of 21.8% compared to a tax benefit rate of 253.4% for the year ended December 31, 2006. The change in the effective tax rate is primarily the result of the valuation allowance release for the year ended December 31, 2006, which allowed a majority of the Company’s deferred tax assets to be recognized.

Liquidity and Capital Resources

During the year ended December 31, 2008, cash used in operating activities from continuing operations was $11.0 million compared to $6.6 million for the same period in the prior year. The increase in cash used by operating activities is primarily due to federal income tax payments of $12.9 million made during the first and third quarters of 2008 in connection with the taxable gain from the sale of InfuSystem in October 2007, an increase in inventories and a decrease in accrued payroll and related expenses due to the timing of payments, offset in part by a decrease in accounts receivable resulting from improved collections.

During the year ended December 31, 2008, cash used in investing activities from continuing operations was $16.1 million compared to $11.7 million for the same period in the prior year. The increase in cash used in investing activities was primarily due to the cash payment made for the acquisition of AcryMed in February 2008 and the receipt of $2.6 million for deferred financing fees received at the close of the sale of InfuSystem in October 2007 compared to $75,000 received in 2008, offset in part by a decrease in the purchases of investments, including $16.7 million used for the purchase of approximately 2.8 million shares of HAPC common stock in 2007, an increase in net proceeds from the maturities of investments in 2008 and the repayments from HAPC on the note receivable in 2008.

The Company’s investing activities are impacted by sales, maturities and purchases of its short-term investments. The principal objective of the Company’s asset management activities is to maximize net investment income while maintaining acceptable levels of credit and interest rate risk and facilitating its funding needs. Thus, the Company’s current policy is to invest its excess cash in highly liquid money market funds. The Company does not hold any direct or indirect investments in auction rate securities.

During the year ended December 31, 2008, cash used in financing activities from continuing operations was $12.1 million compared to cash provided by financing activities of $14.2 million for the same period in the prior year. The increase in cash used in financing activities was due to a decrease in proceeds from the exercise of stock options and the repurchase of approximately 907,000 shares of Company stock totaling $10.6 million in open market transactions and approximately 266,000 shares of Company stock totaling $2.6 million repurchased by the Company related to employee payroll tax withholdings from the vesting of certain restricted stock and restricted stock units and the exercise of certain outstanding stock options during the year ended December 31, 2008. This compares to approximately 95,000 shares purchased during the year ended December 31, 2007 totaling $1.5 million related to employee payroll tax withholdings. No shares of Company stock were repurchased in the open market during the year ended December 31, 2007.

As of December 31, 2008, the Company had cash and cash equivalents of $39.3 million, short-term investments of $9.1 million, net accounts receivable of $21.9 million and net working capital of $70.1 million. Management believes the current funds, together with possible borrowings on the existing line of credit, are sufficient to provide for the Company’s projected needs to maintain operations for at least the next 12 months. The Company may decide to sell equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.

The Company has a $20.0 million working capital line of credit with Silicon Valley Bank. The line of credit facility initially expired on October 15, 2008 and originally included a revolving credit facility of $10.0 million. Effective December 18, 2008, the Company renewed the line of credit facility for $20.0 million and extended the term of the credit facility to December 17, 2009. The Company is able to borrow, repay and reborrow under the line of credit facility at any time. Amounts outstanding under the line of credit facility bear interest at one percentage point above Silicon Valley Bank’s prime rate (3.25% at December 31, 2008), but no less than 4.0% per annum. The Company did not have any borrowings under the line of credit facility during the years ended December 31, 2008 and 2007. As of December 31, 2008 and 2007, the Company did not have an outstanding balance under the line of credit facility.

The Company’s line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to the ratio between certain assets and liabilities of the Company and to the achievement of an adjusted minimum profitability level. As of December 31, 2008, the Company was in compliance with its current ratio covenant and is in the process of obtaining a waiver with respect to its minimum profitability covenant.

On February 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a new stock repurchase program, which would be in existence for 12 months, unless the program is terminated sooner by the board of directors. This new stock repurchase program superseded and replaced any other repurchase program that the Company previously announced. On August 12, 2008, the Company’s board of directors authorized the repurchase of up to an additional 1,000,000 shares of the Company’s common stock for a total of up to 2,000,000 shares authorized for repurchase under the stock repurchase program. The stock repurchase program was also extended to August 8, 2009, unless terminated sooner by the board of directors.

During the year ended December 31, 2008, the Company repurchased 907,452 shares with a weighted-average purchase price of $11.70 per share under this program. Also, in connection with the Company’s 2001 Equity Incentive Plan, the Company may repurchase shares of common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock and restricted stock units. In addition, the board of directors approved the withholding of shares of common stock for the satisfaction of payment of the exercise price and individual tax withholdings for the exercise of certain outstanding stock options. A summary of the Company’s repurchase activity for the year ended December 31, 2008 is as follows:

	Total Number of		Total Number of		Maximum Number of
	Shares Repurchased		Shares Purchased		Shares That May Yet
	For Tax		Under the Stock		Be Purchased Under
	Withholding/	Average	Repurchase	Average	the Stock
	Exercise Price	Price Paid	Program	Price Paid	Repurchase Program
2008	Purposes(1)	per Share	(2)	per Share	(2)

January 1 — January 31	55,414	$14.31	—	$—	—
February 1 — February 29	125,418	14.02	—	—	2,000,000
March 1 — March 31	449	13.87	93,000	14.37	1,907,000
April 1 — April 30	—	—	7,500	14.52	1,899,500
May 1 — May 31	—	—	484,153	12.61	1,415,347
June 1 — June 30	—	—	143,351	12.27	1,271,996
July 1 — July 31	134	10.16	—	—	1,271,996
August 1 — August 31	444	9.11	45,785	9.80	1,226,211
September 1 — September 30	179	10.09	58,606	9.94	1,167,605
October 1 — October 31	688	7.30	—	—	1,167,605
November 1 — November 30	67	4.24	75,057	3.64	1,092,548
December 1 — December 31	83,120	5.50	—	—	1,092,548

Total	265,913	$11.38	907,452	$11.70	1,092,548

(1)	The total number of shares repurchased represents shares delivered to or withheld by the Company in connection with employee payroll tax withholding upon vesting of restricted stock and restricted stock units and the satisfaction of payment of the exercise price and employee tax withholding for the exercise of certain outstanding stock options.

(2)	The stock repurchase program authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. The program will be in existence until August 8, 2009, unless the program is terminated sooner by the board of directors.

Contractual Obligations and Commercial Commitments

As of December 31, 2008, future payments related to contractual obligations and commercial commitments, excluding amounts already recorded on the Company’s balance sheets as current liabilities, are as follows:

	Payment Due by Period
	Less than	1 to 3	3 to 5	More than
	1 Year	Years	Years	5 Years	Total
	(Amounts in thousands)

Operating Lease Obligations for Facilities	$1,287	$1,772	$—	$—	$3,059
Purchase Commitments with Suppliers(1)	7,191	—	—	—	7,191

Total Contractual Obligations and Commercial Commitments	$8,478	$1,772	$—	$—	$10,250

(1)	Includes contractual agreements and purchase orders for raw materials, finished goods and services to be incurred in the ordinary course of business, which are enforceable and legally binding.

The contractual obligations listed above exclude $0.8 million in long-term liability recorded in connection with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. The contractual obligations table also excludes $4.0 million in long-term liability that the Company recorded in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, due to its indemnification of HAPC for all taxes imposed on or relating to periods ending on or prior to the closing date of the sale of

InfuSystem, which was October 25, 2007. InfuSystem is subject to income tax of multiple state jurisdictions. The tax year 2004 and later years remain open to examination by the major state taxing jurisdictions to which InfuSystem is subject depending on the state taxing authority. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, these amounts are not included in the table above.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; however, the FASB staff has approved a one-year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 has not impacted the Company’s consolidated financial statements, except for disclosure requirements. See Note 3 of the Notes to Consolidated Financial Statements for information and related disclosure regarding the Company’s fair value measurements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, Business Combinations (“SFAS 141”), but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. SFAS 141(R) became effective for the Company January 1, 2009. Accordingly, the Company recorded the acquisition of AcryMed on February 15, 2008 following SFAS 141. The Company expects SFAS 141(R) will have an impact on the tax treatment of the acquisition of AcryMed subsequent to the adoption of SFAS 141(R) to the extent the valuation allowance recorded for the deferred tax assets related to the AcryMed acquisition is released in future years or any future purchase accounting adjustments are recorded. SFAS 141(R) will also impact the accounting for business combination for any future acquisitions.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for interim periods and fiscal years beginning after December 15, 2008. The Company does not expect this FSP to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1). FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. Earlier application is not permitted. The adoption of FSP 03-6-1 will impact the calculation of the Company’s earnings per share on a retrospective and prospective basis.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 was effective immediately upon issuance. The adoption of FSP No. FAS 157-3 did not have an effect on the Company’s consolidated financial statements. See Note 3 of the Notes to Consolidated Financial Statements for information and related disclosure regarding the Company’s fair value measurements.

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

Inventories

The Company values inventory on a part-by-part basis at the lower of the actual cost to purchase or manufacture the inventory on a first-in, first-out basis and the current estimated market value of the inventory. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory on specifically identified items based primarily on the estimated forecast of product demand and production requirements for the next two years. A significant increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, the Company’s estimates of future product demand may prove to be inaccurate and thus the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have overstated cost of goods sold in previous periods and would have recognized additional operating income at the time of sale. Therefore, although the Company seeks to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and reported operating results.

Short-Term Investments

The Company considers all highly liquid interest-earning investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Investments with a maturity beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale in accordance with SFAS 115, and are recorded at fair market value based on quoted market prices using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in other comprehensive loss. The Company reviews its investments for impairment in accordance with SFAS 115 and FASB Staff Position SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”). Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company considers available quantitative and qualitative evidence (both positive and negative) in evaluating potential impairment of its investment, including factors such as the Company’s holding strategy for the investment, general market conditions, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of the investee and the Company’s intent to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis is established in the investment.

The Company determined that there were other-than-temporary impairments on its investment in HAPC common stock as of September 30, 2008 and recorded an other-than-temporary impairment of approximately $4.6 million during the third quarter of 2008 and established a new cost basis in the investment as of September 30, 2008 in accordance with SFAS 115 and FSP 115-1. The Company continues to hold approximately 2.8 million shares of HAPC common stock. If the fair value of HAPC common stock declines further and the decline is determined to be other-than-temporary, or if the Company sells shares of HAPC at lower than the current cost basis, any resulting impairment charges under SFAS 115 and FSP 115-1 or capital loss on sale of the shares would have an adverse effect on the Company’s net income or increase net losses.

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

In July 2006, the FASB issued FIN 48, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of federal and state tax laws and regulations in various taxing jurisdictions. If the Company ultimately determines that the payment of these liabilities will be unnecessary, the Company would reverse the liability and recognizes a tax benefit during the period in which the Company determines the liability no longer applies. Conversely, the Company records additional tax charges in a period in which the Company determines that a recorded tax liability is less than the Company expects the ultimate assessment to be. As a result of these adjustments, the Company’s effective tax rate in a given financial statement period could be materially affected.

Contingencies

The Company accounts for contingencies in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, which require that the Company record an estimated loss from loss contingency, such as legal proceedings, when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. In most cases, significant judgment is required to estimate the range of probable potential loss and timing of a loss to be recorded.

The Company has, to date, been named as a defendant in approximately 63 ongoing lawsuits seeking damages as a result of alleged chondrolysis. Many of these lawsuits name defendants in addition to the Company such as physicians, drug companies and other device manufacturers. It is not known to what degree, if any, the potential liability of other parties may affect the ultimate cost to the Company, and the Company has no cost-sharing arrangements with other defendants. As of December 31, 2008, the Company believed the range of probable potential loss to the Company for the pending lawsuits was $10.9 million to $80.0 million. The range of probable potential loss represented the Company’s estimated out-of-pocket cost for claims already asserted, including the estimated cost of legal fees and potential settlements with claimants, to the extent not covered by insurance, in compliance with the Company’s accounting policy. No accrual has been made for unasserted claims, because the number and cost of such claims cannot be reasonably estimated. This range was determined based on the number of actual cases brought against the Company and includes estimated payments for self-insured retentions that would be made to its product liability insurance carriers and any amounts in excess of its insurance coverage amount.

Circumstances affecting the reliability and precision of loss estimates include the duration and complexity of litigation, the number and size of any eventual settlements with claimants, and with regard to self-insured retention amounts for which the Company may be liable on a per case basis, the number of active cases applicable to specific insurance policy layers. Due to a lack of history of litigation concerning product liability claims, the Company was unable to determine the time period over which the amounts will be paid out. Since the Company was unable to determine the best estimate within the range, the Company recorded $10.9 million in loss contingency as of December 31, 2008, which represented the low end of the estimated range. As a result of the significant increase in product liability insurance and the loss contingency, the Company recorded a total of $14.4 million as certain litigation and insurance charges in the operating expenses during the year ended December 31, 2008, which is comprised of $10.9 million in loss contingency and $3.5 million in additional insurance expense for the increase in product liability insurance. As of December 31, 2008, the loss contingency that was recognized on the balance sheet as Accrued Litigation Costs was $10.5 million. See Note 9 of the Notes to Consolidated Financial Statements for additional information. Events may arise that were not anticipated and the outcome of a contingency may result in an uninsured loss to the Company that differs from the previously estimated liability, which could result in a material difference from that recorded in the current period.

Goodwill

The Company recognizes goodwill in accordance with SFAS 142. Under SFAS 142, goodwill and other intangible assets with indefinite lives are not amortized but are tested at least annually for impairment. The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill may have occurred. The Company compares the fair value of its reporting units to their net carrying value to determine whether or not any potential impairment of goodwill exists. Goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value. An impairment loss is recognized to the extent the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities.

During 2008, general economic and stock market conditions worsened considerably resulting in material adverse declines in stock prices. The Company’s stock price declined significantly during this period. During the fourth quarter of 2008, the Company’s market capitalization fell below its recorded book value. The Company believes it is reasonable to consider market capitalization as an indicator of fair value over a reasonable period of time and, as such, performed an impairment testing during the fourth quarter of 2008. No goodwill impairment was identified. If the current and economic market conditions persist and if there is a prolonged period of weakness in the business environment, the Company’s business may be adversely affected, which could result in an impairment of goodwill in the future.

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

The principal objective of the Company’s asset management activities is to maximize net investment income while maintaining acceptable levels of credit and interest rate risk and facilitating its funding needs. At December 31, 2008, the carrying values of the Company’s financial instruments approximated fair values based on current market prices and rates. As of December 31, 2008, approximately 79% of the Company’s cash equivalents and short-term investments have maturity dates of 90 days or less and approximately 21% have maturity dates of greater than 90 days but not more than 365 days. The Company is susceptible to market value fluctuations with regard to its short-term investments. However, due to the relatively short maturity period of those investments and based on their highly liquid nature, the risk of material market value fluctuations is not expected to be significant. As of December 31, 2008, the Company did not hold any direct or indirect investments in auction rate securities.

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

Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning of	Costs		End of
Classification	Period	and Expenses	Deductions(1)	Period
	(Amounts in thousands)

Year Ended December 31, 2006:
Allowance for doubtful accounts	$3,072	$442	$(109)	$3,405
Year Ended December 31, 2007:
Allowance for doubtful accounts	3,405	730	(2,173)	1,962
Year Ended December 31, 2008:
Allowance for doubtful accounts	1,962	458	(357)	2,063

The above schedule represents balances and activity for the Company’s continuing operations.

(1)	Deductions in all years reported represent reductions to the reserve account and the related asset account. Specifically, deductions from the reserve for allowance for doubtful accounts represent the write-off of uncollectible accounts receivable balances.

Selected Quarterly Financial Data

The Selected Quarterly Financial Data is set forth above under the heading “Selected Quarterly Financial Data” on page 22 and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

(b)	Management Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management excluded from its assessment the internal control over financial reporting at AcryMed, which was acquired on February 15, 2008 and whose financial statements constitute 11% of total assets, 4% of total revenues and 40% of operating loss of the consolidated financial statement amounts as of and for the year ended December 31, 2008. Based on this assessment, management concluded that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by the Company’s independent registered public accounting firm, as stated in their report which is included herein.

March 9, 2009

(c)	Change in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Except for information concerning our executive officers, which is included in this report on page 18 under the heading “Executive Officers of the Registrant,” the information required by Item 10 is incorporated by reference to the Company’s proxy statement for its 2009 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated by reference to the Company’s proxy statement for its 2009 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the Company’s proxy statement for its 2009 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 is incorporated by reference to the Company’s proxy statement for its 2009 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the Company’s proxy statement for its 2009 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

Page in This
Report

(1) Financial Statements
The documents described in the “Index to Consolidated Financial Statements” are included in this report	43
(2) Financial Statement Schedule included herein:
Schedule II — “Valuation and Qualifying Accounts”	39
All other schedules are omitted, as the required information is inapplicable.
(3) Exhibits
The list of exhibits contained in the accompanying Index to Exhibits is incorporated herein by reference.
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1

(b)	See (a)(3) above.

(c)	There are no financial statements required by Regulation S-X (17 CFR 210) which are or will be excluded from the annual report to shareholders by Rule 14a-3(b).

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
I-Flow Corporation
Lake Forest, California:

We have audited the accompanying consolidated balance sheets of I-Flow Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at AcryMed Incorporated, a wholly owned subsidiary, which was acquired on February 15, 2008 and whose financial statements constitute 11% of total assets, 4% of total revenues and 40% of operating loss of the consolidated financial statement amounts as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at AcryMed. The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I-Flow Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007.

/s/  Deloitte & Touche LLP

Costa Mesa, California
March 9, 2009

I-FLOW CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(Amounts in thousands,
	except share and per
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$39,276	$78,571
Short-term investments	3,384	14,379
Short-term investments — HAPC common stock	5,703	10,533
Accounts receivable, less allowance for doubtful accounts of $2,063 and $1,962 at December 31, 2008 and 2007, respectively	21,930	22,443
Inventories	15,819	13,128
Prepaid expenses and other current assets	3,356	1,267
Note receivable, HAPC — current	3,270	2,044
Deferred taxes	961	1,499

Total current assets	93,699	143,864

Property, net	4,127	3,318
Goodwill	12,233	—
Other intangible assets, net	4,201	2,586
Other long-term assets	170	133
Note receivable, HAPC — noncurrent	26,980	30,250
Deferred taxes	7,277	8,504

Total assets	$148,687	$188,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,882	$4,570
Accrued payroll and related expenses	6,138	7,724
Income taxes payable	—	12,450
Accrued litigation costs (Note 9)	10,467	—
Other current liabilities	2,140	1,933

Total current liabilities	23,627	26,677

Other liabilities	6,015	6,402
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 40,000,000 shares authorized, 24,534,190 and 24,973,537 shares issued and outstanding at December 31, 2008 and 2007, respectively	136,338	142,197
Accumulated other comprehensive loss	(379)	(207)
Retained earnings (accumulated deficit)	(16,914)	13,586

Total stockholders’ equity	119,045	155,576

Total liabilities and stockholders’ equity	$148,687	$188,655

See accompanying Notes to Consolidated Financial Statements.

I-FLOW CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands, except per
	share amounts)

Net revenues	$133,055	$116,474	$93,582
Cost of revenues	36,619	32,025	26,267

Gross profit	96,436	84,449	67,315

Operating expenses
Selling and marketing	73,143	71,928	57,731
General and administrative	22,268	17,664	15,012
Product development	5,044	2,657	2,436
Certain litigation and insurance charges (Note 9)	14,397	—	—
Purchased in-process research and development charges (Note 5)	11,600	—	—
Impairment of intangibles (Note 1)	380	—	—

Total operating expenses	126,832	92,249	75,179

Operating loss	(30,396)	(7,800)	(7,864)
Impairment loss on investment	(4,569)	(6,118)	—
Interest and other income	4,913	2,425	933

Loss from continuing operations before income taxes	(30,052)	(11,493)	(6,931)
Income tax benefit (provision)	(448)	2,500	17,561

Income (loss) from continuing operations, net of tax	(30,500)	(8,993)	10,630
Discontinued operations:
Income from discontinued operations, net of tax	—	4,825	3,044
Gain on sale of discontinued operations, net of tax	—	45,396	—

Net income (loss)	$(30,500)	$41,228	$13,674

Per share of common stock, basic:
Income (loss) from continuing operations, net of tax	$(1.26)	$(0.37)	$0.47
Income from discontinued operations, net of tax	—	0.20	0.13
Gain on sale of discontinued operations, net of tax	—	1.90	—

Net income (loss)	$(1.26)	$1.73	$0.60

Per share of common stock, diluted:
Income (loss) from continuing operations, net of tax	$(1.26)	$(0.37)	$0.44
Income from discontinued operations, net of tax	—	0.20	0.13
Gain on sale of discontinued operations, net of tax	—	1.90	—

Net income (loss)	$(1.26)	$1.73	$0.57

Weighted-average shares:
Basic	24,275	23,889	22,887
Diluted	24,275	23,889	24,071

Comprehensive Income (Loss):
Net income (loss)	$(30,500)	$41,228	$13,674
Unrealized gain (loss) on securities, net of tax	(171)	7	96
Foreign currency translation adjustments	(1)	(51)	(17)

Comprehensive income (loss)	$(30,672)	$41,184	$13,753

See accompanying Notes to Consolidated Financial Statements.

I-FLOW CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated	Retained
			Other	Earnings
	Common Stock		Comprehensive	(Accumulated
	Shares	Amount	Income (Loss)	Deficit)	Total
	(Amounts in thousands)

Balance, January 1, 2006	22,629	$110,890	$(242)	$(40,599)	$70,049
Exercise of common stock options and warrants and vested restricted stock units	745	2,691			2,691
Stock-based compensation		5,511			5,511
Issuance of restricted stock awards	522
Issuance of stock from stock upward repricing event	5
Unrealized gain on securities			96		96
Foreign currency translation adjustment			(17)		(17)
Net income				13,674	13,674

Balance, December 31, 2006	23,901	119,092	(163)	(26,925)	92,004
Cumulative effect of adjustments from adoption of FIN 48 (Note 8)				(717)	(717)

Balance, January 1, 2007	23,901	119,092	(163)	(27,642)	91,287
Exercise of common stock options and warrants and vested restricted stock units	1,027	7,096			7,096
Tax benefit from exercise of stock options and vested restricted stock and restricted stock units		10,248			10,248
Stock-based compensation		7,261			7,261
Tax shares withheld and retired in connection with vested restricted stock and restricted stock units	(95)	(1,500)			(1,500)
Issuance of restricted stock awards	141
Unrealized gain on securities			7		7
Foreign currency translation adjustment			(51)		(51)
Net income				41,228	41,228

Balance, December 31, 2007	24,974	$142,197	$(207)	$13,586	$155,576
Exercise of common stock options and vested restricted stock units	542	353			353
Tax benefit from exercise of stock options and vested restricted stock and restricted stock units		46			46
Stock-based compensation		6,973			6,973
Shares withheld and retired in connection with tax withholdings for the exercise of stock options and vested restricted stock and restricted stock units and the satisfaction of payment of exercise price	(266)	(2,618)			(2,618)
Purchase and retirement of treasury stock	(907)	(10,613)			(10,613)
Issuance of restricted stock awards	191
Unrealized loss on securities, net			(171)		(171)
Foreign currency translation adjustment			(1)		(1)
Net income				(30,500)	(30,500)

Balance, December 31, 2008	24,534	$136,338	$(379)	$(16,914)	$119,045

See accompanying Notes to Consolidated Financial Statements.

I-FLOW CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Cash flows from operating activities:
Net income (loss)	$(30,500)	$41,228	$13,674
Income from discontinued operations, net of tax	—	(4,825)	(3,044)
Gain on sale of discontinued operations, net of tax	—	(45,396)	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchased in-process research and development charges	11,600	—	—
Stock-based compensation	6,973	6,515	5,116
Impairment loss on investment	4,569	6,118	—
Depreciation and amortization	2,217	1,604	1,432
Deferred taxes	1,455	7,663	(17,666)
Excess tax benefit from exercise of stock options and vested restricted stock and restricted stock units	(760)	(8,565)	—
Amortization of deferred financing fees from note receivable, HAPC	(711)	—	—
Write-off of inventory	582	633	72
Provision for doubtful accounts receivable	458	730	442
Impairment of intangibles	380	—	—
Loss (gain) on disposal of property	(4)	(2)	40
Changes in operating assets and liabilities, net of effect of discontinued operations and AcryMed acquisition:
Accounts receivable	992	(4,238)	(5,954)
Inventories	(2,522)	(150)	(2,154)
Prepaid expenses and other assets	(637)	187	(279)
Accounts payable and accrued payroll and related expenses	(2,037)	826	3,289
Income taxes payable	(13,805)	(13,003)	(210)
Accrued litigation costs	10,467	—	—
Other liabilities	249	4,084	152

Net cash used in operating activities from continuing operations	(11,034)	(6,591)	(5,090)
Net cash provided by operating activities of discontinued operations	—	7,464	8,872

Net cash provided by (used in) operating activities	(11,034)	873	3,782

See accompanying Notes to Consolidated Financial Statements.

I-FLOW CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Cash flows from investing activities:
Acquisition of AcryMed, net of cash acquired	(26,663)	—	—
Receipt of principal payments on note receivable, HAPC	2,044	409	—
Receipt of deferred financing fees from note receivable, HAPC	75	2,586	—
Property acquisitions	(1,664)	(1,437)	(1,193)
Proceeds from sale of property	11	—	—
Purchase of HAPC common stock	—	(16,652)	—
Purchases of other investments	(13,275)	(18,121)	(19,600)
Maturities of investments	24,268	21,884	14,838
Patents and licensing right acquisitions	(910)	(389)	(628)

Net cash used in investing activities from continuing operations	(16,114)	(11,720)	(6,583)
Net cash provided by (used in) investing activities from discontinued operations	—	64,225	(2,506)

Net cash provided by (used in) investing activities	(16,114)	52,505	(9,089)

Cash flows from financing activities:
Purchase and retirement of common and treasury stock	(13,231)	(1,500)	—
Proceeds from exercise of stock options and warrants	353	7,096	2,691
Excess tax benefit from exercise of stock options and vested restricted stock and restricted stock units	760	8,565	—

Net cash provided by (used in) financing activities from continuing operations	(12,118)	14,161	2,691
Net cash provided by financing activities from discontinued operations	—	2,183	—

Net cash provided by (used in) financing activities	(12,118)	16,344	2,691

Effect of exchange rates on cash	(29)	(51)	(17)

Net increase (decrease) in cash and cash equivalents	(39,295)	69,671	(2,633)
Net (increase) decrease in cash and cash equivalents from discontinued operations	—	(388)	508
Cash and cash equivalents at beginning of year	78,571	9,288	11,413

Cash and cash equivalents at end of year	$39,276	$78,571	$9,288

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$47

Income tax payments	$13,557	$333	$286

Tax benefit from exercise of stock options	$46	$10,248	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Property acquisitions	$36	$598	$1,126

Issuance of note receivable, HAPC in conjunction with the sale of InfuSystem	$—	$32,703	$—

See accompanying Notes to Consolidated Financial Statements.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations — I-Flow Corporation (“I-Flow” or the “Company”) was incorporated in California on July 17, 1985. On July 30, 2001, the Company reincorporated in the State of Delaware by merging into a wholly owned subsidiary incorporated in Delaware. The Company is improving surgical outcomes by designing, developing and marketing technically-advanced, low-cost drug delivery systems and innovative surgical products for post-surgical pain relief and surgical site care. The Company’s products are used in hospitals, homes and other settings, including free-standing surgery centers and physician offices.

Principles of Consolidation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash in the bank, investment-grade bonds with a maturity date of 90 days or less at the date of purchase and money-market funds with immediate availability. The Company maintains its cash and cash equivalents primarily with a single financial institution, which potentially subjects the Company to concentrations of credit risk related to temporary cash investments that are in excess of the currently federally insured amounts of $250,000 per account.

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

The Company reviews its investment for impairment in accordance with SFAS 115, Financial Accounting Standards Board (the “FASB”) Staff Position SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and Staff Accounting Bulletins 5.M, Other Than Temporary Impairment of Certain Investments in Dept and Equity Securities. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company considers available quantitative and qualitative evidence (both positive and negative) in evaluating potential impairment of its investment, including factors such as the Company’s holding strategy for the investment, general market conditions, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of the investee and the Company’s intent to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to operations and a new cost basis is established in the investment.

The Company determined that there was an other-than-temporary impairment on its investment in common stock of InfuSystem Holdings, Inc. (formerly known as HAPC, Inc. (“HAPC”)) (“HAPC common stock”) during the years ended December 31, 2008 and 2007. During the year ended December 31, 2007, the Company recognized an other-than-temporary impairment of approximately $6.1 million. The Company determined that the further decline in the fair value of the investment in HAPC common stock during the third quarter of 2008 was other than temporary. As a result, the Company recorded $4.6 million in impairment during the third quarter of 2008. Due to the significant decline of the fair value of HAPC common stock during the third quarter of 2008 and the uncertainty of the current market conditions, the Company recorded the impairment loss and established a new cost basis in the investment as of September 30, 2008 in accordance with SFAS 115. During the fourth quarter of 2008, the Company determined that the further decline in the fair value of the investment in HAPC common stock was temporary based on the Company’s belief that a short three-month period lapse from the most recent other-than-temporary impairment recognition at September 30, 2008 is insufficient to determine that the decline in the fourth quarter

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

of 2008 was other-than-temporary. Further, the Company was not aware of any adverse changes to HAPC’s financial condition and considered the decline to be immaterial. The decline in the fair value of the HAPC common stock during the fourth quarter was recorded as an unrealized loss and reflected in other comprehensive loss. See Note 3 on Investments.

Inventories — Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of the following as of December 31:

	2008	2007
	(Amounts in thousands)

Raw Materials	$7,501	$6,534
Work in Process	2,612	2,056
Finished Goods	5,706	4,538

Total	$15,819	$13,128

Long-Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS 144, long-lived assets to be held and used are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether an impairment to such value has occurred. The Company determined that there was an impairment as of December 31, 2008 on certain developed technology intangible assets acquired in the acquisition of AcryMed Incorporated (“AcryMed”) on February 15, 2008. See Note 5 on Acquisition. As a result, the Company recorded an impairment charge of $380,000 in the fourth quarter of 2008. No other impairment of long-lived assets was identified as of December 31, 2008.

Property — Property is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Leasehold improvements are amortized using the straight-line method over the life of the asset or the remaining term of the lease, whichever is shorter. Maintenance and minor repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in the current period. Property consisted of the following as of December 31:

	2008	2007
	(Amounts in thousands)

Equipment	$10,710	$9,215
Furniture and fixtures	2,960	2,129
Accumulated depreciation and amortization	(9,543)	(8,026)

Total	$4,127	$3,318

Goodwill — The Company recognizes goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and other intangible assets with indefinite lives are not amortized but are tested at least annually for impairment. The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill may have occurred. The Company compares the fair value of its reporting units to their net carrying value to determine whether or not any potential impairment of goodwill exists. Goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value. An impairment loss is recognized to the extent the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. See Note 2 on Goodwill and Other Intangible Assets.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Discontinued Operations

The Company recognizes rental revenue, which is recognized in discontinued operations, from medical pumps as earned over the term of the related rental agreements, normally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which often significantly differ from contractually allowable rates provided by third party payors such as Medicare, Medicaid and commercial insurance carriers. Provision is made currently to reduce revenue to the estimated allowable amount per such contractual rates.

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

Accounts Receivable — The Company performs various analyses to evaluate its accounts receivable balances. It records an allowance for bad debts based on the estimated collectibility of the accounts such that the recorded amounts reflect estimated net realizable value. The Company applies specified percentages to the accounts receivable agings to estimate the amount that will ultimately be uncollectible and therefore should be reserved. The percentages are based on historical collection trends and increased as the accounts age.

Product Warranties — The Company maintains a reserve for estimated defective product returns based on historical activity. The Company does not provide an explicit product warranty for its products, and warranty claims have been insignificant in the past.

Accrued Litigation Costs — Accrued litigation costs represent the estimated loss contingency recognized in connection with certain litigation matters. The Company recognizes a loss contingency such as legal proceedings in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss (“FIN 14”). The loss contingency is recognized when the loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. In most cases, significant judgment is required to estimate the range of probable potential loss and timing of a loss to be recorded. Events may arise that were not anticipated and the outcome of a contingency may result in an uninsured loss to the Company that differs from the previously estimated liability, which could result in a material difference from that recorded in the current period. The range of probable potential loss represents the Company’s estimated out-of-pocket cost for claims already asserted, including the estimated cost of legal fees and potential settlements with claimants, to the extent not covered by insurance, in compliance with the Company’s accounting policy. No accrual has been made for unasserted claims, because the number and cost of such claims cannot be reasonably estimated. Circumstances affecting the reliability and precision of loss estimates include the duration and complexity of litigation, the number and size of any eventual settlements with claimants, and with regard to self-insured retention amounts for which the Company may be liable on a per case basis, the number of active cases applicable to specific insurance policy layers. The Company will continue to monitor the cases brought

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

against the Company and review the adequacy of the loss contingency accrual and may determine to increase its loss contingency accrual at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so. See Note 9 on Commitments and Contingencies.

Other Liabilities — Other liabilities on the balance sheet consisted of the following as of December 31:

	2008	2007
	(Amounts in thousands)

FIN 45 Liability(1)	$3,979	$3,713
FIN 48 Liability(2)	838	898
Deferred Finance Income(3)	1,155	1,791
Other	43	—

Total	$6,015	$6,402

(1)	Pursuant to the sale of InfuSystem, Inc. (“InfuSystem”) on October 25, 2007, the Company recorded a liability in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which represents the estimated fair value of its indemnification to HAPC for all tax exposures arising prior to the closing of the sale of InfuSystem. See Note 8 on Income Taxes.

(2)	The amount represents the liability recognized in connection with the Company’s adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. See Note 8 on Income Taxes.

(3)	The amount represents the facility and ticking fees that were received by the Company at the close of the sale of InfuSystem in connection with its commitment to provide HAPC with a secured promissory note. The fees were recorded as deferred finance income and amortized on straight-lined basis over four years, which is the term of the note. See Note 4 on Discontinued Operations.

Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized. The Company adopted FIN 48, effective January 1, 2007. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return, including a decision whether to file or not to file in a particular jurisdiction. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. See Note 8 on Income Taxes.

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

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Stock-based compensation expense recognized for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Continuing operations:
Selling and marketing	$1,028	$2,446	$2,373
General and administrative	5,945	4,069	2,794

Subtotal	6,973	6,515	5,167

Discontinued operations:
Selling and marketing	—	116	254
General and administrative	—	630	141

Subtotal	—	746	395

Total	$6,973	$7,261	$5,562

SFAS 123R requires companies to estimate the fair value of equity awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model, which it had previously used for valuation of option-based awards for its pro forma information required under SFAS 123 for periods prior to fiscal 2006. The determination of the fair value of option-based awards using the Black-Scholes model incorporates various assumptions including volatility, expected life of awards, risk-free interest rates and expected dividends. The expected volatility is based on the historical volatility of the price of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and non-employee directors. No options were granted during the year ended December 31, 2008. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006

Expected life (in years)	5.0	5.0
Risk-free interest rate	3.49% – 5.03%	4.53% – 5.07%
Volatility	51% – 54%	55% – 57%
Dividend yield	0.00%	0.00%

Compensation expense for all equity awards granted subsequent to December 31, 2005 is recognized using the straight-line single-option method. In accordance with SFAS 123R, the Company has factored in forfeitures in its recognition of stock-based compensation. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company accounted for forfeitures as they occurred in the pro forma information required under SFAS 123 for periods prior to fiscal 2006.

From and after May 26, 2005, all active equity incentive plans of the Company have been approved by its stockholders. Future grants of stock options (including incentive stock options or nonqualified stock options), restricted stock, restricted stock units or other forms of equity-based compensation to officers, employees, consultants and advisors of the Company and its affiliated entities are expected to be made under the I-Flow Corporation 2001 Equity Incentive Plan (the “2001 Plan”), which was approved by the stockholders in May 2001. In 2007, the Company’s stockholders re-approved the material terms of the performance goals of the 2001 Plan. The

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

maximum number of shares of common stock that may be issued pursuant to awards under the 2001 Plan is currently 7,750,000, subject to adjustments for stock splits or other adjustments as defined in the 2001 Plan.

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

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise Price	Term	Intrinsic
	of Shares	per Share	(In years)	Value
	(Amounts in thousands, except per share and year amounts)

Options outstanding at December 31, 2005	3,828	$9.66
Options granted	242	$13.56
Options exercised	(607)	$4.33
Options forfeited or expired	(169)	$14.78

Options outstanding at December 31, 2006	3,294	$10.66
Options granted	160	$15.82
Options exercised	(733)	$9.49
Options forfeited or expired	(208)	$15.34

Options outstanding at December 31, 2007	2,513	$10.97
Options granted	—	$—
Options exercised	(337)	$3.96
Options forfeited or expired	(175)	$15.06

Options outstanding at December 31, 2008	2,001	$11.79	0.96	$1,790

Options vested and exercisable at December 31, 2008	1,905	$11.63	0.87	$1,790

The weighted-average fair value of options granted during the years ended December 31, 2007 and 2006, estimated as of the grant date using the Black-Scholes option valuation model, was $8.06 per option and $7.24 per option, respectively. The total intrinsic value of options exercised during the year ended December 31, 2008, 2007 and 2006 was $2.5 million, $6.4 million and $6.3 million, respectively. As of December 31, 2008, the Company has approximately 96,000 options that are unvested and estimates that approximately 52,000 options will vest in the future based on estimated forfeiture rates.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information with respect to stock options outstanding for all plans as of December 31, 2008:

Options Outstanding				Options Exercisable
		Weighted-
		Average			Weighted-
	Number	Remaining	Weighted-	Number	Average
	of Shares	Contractual	Average	of Shares	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Price

$1.28	243,282	2.00	$1.28	243,282	$1.28
$1.29 - $3.37	299,132	1.00	$3.37	299,132	$3.37
$3.38 - $13.54	45,523	1.16	$12.10	37,601	$12.15
$13.55	628,329	0.01	$13.55	628,329	$13.55
$13.56 - $17.57	231,740	2.17	$14.96	150,442	$15.05
$17.58	540,500	1.01	$17.58	540,500	$17.58
$17.59 - $19.81	12,000	3.04	$18.63	5,288	$18.74

Total	2,000,506	0.96	$11.79	1,904,574	$11.63

Options to purchase 2,218,027 shares of the Company’s common stock were available for grant under the 2001 Plan as of December 31, 2008.

As of December 31, 2008, total unrecognized compensation expense related to unvested stock options from continuing operations was $0.2 million. This expense is expected to be recognized over a remaining weighted-average period of 2.73 years.

Effective January 1, 2006, under SFAS 123R, approximately 300,000 stock options with exercise prices of $1.33 or $2.47 per share were increased to $1.66 and $2.91 per share, respectively. In January 2006, the Company compensated the 25 affected option holders for the increased exercise price by granting approximately 5,000 shares of the Company’s common stock. A total of approximately $100,000 of incremental compensation cost was recognized in continuing operations during the year ended December 31, 2006 for the increased exercise prices and shares granted. The primary purpose of the amended exercise price and acceleration was to comply with new deferred compensation tax laws.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock units are granted pursuant to the 2001 Plan and as determined by the compensation committee of the board of directors or the board of directors itself. Restricted stock awards granted to non-employee directors have a one-year vesting (i.e., lapse of restrictions) period from the date of grant. Restricted stock and restricted stock units granted to officers and employees of the Company generally have vesting periods ranging from two to five years from the date of grant. Restricted stock units granted to sales representatives and sales management generally have a maximum vesting term of three years from the date of grant. The Company issues new shares upon the issuance of restricted stock or vesting of restricted stock units. In accordance with SFAS 123R, the fair value of restricted stock and restricted stock units is based on the closing stock price on the date of grant and the expense is recognized on a straight-line basis over the requisite vesting period. The total number of shares of restricted stock and restricted stock units expected to vest is adjusted by estimated forfeiture rates. The following table provides a summary of the Company’s restricted stock and restricted stock units as of December 31,

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

2008 and of changes in restricted stock and restricted stock units outstanding under the 2001 Plan during the year ended December 31, 2008:

	Restricted Stock		Restricted Stock Units
		Weighted-		Weighted-
		Average Grant		Average Grant
	Number of	Date Fair Value	Number of	Date Fair Value
	Shares	Per Share	Shares	per Share
	(Amounts in thousands, except per share amounts)

Nonvested shares outstanding at December 31, 2005	—	$—	326	$14.74
Shares issued	522	13.89	449	13.69
Shares vested or released	—	—	(109)	14.98
Shares forfeited	—	—	(118)	14.20

Nonvested shares outstanding at December 31, 2006	522	13.89	548	13.95
Shares issued	141	16.43	477	16.35
Shares vested or released	(102)	14.04	(273)	14.14
Shares forfeited	—	—	(157)	14.80

Nonvested shares outstanding at December 31, 2007	561	14.50	595	15.57
Shares issued	191	14.41	418	13.04
Shares vested or released	(235)	14.76	(206)	13.27
Shares forfeited	—	—	(131)	15.27

Nonvested shares outstanding at December 31, 2008	517	$14.35	676	$14.12

As of December 31, 2008, total unrecognized compensation costs related to nonvested restricted stock and restricted stock units was $2.9 million and $4.9 million, respectively. These expenses for the nonvested restricted stock and restricted stock units are expected to be recognized over a remaining weighted-average vesting period of 0.92 and 1.96 years, respectively. The total fair value of shares of restricted stock and restricted stock units that vested during the year ended December 31, 2008 was $3.2 million and $2.7 million, respectively. The total fair value of shares of restricted stock and restricted stock units that vested during the year ended December 31, 2007 in continuing operations was $1.6 million and $3.2 million, respectively. The total fair value of shares of restricted stock units that vested during the year ended December 31, 2006 in continuing operations was $1.2 million. No shares of restricted stock vested during the year ended December 31, 2006.

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

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following is a reconciliation between the weighted-average number of shares used in the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands,
	except per share amounts)

Numerator:
Income (loss) from continuing operations, net of tax	$(30,500)	$(8,993)	$10,630
Income from discontinued operations, net of tax	—	4,825	3,044
Gain on sale of discontinued operations, net of tax	—	45,396	—

Net income (loss)	$(30,500)	$41,228	$13,674

Denominators:
Denominator for basic earnings per share:
Weighted-average number of common shares outstanding	24,275	23,889	22,887
Effect of dilutive securities:
Stock options, nonvested restricted stock and nonvested restricted stock units	—	—	1,184

Denominator for diluted net income per share:
Weighted-average number of common and common equivalent shares outstanding	24,275	23,889	24,071

Basic earnings per share:
Income (loss) from continuing operations	$(1.26)	$(0.37)	$0.47
Income from discontinued operations	—	0.20	0.13
Gain on sale of discontinued operations	—	1.90	—

Net income (loss)	$(1.26)	$1.73	$0.60

Diluted earnings per share:
Income (loss) from continuing operations	$(1.26)	$(0.37)	$0.44
Income from discontinued operations	—	0.20	0.13
Gain on sale of discontinued operations	—	1.90	—

Net income (loss)	$(1.26)	$1.73	$0.57

Approximately 1,900,000, 1,001,000 and 1,951,000 shares attributable to outstanding stock options and awards have been excluded from the treasury stock method calculation for diluted weighted-average common shares for the years ended December 31, 2008, 2007 and 2006, respectively, because their effect would be anti-dilutive.

Comprehensive Income — Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company has included a calculation of comprehensive income (loss) in its accompanying consolidated statements of operations and comprehensive operations for the years ended December 31, 2008, 2007 and 2006.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates include allowance for bad debts, valuation of inventories, recoverability of intangible assets, other long-lived assets and

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

goodwill, assumptions related to stock-based compensation, income taxes and contingencies and litigation. Actual results could differ materially from these estimates.

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

New Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; however, the FASB staff has approved a one-year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 has not impacted the Company’s consolidated financial statements, except for its disclosure requirements. See Note 3 on Investments for information and related disclosure regarding the Company’s fair value measurements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, Business Combinations (“SFAS 141”), but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. SFAS 141(R) became effective for the Company on January 1, 2009. Accordingly, the Company recorded the acquisition of AcryMed Incorporated (“AcryMed”) on February 15, 2008 following SFAS 141. The Company expects SFAS 141(R) will have an impact on the tax treatment of the acquisition of AcryMed subsequent to the adoption of SFAS 141(R) to the extent the valuation allowance recorded for the deferred tax assets related to the AcryMed acquisition is released in future years or any future purchase accounting adjustments are recorded. SFAS 141(R) will also impact the accounting for business combination for any future acquisitions.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for interim periods and fiscal years beginning after December 15, 2008. The Company does not expect this FSP to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1). FSP 03-6-1 addresses whether instruments

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. Earlier application is not permitted. The adoption of FSP 03-6-1 will impact the calculation of the Company’s earnings per share on a retrospective and prospective basis.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 was effective immediately upon issuance. The adoption of FSP No. FAS 157-3 did not have an effect on the Company’s consolidated financial statements. See Note 3 on Investments for information and related disclosure regarding the Company’s fair value measurements.

No other new accounting pronouncements issued or effective during the fiscal year had or are expected to have a material impact on the Company’s consolidated financial statements.

2.	Goodwill and Other Intangible Assets

The Company recognizes goodwill and other intangible assets in accordance with SFAS 142. In connection with the Company’s acquisition of AcryMed on February 15, 2008, the Company recorded approximately $12.2 million of goodwill and $2.0 million of purchased intangible assets, consisting of $0.8 million in purchased technology, including patents, $0.7 million in customer relationships, $0.3 million in licensing agreements and $0.2 million in other intangibles. See Note 5 on Acquisition for additional information.

Under SFAS 142, goodwill and other intangible assets with indefinite lives are not amortized but tested at least annually for impairment. The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill may have occurred. The Company performs its goodwill impairment test as of June 30 of each year. The Company compares the fair value of its reporting units to their net carrying value to determine whether or not any potential impairment of goodwill exists. Goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value. An impairment loss is recognized to the extent the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities.

During 2008, general economic and stock market conditions worsened considerably resulting in material adverse declines in stock prices. The Company’s stock price declined significantly during this period. During the fourth quarter of 2008, the Company’s market capitalization fell below its recorded book value. The Company believes it is reasonable to consider market capitalization as an indicator of fair value over a reasonable period of time and, as such, performed impairment testing during the fourth quarter of 2008. Based on the results of the impairment testing, the Company recorded an impairment charge of $380,000 on certain purchased technology intangible assets acquired in the AcryMed transaction. No goodwill impairment was identified. If the current economic and market conditions persist and if there is a prolonged period of weakness in the business environment, the Company’s business may be adversely affected, which could result in an impairment of goodwill or other intangible assets in the future.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

All amortizable intangible assets are recorded in continuing operations. Amortizable intangible assets in the accompanying consolidated balance sheets are as follows:

	As of December 31, 2008
	Carrying	Accumulated
	Amount	Amortization	Net
	(Amounts in thousands)

Purchased technology and patents	$4,404	$(1,784)	$2,620
Licensing rights and agreements	1,402	(528)	874
Customer relationships	700	(123)	577
Other	150	(20)	130

Total	$6,656	$(2,455)	$4,201

	As of December 31, 2007
	Carrying	Accumulated
	Amount	Amortization	Net
	(Amounts in thousands)

Patents	$3,335	$(1,471)	$1,864
Licensing rights	1,102	(380)	722

Total	$4,437	$(1,851)	$2,586

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

On July 28, 2005, the Company entered into an agreement with Thomas Winters, M.D. (“Dr. Winters”) to acquire the non-exclusive rights to utilize intellectual property, including registered United States patents, owned by Dr. Winters. Pursuant to the agreement, the Company made a cash payment of $900,000 to Dr. Winters and issued him options to purchase up to 5,000 shares of common stock of the Company. The options vested on the one year anniversary of the agreement and have an exercise price equal to the closing price of the Company’s common stock on July 28, 2005, or $15.20 per share. All of the options will expire on the eight year anniversary of the agreement. The total intangible assets acquired of approximately $951,000, which included the cash payment of $900,000 and issuance of options with a fair value of approximately $51,000, will be amortized over the expected ten year life of the asset. The fair value of the options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 62%; risk-free interest rate of 4.25%; and contractual life of eight years.

Amortization expense for the years ended December 31, 2008 and 2007 was approximately $865,000 and $592,000, respectively. Annual amortization expense of intangible assets is currently estimated to be approximately $830,000, $776,000, $721,000, $616,000 and $490,000 in 2009, 2010, 2011, 2012 and 2013, respectively. All amortization expense was recorded in the income (loss) from continuing operations.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

3.	Investments

The following tables summarize the Company’s investments as of December 31, 2008. All of the Company’s investment securities are classified as available-for-sale. None of the securities included in the table have been in unrealized loss position for more than 12 months. As of December 31, 2008

	December 31, 2008
		Gross
	Amortized	Unrealized
	Cost	Gains	Fair Value
	(Amounts in thousands)

Money market funds(1)	$33,364	$—	$33,364
Commercial paper	3,383	1	3,384
Common stock(2)	5,965	(262)	5,703

Total	$42,712	$(261)	$42,451

(1)	Represents money market securities that participate in the Department of Treasury’s Temporary Guarantee Program for Money Market Funds.

(2)	Represents investment in HAPC common stock. An other-than-temporary impairment of approximately $4.6 million was recorded during the third quarter of 2008 to recognize the investment at the estimated fair value. No other-than-temporary impairments were recorded as of December 31, 2008.

(Amounts in thousands)

Reported as:
Cash equivalents	$33,364
Short-term investments	3,384
Short-term investments — HAPC common stock	5,703

Total	$42,451

The following tables summarize the Company’s investments as of December 31, 2007. All of the Company’s investment securities are classified as available-for-sale.

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

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(Amounts in thousands)

Reported as:
Cash equivalents	$72,080
Short-term investments	14,379
Short-term investments — HAPC common stock	10,533

Total	$96,992

The following table summarizes the maturities of the Company’s investments as of December 31, 2008:

(Amounts in thousands)

Maturities of one year or less:
Commercial paper	$3,384
Original maturities of three months or less:
Money market funds	33,364

Total	$36,748

The above table excludes the $5.7 million investment in HAPC common stock as of December 31, 2008. There were no gross realized gains or losses from sales of available-for-sale securities during the year ended December 31, 2008.

Fair Value

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted SFAS 157 effective January 1, 2008. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1 — Quoted market prices in active markets (unadjusted) for identical assets or liabilities.

Level 2 — Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities and that reflect the reporting entity’s own assumptions.

The Company does not have any financial liabilities that are subject to valuation under SFAS 157. With respect to SFAS 157, the Company has also considered the guidance of FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, in determining the fair value of the

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Company’s financial assets. The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis during the period, by level within the fair value hierarchy:

		Quoted Prices in	Significant Other	Significant
	Balance at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Amounts in thousands)

Reported as:
Cash equivalents(1)	$33,364	$33,364	$—	$—
Short-term investments(2)	3,384	—	3,384	—
Short-term investments — HAPC common stock(3)	5,703	—	—	5,703

Total	$42,451	$33,364	$3,384	$5,703

(1)	Level 1 securities include money market securities that are valued based on quoted market prices in active markets. The money market securities participate in the Department of Treasury’s Temporary Guarantee Program for Money Market Funds.

(2)	Level 2 securities include available-for-sale investments in commercial papers that are valued based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

(3)	Level 3 securities include available-for-sale investment in HAPC common stock purchased in October 2007 in connection with the sale of InfuSystem to HAPC. The value is based on quoted market prices for the exchange-traded equity security, adjusted to reflect the restriction on the sale of the security due to the Company’s potential affiliate status with HAPC for purposes of federal securities laws resulting from the Company’s position as a substantial stockholder and creditor on a secured promissory note.

The following table presents a reconciliation of the financial assets measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2008:

Short-term
Investments
(Amounts in thousands)

Balance as of January 1, 2008	$10,533
Total gains (losses):
Included in net loss	(4,569)
Included in other comprehensive income	(261)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance as of December 31, 2008	$5,703

Amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at the reporting date — Short-term investments — HAPC common stock	$4,569

As discussed in Note 4 on Discontinued Operations, in October 2007, the Company purchased approximately 2.8 million shares of HAPC common stock at $5.97 per share through private transactions with third parties totaling approximately $17.0 million in connection with the then-pending sale of InfuSystem to HAPC. The Company disclosed its intentions to vote such shares in favor of the acquisition.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The Company reviews its investment for impairment in accordance with SFAS 115, FASB Staff Position SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and Staff Accounting Bulletins 5.M, Other Than Temporary Impairment of Certain Investments in Dept and Equity Securities. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company considers available quantitative and qualitative evidence (both positive and negative) in evaluating potential impairment of its investment, including factors such as the Company’s holding strategy for the investment, general market conditions, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of the investee and the Company’s intent to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis is established in the investment.

Since October 2007, the share price of HAPC common stock has significantly decreased from the Company’s purchase price of $5.97 per share. During the year ended December 31, 2007, the Company recognized an other-than-temporary impairment of approximately $6.1 million. The Company has determined that the further decline in the fair value of the investment in HAPC common stock during the third quarter of 2008 was other than temporary. As a result, the Company recorded $4.6 million in impairment during the third quarter of 2008. Due to the significant decline of the fair value of HAPC common stock during the third quarter of 2008 and the uncertainty of the current market conditions, the Company recorded the impairment loss and established a new cost basis in the investment as of September 30, 2008 in accordance with SFAS 115. During the fourth quarter of 2008, the Company determined that the further decline in the fair value of the investment in HAPC common stock was temporary based on the Company’s belief that a short three-month period lapse from the most recent other-than-temporary impairment recognition at September 30, 2008 is insufficient to determine that the decline in the fourth quarter of 2008 was other-than-temporary. Further, the Company was not aware of any adverse changes to HAPC’s financial condition and considered the decline to be immaterial. The decline in the fair value of the HAPC common stock during the fourth quarter was recorded as an unrealized loss and reflected in other comprehensive loss. As of December 31, 2008, the Company’s strategy for the investment in HAPC common stock is to hold for a recovery period.

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

On October 19, 2007, the Company purchased approximately 2.8 million shares of HAPC common stock at $5.97 per share through private transactions with third parties totaling approximately $17 million. With the shares purchased as of that date, the Company owned approximately 15% of the issued and outstanding HAPC common stock and disclosed its intentions to vote such shares in favor of the acquisition. As of February 27, 2009, the latest date reported by HAPC, the 2.8 million shares held by the Company remained at approximately 15% of the issued and outstanding common stock of HAPC.

On October 22, 2007, because HAPC was unable to obtain the approval of its stockholders of the acquisition by such date, a termination fee of $3.0 million pursuant to the definitive agreement, as amended, became unconditionally due and owing to the Company, regardless of whether or not the transaction was subsequently consummated.

On October 24, 2007, the shareholders of HAPC approved the acquisition of InfuSystem. The sale was completed on October 25, 2007 (the “Closing Date”) and the Company received the $100 million purchase price at the closing in a combination of (i) cash equal to $67.3 million and (ii) a secured promissory note with a principal amount equal to $32.7 million. In addition to the $67.3 million in cash, the Company at closing received the $3.0 million termination fee discussed above and fees totaling approximately $2.6 million at closing in connection with the

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

secured promissory note, including a facility fee of $1.8 million, a one-time ticking fee payment of approximately $0.7 million and an annual administrative fee of $75,000. The annual administrative fee of $75,000 was payable on the Closing Date and is due on each anniversary of the Closing Date over the term of the secured promissory note. The termination fee was recognized as part of the gain from the sale. Pursuant to the definitive stock purchase agreement and in connection with the Company’s commitment to the secured promissory note, ticking fees were due and payable to the Company equal to a rate between 0.50% and 1.00% per annum of the maximum amount of the secured promissory note, which was $75 million. The facility and ticking fees were recorded as deferred finance income and amortized over the life of the secured promissory note, which is four years beginning on the Closing Date. The administrative fee was recorded as deferred finance income and amortized on a monthly basis over the period of one year beginning on the Closing Date. The Company also received reimbursement of approximately $0.9 million by HAPC of certain divestiture expenses incurred in 2006 and 2007 by the Company directly resulting from the sale transaction, including legal, audit and other professional fees, pursuant to the definitive stock purchase agreement. The reimbursement of divestiture expenses was recorded in discontinued operations.

The $32.7 million secured promissory note bears interest at either the prime rate plus 4.50% or LIBOR rate plus 5.50%, matures four years after the Closing Date and is currently secured by all the assets of HAPC. Principal payments are due quarterly in equal installments for each year and are based on the following annual amortization: 5% of the aggregate note in the first year; 10% of the aggregate note in the second year; 10% of the aggregate note in the third year; 15% of the aggregate note in the fourth year; and the balance remaining at the maturity date.

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

In accordance with SFAS 144, the Company has reclassified the results from InfuSystem as discontinued operations as of December 31, 2006, reclassifying previously reported results to reflect all prior periods on a comparable basis. Summarized financial information for InfuSystem is as follows:

	Years Ended December 31,
	2007(1)(2)	2006(2)
	(Amounts in thousands)

Operating revenues	$25,001	$31,716

Operating income	$7,764	$7,007
Income taxes	2,939	3,963

Income from discontinued operations	$4,825	$3,044

(1)	Includes financial results for InfuSystem for the period January 1, 2007 through October 25, 2007, which was the date the sale of InfuSystem was consummated.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(2)	InfuSystem recorded approximately $2,090,000 of divestiture expenses during the year ended December 31, 2006. In October 2007, at the closing of the sale of InfuSystem, the Company received reimbursement of approximately $946,000 by HAPC of certain divestiture expenses incurred in 2006 and 2007 by the Company directly resulting from the sale transaction, including legal, audit and other professional fees. Since the reimbursement of $946,000 included payments for services incurred for 2006, divestiture expenses recorded during the year ended December 31, 2007 resulted in a net credit of approximately $245,000.

5.	Acquisition

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

The following table summarizes the Company’s estimate of the fair values of the assets acquired and liabilities assumed at the date of the acquisition:

(Amounts in thousands)

Cash	$66
Accounts receivable	937
Inventory	751
Other current assets	246
Property	506
Intangible assets	1,950
In-process research and development	11,600
Goodwill	12,233
Other long-term assets	233

Total assets acquired	28,522

Accounts payable	689
Accrued payroll and related expenses	271
Other current liabilities	76
Deferred tax liability, long-term	757

Total liabilities assumed	1,793

Net assets acquired	$26,729

As a result of the AcryMed acquisition, the Company recorded $12.2 million of goodwill, $2.0 million of acquired intangible assets and $11.6 million of in-process research and development that was expensed as of the date of acquisition. The Company’s methodology for allocating the purchase price of purchased acquisitions to in-process research and development is determined based on estimated fair value. In-process research and development is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. None of the amount recorded as in-process research and development is deductible for tax purposes. The portion of goodwill as it relates to payments made for noncompetition agreements is expected to be deductible. The

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

remaining goodwill is not expected to be deductible for tax purposes. The intangible assets acquired were as follows:

		Weighted-Average
	Amount	Useful Life (in years)
	(In thousands)

Purchased technology and patents	$800	10.0	(1) (3)
Customer relationships	700	10.0	(2)
Licensing agreements	300	5.0	(1)
Other	150	8.0	(1)

Net assets acquired	$1,950

(1)	Amortization is based on a straight-line method.

(2)	Amortization is based on an accelerated method.

(3)	An impairment charge of $380,000 was subsequently recorded as of December 31, 2008.

6.	Lines of Credit

The Company has a $20.0 million working capital line of credit with Silicon Valley Bank. The line of credit facility initially expired on October 15, 2008 and originally included a revolving credit facility of $10.0 million. Effective December 18, 2008, the Company renewed the line of credit facility for $20.0 million and extended the term of the credit facility to December 17, 2009. The Company is able to borrow, repay and reborrow under the line of credit facility at any time. Amounts outstanding under the line of credit facility bear interest at one percentage point above Silicon Valley Bank’s prime rate (3.25% at December 31, 2008), but no less than 4.0% per annum. The Company did not have any borrowings under the line of credit facility during the years ended December 31, 2008 and 2007. As of December 31, 2008 and 2007, the Company did not have an outstanding balance under the line of credit facility.

The Company’s line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to the ratio between certain assets and liabilities of the Company and to the achievement of an adjusted minimum profitability level. As of December 31, 2008, the Company was in compliance with its current ratio covenant and is in the process of obtaining a waiver with respect to its minimum profitability covenant.

7.	Stockholders’ Equity

Preferred Stock

As of December 31, 2008, the Company was authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share, in one or more series. There were no shares of preferred stock issued and outstanding as of December 31, 2008, 2007 or 2006.

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

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Common Stock

2001 Restricted Stock Plan— In December 2001, the board of directors of the Company approved a restricted stock plan (the “2001 Restricted Stock Plan”) pursuant to which employees of the Company were offered the opportunity to acquire common stock of the Company. Shares granted under the plan generally vest, and the restrictions on the shares lapse, over a period of three years, subject to possible acceleration of vesting based on the achievement of individual performance goals. A total of 125,000 shares were authorized for issuance under the 2001 Restricted Stock Plan. In 2003, the board of directors decided to terminate all future grants under the 2001 Restricted Stock Plan. As of December 31, 2008, 61,000 shares were issued and outstanding under the plan, all of which have vested. All deferred compensation expense related to the shares was recognized in 2005 and prior periods.

2003 Restricted Stock Plan — On May 29, 2003, the board of directors of the Company approved a new restricted stock plan (the “2003 Restricted Stock Plan”) pursuant to which employees of the Company were offered the opportunity to acquire common stock of the Company. Shares granted under the 2003 Restricted Stock Plan generally vest, and the restrictions on the shares lapse, over a period of three years, subject to possible acceleration of vesting on the achievement of individual performance goals. The board of directors authorized a total of 250,000 shares for issuance under the 2003 Restricted Stock Plan. As of December 31, 2008, 60,000 shares were issued and outstanding under the plan, all of which have vested. All deferred compensation expense related to the shares was recognized in 2005 and prior periods. On May 26, 2005, the board of directors approved the termination of all future grants under the 2003 Restricted Stock Plan.

1992 Director Plan — The Company had a stock option plan approved by the shareholders in 1992 which provided for the granting of options to non-employee directors (the “1992 Director Plan”) to purchase up to 400,000 shares of the Company’s common stock at exercise prices not less than the fair market value of the Company’s common stock at the date of grant. Under the terms of the plan, options to purchase 10,000 shares of the Company’s common stock were to be granted to each non-employee director serving in such capacity as of the first business day of January of each year as long as the plan remained in existence. Options granted became exercisable in four equal installments, with one installment becoming exercisable at the end of each calendar quarter subsequent to the date of grant. The options expire at the earlier of five years from the date of grant or two years after termination of the option holder’s status as a director. The 1992 Director Plan was terminated on May 23, 2002. Options granted under the 1992 Director Plan which were currently outstanding as of the date of plan termination were unaffected by the plan termination and continued to vest under their original terms.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

1996 Plan — In May 1996, the shareholders of the Company approved an equity incentive plan (the “1996 Plan”) which provided for the grant of stock options (including incentive stock options or nonqualified stock options) and other stock-based benefits to directors, officers, employees, consultants and advisors of the Company and its affiliated entities. The maximum number of shares of common stock subject to awards granted under the 1996 Plan could not exceed 2,500,000 shares in the aggregate, subject to adjustments for stock splits or other adjustments. Options granted became exercisable at such times as determined by the compensation committee of the board of directors or the board of directors itself and expired on various dates up to ten years from the date of grant. The Company issued options under the 1996 Plan to certain key employees to purchase an aggregate of 651,336 shares of its common stock at exercise prices below fair market value at the date of grant as deferred compensation for services rendered. The 1996 Plan was terminated on May 17, 2001 concurrent with the shareholder approval of the I-Flow Corporation 2001 Equity Incentive Plan. Options granted under the 1996 Plan that were outstanding as of the date of plan termination were unaffected by the plan termination and continued to vest under their original terms.

2001 Plan — On May 17, 2001, the shareholders of the Company approved the 2001 Plan which provides for the grant of stock options (including incentive stock options or nonqualified stock options), restricted stock, and other cash and stock-based benefits to officers, employees, consultants and advisors of the Company and its affiliated entities. The 2001 Plan was first amended on May 23, 2002 to make non-employee directors eligible for grants under the plan. On May 26, 2005, the 2001 Plan was further amended to increase the number of shares available for grant under the 2001 Plan by 3,000,000 shares. The maximum number of shares of common stock that may now be issued pursuant to awards granted under the 2001 Plan, as amended, may not exceed 7,750,000 shares in the aggregate, subject to adjustments for stock splits or other adjustments as defined. In 2007, the Company’s stockholders re-approved the material terms of the performance goals of the 2001 Plan.

During the years ended December 31, 2002 through December 31, 2004, the Company has issued options under the 2001 Plan to purchase an aggregate of 155,504 shares of its common stock to certain key employees at exercise prices below fair market value at the date of grant as deferred compensation. All grants of stock options, restricted stock and restricted units since 2004 were made under the 2001 Plan, including the grants as discussed in Note 1 on Nature of Operations and Summary of Significant Accounting Policies. Future grants of stock options (including incentive stock options or nonqualified stock options), restricted stock, restricted stock units or other forms of equity-based compensation to officers, directors, employees, consultants and advisors of the Company and its affiliated entities are expected to be made under the 2001 Plan. Options, restricted stock, restricted stock units or other forms of equity-based compensation granted will vest or become exercisable at such times as determined by the compensation committee of the board of directors or the board of the directors itself and expire on various dates up to ten years from the date of grant.

Compensation expense related to stock options, restricted stock and restricted stock units to employees and non-employee directors, aggregating $7.0 million (recorded in continuing operations), $7.3 million (including $6.5 million and $0.8 million recorded in continuing operations and discontinued operations, respectively) and $5.6 million (including $5.2 million and $0.4 million recorded in continuing operations and discontinued operations, respectively) has been recorded for each of the years ended December 31, 2008, 2007 and 2006, respectively. Effective January 1, 2006, the Company began recognizing compensation expense for all share-based payments to employees and non-employee directors using the fair-value-based methods as required under the provisions of SFAS 123R. See Note 1 on Nature of Operations and Summary of Significant Accounting Policies.

Private Placement and Warrants — In a private placement transaction completed on September 4, 2003, the Company sold 1,666,740 shares of its common stock at $7.50 per share for net proceeds to the Company of $11,563,000. Gross proceeds from the transaction were approximately $12,500,000. The Company also granted warrants entitling the stockholders that participated in the transaction to purchase up to 250,011 additional shares of common stock at an exercise price of $10.00 per share. The warrants were exercisable for a period of five years from the date of issue. The estimated fair value of these warrants on the grant date was approximately $1.3 million as calculated using the Black-Scholes pricing model. These warrants were immediately exercisable and expired five

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

years from the date of grant. Of the 250,011 warrants granted, 20,100, 30,000, 10,002 and 24,900 were exercised during 2007, 2006, 2005 and 2004, respectively. The 165,009 remaining warrants expired unexercised on September 4, 2008. The following weighted-average assumptions were used to calculate the fair value of these warrants using the Black-Scholes pricing model: contractual life of five years; stock volatility of 87%; risk-free interest rate of 2.73%; and no dividends during the term.

Public Offering — On April 19, 2004, the Company completed a public offering of 2,990,000 shares of common stock at $15.50 per share, of which 390,000 shares were issued pursuant to the exercise of the underwriters’ over-allotment option. The shares were sold at a price to the public of $15.50 per share resulting in net proceeds to the Company of approximately $43.1 million.

Dr. Winters Stock Options — On July 28, 2005, the Company entered into an agreement with Dr. Winters to acquire the non-exclusive rights to utilize intellectual property owned by Dr. Winters, including registered United States patents. Pursuant to the agreement, the Company made a cash payment of $900,000 to Dr. Winters and issued him options to purchase up to 5,000 shares of common stock of the Company. The options vested on the one year anniversary of the agreement and have an exercise price equal to the closing price of the Company’s common stock on July 28, 2005, $15.20 per share. All of the options will expire on the eight year anniversary of the agreement. The total intangible assets acquired of approximately $951,000, which included the cash payment of $900,000 and issuance of options with a fair value of approximately $51,000, is amortized over their expected life. The fair value of the options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 62%; risk-free interest rate of 4.25%; and contractual life of eight years.

Stock Repurchase Program — On July 27, 2004, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The shares may be repurchased in open market or privately negotiated transactions in the discretion of management, subject to its assessment of market conditions and other factors. On May 26, 2005, the board of directors authorized the extension of the stock repurchase program from the initial expiration of July 26, 2005 to July 27, 2006, unless the program is terminated earlier by the board of directors. The program expired on July 27, 2006. During the year ended December 31, 2005, 285,776 shares were repurchased under this program. No shares were repurchased during the year ended December 31, 2006.

On February 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a new stock repurchase program, which would be in existence for 12 months, unless the program was terminated sooner by the board of directors. This new stock repurchase program superseded and replaced any other repurchase program that the Company previously announced. On August 12, 2008, the Company’s board of directors authorized the repurchase of up to an additional 1,000,000 shares of the Company’s common stock for a total of up to 2,000,000 shares authorized for repurchase under the program. The stock repurchase program was also extended to August 8, 2009, unless terminated sooner by the board of directors. During the year ended December 31, 2008, the Company repurchased approximately 907,000 shares with a weighted-average purchase price of $11.70 per share under this program.

Also, in connection with the 2001 Plan the Company may repurchase shares of common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock and restricted stock units. In addition, the board of directors approved the withholding of shares of common stock for the satisfaction of payment of the exercise price and individual tax withholdings for the exercise of certain outstanding stock options during the year ended December 31, 2008. A total of approximately 266,000 shares with a weighted-average price of $11.38 per share were purchased in connection with the satisfaction of employee payroll tax withholdings and exercise price during the year ended December 31, 2008. A total of approximately 95,000 shares with a weighted-average price of $15.83 per share were purchased in connection with employee payroll tax withholdings during the year ended December 31, 2007. No shares were repurchased during the year ended December 31, 2006.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

8.	Income Taxes

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

The income tax provision (benefit) from continuing operations for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Current:
Federal	$(1,075)	$(8,118)	$—
Foreign	(2)	171	48
State	70	(3,267)	58

Subtotal	(1,007)	(11,214)	106
Deferred:
Federal	1,455	5,035	(13,274)
State	—	3,679	(4,393)

Subtotal	1,455	8,714	(17,667)

Total income tax (benefit) provision	$448	$(2,500)	$(17,561)

The decrease in the effective income tax benefit for the year ended December 31, 2008 was primarily due to $11.6 million of non-deductible tax expense related to purchased in-process research and development charges recorded during the third quarter of 2008 and an increase in the federal valuation allowance for non-current deferred tax assets recorded during the year ended December 31, 2008. The remaining valuation allowance relates to temporary differences that are not currently determined to be more likely than not to be realized. Under SFAS 109, management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. Currently, management believes it is more likely than not that the Company will realize the benefits of the existing net deferred tax asset recorded in the consolidated balance sheets at December 31, 2008.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The reconciliations of the effective income tax rate to the federal statutory rate are as follows:

	Years Ended December 31,
	2008	2007	2006

Tax at federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	—	4.6%	(40.7)%
Foreign operations	(0.6)%	0.2%	0.7%
Valuation allowance	23.6%	1.6%	(167.5)%
Nondeductible charges	(0.5)%	5.4%	2.6%
In-process R&D	13.5%	—	—
Effect of change in tax rate	—	—	(8.9)%
162(m) limitation	0.8%	0.4%	—
Credits	(0.3)%	(0.6)%	(5.2)%
Other	—	1.6%	0.6%

Total	1.5%	(21.8)%	(253.4)%

As of December 31, 2008 and December 31, 2007, the Company had net deferred tax assets comprised of the following:

	December 31,	December 31,
	2008	2007
	(Amounts in thousands)

Net operating losses	$359	$—
Amortization of goodwill and other intangibles	664	1,183
Reserves not currently deductible	8,016	4,307
Stock-based compensation	5,546	5,839
Asset impairment	4,365	2,439
Depreciation	59	—
Credits	1,517	—

Total deferred tax assets	20,526	13,768
Valuation allowance	(10,655)	(1,557)

Total net deferred income taxes	9,871	12,211

State taxes	—	(622)
Deferred income	(1,089)	(1,248)
Depreciation	—	(338)
Purchased intangibles	(544)	—

Total deferred tax liabilities	(1,633)	(2,208)

Net deferred income taxes	$8,238	$10,003

At December 31, 2008, the Company acquired net operating losses as a result of the AcryMed purchase on February 15, 2008. Additionally, the current federal net operating losses related to the Company will be carried back to the previous tax year, resulting in a tax refund. At December 31, 2007, the Company fully utilized all previous federal and state net operating loss carryforwards of $38.0 million and $20.5 million, respectively, for the year ended December 31, 2007. Included in the $38.0 million federal net operating loss carryforward were approximately $23.1 million related to non-qualified stock option exercises of which the entire amount

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

impacted equity from continuing operations. The current year utilization of net operating losses includes approximately $0.3 million of net operating losses related to non-qualified stock option exercises.

A valuation allowance increase has been provided to certain deferred tax assets as management does not believe it is more likely than not that the Company will realize the benefits of a portion of the remaining federal and the entire state net deferred tax asset at December 31, 2008. The effective increase in the valuation allowance for the period ended December 31, 2008 was $9.1 million.

In July 2006, the FASB issued FIN 48. FIN 48 is an interpretation of SFAS 109 and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 was effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.

As a result of the implementation of FIN 48, the Company recognized at adoption, a $2.0 million increase to its FIN 48 liability for uncertain tax positions. Of this increase, approximately $717,000 was recorded as a cumulative effect adjustment to the opening balance of retained earnings. The balances recorded at FIN 48 adoption represent uncertain tax positions for both continuing and discontinued operations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, continuing operations of the Company did not have any additional accrued interest or additional penalties on uncertain tax positions related to FIN 48. As of December 31, 2008, the Company had approximately $24,000 of accrued interest expense related to uncertain tax positions, no penalties have been accrued by the Company as they relate to uncertain tax positions under FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2008	2007
	(Amounts in thousands)

Unrecognized tax benefits balance at December 31, 2007	$1,485	$2,042
Gross increases for tax positions of prior years	—	317
Gross decreases for tax positions of prior years	(173)	—
Gross increases for tax positions of current year	113	2,839
Gross decrease for tax positions related to discontinued operations(1)	—	(3,713)

Unrecognized tax benefits balance at December 31, 2008	$1,425	$1,485

(1)	Pursuant to the sale of InfuSystem on October 25, 2007, the Company recorded a liability in accordance with FIN 45, in the amount of $3.7 million, which represents the estimated fair value of its indemnification to HAPC for all tax exposures arising prior to the closing of the sale of InfuSystem and is recorded net of a federal tax benefit in the amount of $2.7 million.

The Company had $1.4 million of gross unrecognized tax benefits as of December 31, 2008. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.4 million as of December 31, 2008.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax year 2004 and later years remain open to examination by the major state taxing jurisdictions to which the Company is subject depending on the state taxing authority. The tax year 2005 and later years remain open to examination by the Internal Revenue Service. Tax years 2005 through 2006 are currently under exam by the state of California. As of December 31, 2008, no adjustments have been proposed by the Franchise Tax Board.

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The Company does not anticipate that it is reasonably possible that unrecognized tax benefits will materially change within the next twelve months.

9.	Commitments and Contingencies

The Company’s headquarters are located in Lake Forest, California, where the Company leases a 66,675 square foot building. The Company entered into a lease in 1997 for the building with a total of 51,000 square feet and a term of ten years. During 2006, the Company amended the lease to add an additional 15,675 square feet of space and extended the term for an additional three years. The lease agreement contains scheduled rent increases (which are accounted for on a straight-line basis) and expires in September 2010. There is an option to extend the lease for an additional five years, which the Company currently intends to exercise. In addition, the Company leases an office space with approximately 200 square feet in San Antonio, Texas for the administrative use of certain sales employees. The lease expires in July 2009 and has a renewal option of up to 18 months.

The Company also leases a total of 53,987 square feet in two buildings in Tijuana, Mexico for the manufacture and assembly of its disposable IV Infusion Therapy devices and elastomeric Regional Anesthesia products. The plant lease expires in 2011, and the Company has two renewal options of three years each.

Further, AcryMed, the Company’s newly acquired subsidiary purchased in February 2008, entered into a lease in April 2007 for a 20,334 square foot building in Beaverton, Oregon for general office, manufacturing, laboratory and warehouse use. The lease expires in July 2012 and AcryMed has two renewal options of three years each. AcryMed also entered into one additional lease in November 2007 for 1,335 square feet of additional warehouse space. The lease is month-to-month and can be terminated upon 30 days notice.

Future minimum lease payments under these leases are as follows:

(Amounts in thousands)

Year Ended December 31,
2009	$1,287
2010	1,051
2011	563
2012	158

Total	$3,059

Rent expense for continuing operations for the years ended December 31, 2008, 2007 and 2006 was $1,380,000, $1,118,000 and $865,000, respectively. Rent expense for discontinued operations for the years ended December 31, 2007 and 2006 was $187,000 and $221,000, respectively.

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

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The terms of the foregoing types of obligations vary. A maximum obligation arising out of these types of agreements is generally not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no additional liabilities have been recorded for these obligations on its balance sheets as of December 31, 2008 and 2007, except as noted below regarding HAPC.

In connection with the sale of InfuSystem, the Company has indemnified HAPC as to all taxes imposed on or relating to InfuSystem that are due with respect to periods ending on or prior to the closing date, which was October 25, 2007. InfuSystem is subject to income tax in multiple state jurisdictions. The tax year 2004 and later years remain open to examination by the major state taxing jurisdictions to which InfuSystem is subject depending on the state taxing authority. In accordance with FIN 45, the Company recorded a liability of approximately $3.7 million as of December 31, 2007 to reflect the fair value of the indemnification to HAPC for all tax exposures arising prior to the closing of the sale of InfuSystem, with an offsetting decrease in the gain on sale of discontinued operations, which was recognized on the balance sheet as part of Other Liabilities. The FIN 45 liability as of December 31, 2008 was $4.0 million, which includes approximately $267,000 of additional accrued interest recorded during the year ended December 31, 2008 in operating expenses.

Chondrolysis Litigation

There has been discussion in the orthopedic community over the possibility that the continuous infusion of a local anesthetic into the joint space via an infusion pump may contribute to a condition called chondrolysis. This condition, which to the Company’s knowledge has mostly been present after certain shoulder surgeries, may cause the deterioration of the cartilage in the joint months after the surgery. The authors of papers in the relevant medical literature have identified a variety of possible causes of chondrolysis including: thermal capsulorraphy; radiofrequency treatment; prominent hardware; gentian violet; chlorhexidine; methylmethacrylate; intra-articular (within the joint) administration of bupivacaine with epinephrine and intra-articular administration of bupivacaine without epinephrine; but there does not appear to be scientific evidence available yet sufficient to identify the actual cause. It should be noted that these authors have not cited any evidence suggesting the extra-articular (outside the joint) administration of bupivacaine as a possible cause. For shoulder surgeries, the Company believes most surgeons today are administering bupivacaine extra-articularly or having an anesthesiologist administer a continuous nerve block (e.g., ON-Q C-bloc).

The Company has, to date, been named as a defendant in approximately 63 ongoing lawsuits seeking damages as a result of alleged chondrolysis. Many of these lawsuits name defendants in addition to the Company such as physicians, drug companies and other device manufacturers. It is not known to what degree, if any, the potential liability of other parties may affect the ultimate cost to the Company, and the Company has no cost-sharing arrangements with other defendants. For the policy period beginning June 1, 2008, the Company has in place product liability insurance on a claims-made basis in the aggregate amount of $50 million for liability losses, including legal defense costs, excluding shoulder chondrolysis claims for pre-June 1, 2008 surgeries, which are covered under the separate policies discussed below. For chondrolysis claims made in 2008 through 2013 arising out of pre-June 1, 2008 surgeries, the Company increased its product liability insurance on a claims-made basis from an aggregate amount of $10 million to $35 million, which includes a $5 million self-insured layer above the original $10 million primary policy and below the additional $20 million in excess policies the Company purchased. As noted, these policies for pre-June 1, 2008 surgeries will remain in place until 2013. The additional excess policies for the retroactive period for pre-June 1, 2008 surgeries cost the Company $3.5 million in additional insurance expense during the second quarter of 2008, which was recorded in operating expenses.

In accordance with SFAS 5 and FIN 14, the Company also records an estimated loss from loss contingency such as the legal proceedings described immediately above when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. In most cases, significant judgment is

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

required to estimate the range of probable potential loss and timing of a loss to be recorded. Events may arise that were not anticipated and the outcome of a contingency may result in an uninsured loss to the Company that differs from the previously estimated liability, which could result in a material difference from that recorded in the current period. The Company estimates that the range of probable potential loss to the Company for the legal proceedings described immediately above as of December 31, 2008 is $10.9 million to $80.0 million. The range of probable potential loss represented the Company’s estimated out-of-pocket cost for claims already asserted, including the estimated cost of legal fees and potential settlements with claimants, to the extent not covered by insurance, in compliance with the Company’s accounting policy. No accrual has been made for unasserted claims, because the number and cost of such claims cannot be reasonably estimated. This range was determined based on the number of actual cases brought against the Company and includes estimated payments for self-insured retentions that would be made to its product liability insurance carriers and any amounts in excess of its insurance coverage amount. The accrual also assumed that the Company will ultimately incur the Company’s $5.0 million self-insured layer discussed earlier.

Circumstances affecting the reliability and precision of loss estimates include the duration and complexity of litigation, the number and size of any eventual settlements with claimants, and with regard to self-insured retention amounts for which the Company may be liable on a per case basis, the number of active cases applicable to specific insurance policy layers. Due to a lack of history of litigation concerning product liability claims, the Company was unable to determine the time period over which the amounts will be paid out. Since the Company was unable to determine the best estimate within the range, the Company recorded $10.9 million in loss contingency during year ended December 31, 2008, which represented the low end of the estimated range. As a result of the significant increase in product liability insurance and the loss contingency, the Company recorded a total of $14.4 million as certain litigation and insurance charges in the operating expenses during the year ended December 31, 2008, which is comprised of $10.9 million in loss contingency and $3.5 million in additional insurance expense for the increased product liability coverage discussed above. As of December 31, 2008, the loss contingency recognized on the balance sheet as Accrued Litigation Costs was $10.5 million, which was adjusted during 2008 for payments made on self-insured retentions. The Company will continue to monitor the cases brought against the Company and review the adequacy of the loss contingency accrual and may determine to increase its loss contingency accrual at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Other Litigation and Matters

In June 2007, the Company commenced a lawsuit against Apex Medical Technologies, Inc (“Apex”) and its president, Mark McGlothlin, in the U.S. District Court for the Southern District of California for patent infringement and misappropriating the Company’s valuable trade secrets. The Company also sued distributors of Apex’s Solace® Pump, including Zone Medical, LLC (“Zone”). In response to the litigation brought by the Company, the defendants asked the U.S. Patents and Trademark Office (the “Patent Office”) to reexamine one of the Company’s patent. The Patent Office routinely grants such requests and often times initially rejects previously issued patent claims. In October 2008, the Patent Office took this action after receiving Apex’s position on the patent without input from the Company. The Company has presented its position to the Patent Office and believes that the Patent Office will reconfirm the patent as it did in 1994 when the patent in question was issued. The Company continues to enforce its patent and trade secret rights against Apex, Mr. McGlothlin, Zone and distributors who make, use, sell or offer to sell the Solace Pump. The Company is vigorously moving forward in the case to protect its valuable trade secrets.

The Company received a warning letter from the FDA on December 22, 2008 citing various issues generally concerning the documentation of the Company’s quality procedures and processes. On January 16, 2009, the Company formally responded to the FDA and intends to fully cooperate with the FDA to address their observations. The Company has not been assessed any fines, penalties or interest related to the matters addressed in the warning letter, and the FDA has not issued a suspension or restriction on the sale of any of the Company’s products. The

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Company believes that the impact of the warning letter did not and is not expected to have a material impact to its financial condition and results of operations.

The Company is involved in other litigation arising from the normal course of operations. In the opinion of management, the ultimate impact of such other litigation will not have a material adverse effect on the Company’s financial position and results of operations.

10.	Employee Benefit Plan

The Company has a 401(k) retirement plan in which any non-AcryMed full-time employee and AcryMed employees working a minimum of 1,000 hours after six months of employment may participate.

Non-AcryMed Employees — For non-AcryMed employees, the Company contributes $0.33 for each dollar of employee contribution up to a maximum contribution by the Company of 1.32% of each participant’s annual salary. The maximum contribution by the Company of 1.32% corresponds to an employee contribution of 4% of annual salary. Participants vest in the Company’s contribution ratably over five years. Such contributions recognized in continuing operations totaled $361,000, $361,000 and $255,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

AcryMed Employees — For AcryMed employees and in accordance with a Safe Harbor contribution plan, the Company contributes 3.0% of each participant’s annual salary regardless of whether the employee contributes to the 401(k) retirement plan. The maximum contribution by the Company for each employee is set annually by the Internal Revenue Service and was $6,900 per employee for the year ended December 31, 2008. Participants are always 100% vested in the Company’s contributions. Such contributions recognized in continuing operations totaled $60,000 for the year ended December 31, 2008.

The Company does not provide post-retirement or post-employment benefits to its employees.

11.	Related Party Transactions

In June 2001, the Company loaned its chief executive officer $150,000 for personal use. The loan has not been modified or amended since that time. The unsecured note receivable due from the chief executive officer bears interest at 5.58% per annum and is to be repaid over a 10-year period through bi-weekly payroll deductions. As of December 31, 2008, the amount due to the Company under the note receivable is approximately $46,000.

12.	Operating Segments and Revenue Data

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards and disclosure requirements for the reporting of operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Prior to the acquisition of AcryMed on February 15, 2008, the Company operated in one reportable operating segment. The Company’s products were predominately assembled from common subassembly components in a single integrated manufacturing facility, and operating results were reviewed by management and the chief operating decision-maker on a combined basis due to shared infrastructure. Within this single operating segment, the Company has identified two product lines representing specific clinical applications — Regional Anesthesia and Intravenous (“IV”) Infusion Therapy. Management and the chief operating decision-maker currently evaluate AcryMed’s performance on a separate internal reporting basis. As such, the Company currently operates in two reportable operating segments: Infusion Pumps for its Regional Anesthesia and IV Infusion Therapy products and Antimicrobial Materials for AcryMed’s products. The Company’s consolidated financial statements for the year

I-FLOW CORPORATION

Notes to Consolidated Financial Statements — (Continued)

ended December 31, 2008 include AcryMed’s contributions subsequent to the February 15, 2008 acquisition date. Revenues from the two operating segments for the year ended December 31, 2008 are as follows:

(Amounts in thousands)

Infusion Pumps:
Regional Anesthesia	$99,374
IV Infusion Therapy	28,444

Subtotal	127,818
Antimicrobial Materials	5,237

Total	$133,055

Operating segment information is as follows for the year ended December 31, 2008:

	Infusion	Antimicrobial
	Pumps	Materials	Consolidated
	(Amounts in thousands)

Revenues(1)	$127,818	$5,237	$133,055
Operating loss(1)(2)	(18,156)	(12,240)	(30,396)
Assets	133,048	15,639	148,687
Depreciation and amortization	1,817	400	2,217
Property additions	1,515	185	1,700

(1)	Intercompany sales and operating income between the Infusion Pumps and Antimicrobial Materials operating segments have been eliminated in the consolidation and have been excluded from the above numbers.

(2)	Operating loss for the Antimicrobial Materials operating segment for the year ended December 31, 2008 includes $11.6 million of in-process research and development write-off that was recorded in the third quarter of 2008 and $380,000 of impairment charge that was recorded in the fourth quarter of 2008 and which related to certain purchased technology intangible assets acquired in the AcryMed transaction. See Note 5 on Acquisition for additional information. Certain expenses incurred by the Company at the corporate level have not been allocated to the Antimicrobial Materials operating segment, such as employee stock administration, human resources, finance, information technology, investor relations, corporate governance, SEC compliance, general management, strategy development, taxes, audit fees, cash management, legal fees, regulatory compliance and budgeting.

Export sales of medical products represented 12%, 13% and 17% of total revenue from continuing operations for the years ended December 31, 2008, 2007 and 2006, respectively. Total revenue from continuing operations by geographical region is summarized as follows:

Sales to Unaffiliated Customers:	2008	2007	2006
	(Amounts in thousands)

United States	$116,820	$100,790	$78,136
Europe	13,069	12,371	12,840
Asia/Pacific Rim	1,210	2,085	1,362
Other	1,956	1,228	1,244

Total	$133,055	$116,474	$93,582

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-FLOW CORPORATION

Dated: March 9, 2009

By:	/s/ Donald M. Earhart
Donald M. Earhart
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 9, 2009 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Donald M. Earhart Donald M. Earhart	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ James J. Dal Porto James J. Dal Porto	Executive Vice President, Chief Operating Officer, Director and Secretary

/s/ James R. Talevich James R. Talevich	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ John H. Abeles John H. Abeles, M.D.	Director

/s/ Jack H. Halperin Jack H. Halperin	Director

/s/ Joel S. Kanter Joel S. Kanter	Director

/s/ Erik H. Loudon Erik H. Loudon	Director

/s/ Henry Tsutomu Tai Henry Tsutomu Tai, Ph.D., M.D.	Director

INDEX TO EXHIBITS

Exhibit No.	Exhibit

2.1	Stock Purchase Agreement, dated October 28, 2004, by and between Integra LifeSciences Corporation and I-Flow Corporation(1)
2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation(2)
2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc.(3)
2.4	Agreement and Plan of Merger, dated February 9, 1998, by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc.(4)
2.5	Agreement for Purchase and Sale of Assets, dated July 3, 1996, by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc.(5)
2.6	Stock Purchase Agreement, dated as of September 29, 2006, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (including the Form of Services Agreement, attached thereto as Exhibit A, the Form of License Agreement attached thereto as Exhibit B and the Term Sheet attached thereto as Exhibit C)(27)
2.7	Amendment No. 1 dated as of April 30, 2007 to the Stock Purchase Agreement dated as of September 29, 2006 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(29)
2.8	Amendment No. 2 dated as of June 29, 2007 to the Stock Purchase Agreement dated as of September 29, 2006, as amended by an Amendment No. 1 dated as of April 30, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(31)
2.9	Amendment No. 3 dated as of July 31, 2007 to the Stock Purchase Agreement dated as of September 29, 2006, as amended by Amendment No. 1 dated as of April 30, 2007 and an Amendment No. 2 dated as of June 29, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(33)
2.10	Memorandum of Intent dated as of September 12, 2007 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(34)
2.11	Amendment No. 4 dated as of September 18, 2007 to the Stock Purchase Agreement dated as of September 29, 2006, as amended by Amendment No. 1 dated as of April 30, 2007, an Amendment No. 2 dated as of June 29, 2007 and an Amendment No. 3 dated as of July 31, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(35)
2.12	Further Agreement Regarding Project Iceland dated as of October 17, 2007 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(36)
2.13	Acknowledgement and Agreement dated as of October 8, 2007 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc., Iceland Acquisition Subsidiary, Inc., Sean D. McDevitt and Philip B. Harris(36)
2.14	Form of Share Purchase Agreement(36)
2.15	Second Form of Share Purchase Agreement(36)
2.16	Form of Irrevocable Proxy(36)
2.17	Binding Letter of Intent dated as of December 13, 2007 by and among I-Flow Corporation, AcryMed, Inc., Bruce L. Gibbins, Jack D. McMaken, John A. Calhoun and James P. Fee, Jr.(38)
2.18	Agreement and Plan of Merger dated as of February 2, 2008 by and among I-Flow Corporation, Alaska Acquisition Subsidiary, Inc., AcryMed Incorporated, Bruce L. Gibbins, Jack D. McMaken, John A. Calhoun and James P. Fee, Jr., in their capacities as stockholders, and John A. Calhoun, in his capacity as the stockholder representative(39)
3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation(6)
3.2	Amended and Restated Bylaws of I-Flow Corporation(37)
3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock(7)
4.1	Specimen Common Stock Certificate(20)
4.2	Warrant Agreement, dated February 13, 1990, between the Company and American Stock Transfer & Trust Company, as warrant agent(9)

Exhibit No.	Exhibit

4.3	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as rights agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase(7)
4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank(10)
4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank(10)
4.6	Form of Warrant, dated September 4, 2003(1)
4.7	Form of Registration Rights Agreement, dated September 4, 2003(1)
10.1	Securities Purchase Agreement, dated September 2, 2003(41)
10.2	I-Flow Corporation Amended and Restated 2001 Equity Incentive Plan(11)*
10.3	2003 Restricted Stock Plan of I-Flow Corporation(10)*
10.4	2001 Restricted Stock Plan of I-Flow Corporation(12)*
10.5	1996 Stock Incentive Plan(13)*
10.6	1992 Non-Employee Director Stock Option Plan(14)*
10.7	1987-1988 Incentive Stock Option Plan and Non-Statutory Stock Option Plan, restated as of March 23, 1992(15)*
10.8	License and Transfer Agreement with SoloPak Pharmaceuticals Inc., dated March 6, 1996(16)
10.9	Summary of the Terms of the COIP for 2005(23)*
10.10	Summary of the Terms of the COIP for 2006(25)*
10.11	Summary of the Terms of the COIP for 2007(28)*
10.12	Summary of the Terms of the 2008 Executive Performance Incentive Plan(40)*
10.13	Addendum to Manufacturing Plant Lease Agreement(23)
10.14	Lease Agreement between Industrial Developments International, Inc. as Landlord and I-Flow Corporation as Tenant dated April 14, 1997(17)
10.15	Block Medical de Mexico lease agreement dated December 7, 1999(22)
10.16	Credit and Guaranty Agreement, dated as of October 25, 2007, among Iceland Acquisition Subsidiary, Inc., HAPC, Inc. and I-Flow Corporation(43)
10.17	Security Agreement, dated as of October 25, 2007, among Iceland Acquisition Subsidiary, Inc., HAPC, Inc. and I-Flow Corporation(43)
10.18	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and I-Flow Corporation dated May 8, 2003(10)
10.19	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation dated January 30, 2004(22)
10.20	Amendment to Loan Agreement, dated as of April 30, 2005, between I-Flow Corporation and Silicon Valley Bank(24)
10.21	Amendment to Loan Agreement, dated as of April 29, 2006, between I-Flow Corporation and Silicon Valley Bank(26)
10.22	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation, dated as of July 16, 2007(32)
10.23	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation, dated as of August 6, 2008(42)
10.24	Amendment to Loan Agreement between Silicon Valley Bank and I-Flow Corporation, dated as of December 18, 2008(44)
10.25	Loan Agreement, dated March 31, 2000, by and among InfuSystem, Inc., I-Flow Corporation and Old Kent Bank(10)
10.26	First Amendment to Loan Agreement, dated April 1, 2002, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank)(10)
10.27	Second Amendment to Loan Agreement, dated April 1, 2003, by and among InfuSystem, Inc., I-Flow Corporation and Fifth Third Bank (formerly Old Kent Bank)(10)

Exhibit No.	Exhibit

10.28	Second Amended and Restated Promissory Note, dated April 1, 2004, between InfuSystem, Inc. and Fifth Third Bank (formerly Old Kent Bank)(10)
10.29	Promissory Note with Donald M. Earhart dated June 15, 2001(8)*
10.30	Underwriting Agreement, dated April 13, 2004(21)
10.31	Employment Agreement with Donald M. Earhart, dated May 16, 1990(18)*
10.32	Amendment No. 1 to Employment Agreement with Donald M. Earhart, dated June 21, 2001(8)*
10.33	Amendment No. 2 to Employment Agreement with Donald M. Earhart, dated February 23, 2006(25)*
10.34	Amendment No. 3 to Employment Agreement with Donald M. Earhart, dated February 21, 2008(40)*
10.35	Amended and Restated Employment Agreement with James J. Dal Porto, dated June 21, 2001(8)*
10.36	Amendment No. 1 to Employment Agreement with James J. Dal Porto, dated February 23, 2006(25)*
10.37	Amendment No. 2 to Employment Agreement with James J. Dal Porto, dated February 21, 2008(40)*
10.38	Employment Agreement with James R. Talevich, dated June 30, 2000(19)*
10.39	Amended and Restated Employment Agreement for James R. Talevich, dated May 24, 2007(30)*
10.40	Amendment No. 1 to Employment Agreement with James R. Talevich, dated February 23, 2006(25)*
10.41	Amendment No. 2 to Employment Agreement with James R. Talevich, dated February 21, 2008(40)*
10.42	Agreement Re: Change in Control with Donald M. Earhart, dated June 21, 2001(8)*
10.43	Amendment No. 1 to Agreement Re: Change in Control with Donald M. Earhart, dated February 23, 2006(25)*
10.44	Amendment No. 2 to Agreement Re: Change in Control with Donald M. Earhart, dated February 21, 2008(40)*
10.45	Agreement Re: Change in Control with James J. Dal Porto dated June 21, 2001(8)*
10.46	Amendment No. 1 to Agreement Re: Change in Control with James J. Dal Porto, dated February 23, 2006(25)*
10.47	Amendment No. 2 to Agreement Re: Change in Control with James J. Dal Porto, dated February 21, 2008(40)*
10.48	Agreement Re: Change in Control with James R. Talevich, dated June 21, 2001(8)*
10.49	Amendment No. 1 to Agreement Re: Change in Control with James R. Talevich, dated February 23, 2006(25)*
10.50	Amendment No. 2 to Agreement Re: Change in Control with James R. Talevich, dated February 21, 2008(40)*
10.51	Form of Restricted Stock Agreement(25)*
10.52	Form of Indemnification Agreement(25)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 7, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed May 31, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on June 1, 2005.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Definitive Proxy Statement filed on March 27, 1996.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Post-Effective Amendment to its Registration Statement (No. 33-41207) filed on October 27, 1992.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on April 25, 1997.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(19)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(20)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(21)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on April 14, 2004.

(22)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(23)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(24)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 9, 2005.

(25)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 1, 2006.

(26)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(27)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 4, 2006.

(28)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 28, 2007.

(29)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 1, 2007.

(30)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 29, 2007.

(31)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 2, 2007.

(32)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 19, 2007.

(33)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 31, 2007.

(34)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 13, 2007.

(35)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 19, 2007.

(36)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 19, 2007.

(37)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.

(38)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on December 17, 2007.

(39)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 6, 2008.

(40)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 26, 2008.

(41)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 3, 2003.

(42)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(43)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 17, 2008.

(44)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on December 22, 2008.