Form 10-Q
period 2009-03-31
I FLOW CORP /DE/
filed 2009-05-11
CIK 857728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2009 there were 24,444,345 shares of common stock outstanding.

I-FLOW CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART 1 — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
I-FLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except par value amounts)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$44,471	$39,276
Short-term investments	—	3,384
Short-term investments — HAPC common stock	5,703	5,703
Accounts receivable, less allowance for doubtful accounts of $2,257 and $2,063 at March 31, 2009 and December 31, 2008, respectively	18,728	21,930
Inventories	18,170	15,819
Prepaid expenses and other current assets	4,574	3,356
Note receivable, HAPC — current	8,564	3,270
Deferred taxes	783	961

Total current assets	100,993	93,699

Property, net	3,974	4,127
Goodwill	12,233	12,233
Other intangible assets, net	4,330	4,201
Other long-term assets	169	170
Note receivable, HAPC — noncurrent	20,868	26,980
Deferred taxes	4,008	7,277

Total assets	$146,575	$148,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,908	$4,882
Accrued payroll and related expenses	5,442	6,138
Accrued litigation costs (Note 10)	11,967	10,467
Other current liabilities	1,498	2,140

Total current liabilities	25,815	23,627

Other liabilities (Note 10)	5,953	6,015

Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital — $0.001 par value; 40,000 shares authorized; 24,443 and 24,534 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	135,390	136,338
Accumulated other comprehensive loss	(321)	(379)
Accumulated deficit	(20,262)	(16,914)

Net stockholders’ equity	114,807	119,045

Total liabilities and stockholders’ equity	$146,575	$148,687

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Net revenues	$30,935	$28,415
Cost of revenues	7,491	7,187

Gross profit	23,444	21,228

Operating expenses:
Selling and marketing	16,870	18,398
General and administrative	6,437	4,908
Product development	2,163	921
Certain litigation and insurance charges	1,500	—

Total operating expenses	26,970	24,227

Operating loss	(3,526)	(2,999)
Interest and other income	833	1,707

Loss before income taxes	(2,693)	(1,292)
Income tax (provision) benefit	(655)	755

Net loss	$(3,348)	$(537)

Net loss per share of common stock:
Basic and diluted	$(0.14)	$(0.02)

Weighted average shares, basic and diluted	24,546	25,027

Comprehensive Operations:
Net loss	$(3,348)	$(537)
Foreign currency translation gain	58	116
Unrealized loss on investment securities	—	(5)
Unrealized loss on investment securities — HAPC common stock	—	(4,276)

Comprehensive loss	$(3,290)	$(4,702)

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,348)	$(537)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	3,447	—
Stock-based compensation	1,349	1,418
Depreciation and amortization	603	489
Amortization of deferred financing fees from note receivable, HAPC	(178)	(178)
Provision for doubtful accounts receivable	96	(42)
Write-off of inventory	94	45
Gain on disposal of property	—	(4)
Changes in operating assets and liabilities, net of AcryMed acquisition:
Accounts receivable	3,106	4,653
Inventories	(2,445)	(1,622)
Prepaid expenses and other assets	495	274
Accounts payable, accrued payroll and related expenses	697	(2,504)
Income taxes payable	(2,880)	(13,305)
Accrued litigation costs	1,500	—
Other liabilities	97	(510)

Net cash provided by (used in) operating activities	2,633	(11,823)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(194)	(175)
Proceeds from sale of property	—	11
Acquisition of AcryMed, net of cash acquired	—	(26,663)
Repayments on note receivable, HAPC	818	408
Purchases of investments	—	(6,944)
Maturities of investments	3,384	9,387
Patent and other intangible asset acquisitions	(365)	(106)

Net cash provided by (used in) investing activities	3,643	(24,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(1,134)	(3,609)
Proceeds from exercise of stock options	—	254

Net cash used in financing activities	(1,134)	(3,355)

Effect of exchange rates on cash	53	116

Net increase (decrease) in cash and cash equivalents	5,195	(39,144)
Cash and cash equivalents at beginning of period	39,276	78,571

Cash and cash equivalents at end of period	$44,471	$39,427

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments	$55	$12,642
Interest received	656	1,838
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Property acquisitions	$29	$55
See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at March 31, 2009 and the results of its operations and cash flows for the three-month periods ended March 31, 2009 and 2008. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.
The financial statements included herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 10, 2009.
Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates include allowance for bad debts, valuation of inventories, recoverability of intangible assets, other long-lived assets and goodwill, assumptions related stock-based compensation, income taxes and contingencies and litigation. Actual results could differ materially from these estimates.
New Accounting Pronouncements — In April 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for interim periods and fiscal years beginning after December 15, 2008. This FSP became effective beginning January 1, 2009 and did not have a material impact on the Company’s condensed consolidated financial statements.
In June 2008, the FASB issued FSP No. Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in Statement of Financial Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”). FSP 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. FSP 03-6-1 became effective beginning January 1, 2009. The Company granted and expects to continue to grant restricted stock awards to its officers and non-employee directors that contain non-forfeitable rights to dividend and dividend equivalents. Such awards are considered participating securities under FSP 03-6-1. As such, the Company is required to include these awards in the calculation of the Company’s basic earnings per share and will need to calculate basic earnings per share using the two-class method. Restricted stock awards have previously been included in the Company’s dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has historically not paid and does not expect to pay dividends in the foreseeable future, however the Company must still allocate undistributed earnings between common shareholders and participating securities based on the contractual rights of each security, as if all the earnings for the period have been distributed. Since the adoption of FSP 03-6-1 is to be applied retrospectively, the earnings per shares for certain prior periods will be recalculated to conform to the current year presentation. The weighted-average number of shares used in the basic earnings per share calculation for the three months ended March 31, 2008 has been recalculated using the two-class method to conform to the current year presentation.
In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. All three FSPs are effective for the Company’s interim period after June 15, 2009. The Company is currently evaluating the impact, if any, the adoption of the three FSPs will have on the Company’s condensed consolidated financial statements.
FSP FAS No. 115-2 (“FSP FAS 115-2”) and FAS 124-2 — FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Early adoption of FSP FAS 115-2 for periods ending after March 15, 2009 is permitted only it the entity also early adopts FSP No. FAS 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.
FSP FAS 157-4 — FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. Early adoption of FSP FAS 157-4 for periods ending after March 15, 2009 is permitted only it the entity also early adopts FSP FAS 115-2 and FAS 124-2.
FSP FAS No. 107-1 (“FSP FAS 107-1”) and Accounting Principles Board 28-1 (“APB 28-1”) — FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. Early adoption of FSP FAS 107-1 for periods ending after March 15, 2009 is permitted only it the entity also early adopts FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.
No other new accounting pronouncements issued or effective during the fiscal year had or is expected to have a material impact on the Company’s condensed consolidated financial statements.
2. Inventories
Inventories consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2009	2008
Raw materials	$7,674	$7,501
Work in process	6,871	2,612
Finished goods	3,625	5,706

Total	$18,170	$15,819

3. Earnings (Loss) Per Share
Pursuant to SFAS 128, the Company provides dual presentation of “Basic” and “Diluted” earnings per share.
Effective January 1, 2009, the Company adopted FSP 03-6-1. FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128. FSP 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The Company granted and expects to continue to grant restricted stock awards to its officers and non-employee directors that contain non-forfeitable rights to dividend. Such awards are considered participating securities under FSP 03-6-1. As such, the Company is required to include these awards in the calculation of the Company’s basic earnings per share and will need to calculate basic earnings per share using the two-class method. Restricted stock awards have previously been included in the Company’s dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has historically not paid and does not expect to pay dividends in the foreseeable future, however the Company must still allocate undistributed earnings between common shareholders and participating securities based on the contractual rights of each security, as if all the earnings for the period have been distributed. Since the adoption of FSP 03-6-1 is to be applied retrospectively, the earnings per shares for certain prior periods will be recalculated to conform to the current year presentation. The weighted-average number of shares used in the basic earnings per share calculation for the three months ended March 31, 2008 has been recalculated using the two-class method to conform to the current year presentation.
Basic net loss per share is computed utilizing the two-class method and is calculated based on weighted-average number of common shares outstanding during the periods presented, excluding nonvested restricted stock units which do not contain nonforfeitable rights to dividend and dividend equivalents.
Diluted net loss per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options, nonvested restricted stock and nonvested restricted stock units. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be anti-dilutive.
The following is a reconciliation between the weighted-average number of shares used in the basic and diluted earnings per share calculations:

	Three Months Ended March 31,___
(Amounts in thousands, except per share amounts)	2009	2008
Numerator:
Net loss	$(3,348)	$(537)

Denominators:
Denominator for basic earnings per share:
Weighted-average number of common shares outstanding	24,546	25,027
Effect of dilutive securities:
Stock options, nonvested restricted stock and nonvested restricted stock units	—	—

Denominator for diluted net income per share:
Weighted-average number of common and common equivalent shares outstanding	24,546	25,027

Basic and diluted earnings per share:
Net loss	$(0.14)	$(0.02)

Approximately 1,570,000 and 941,000 shares attributable to outstanding stock options and stock-based awards have been excluded for diluted weighted-average common shares for the three months ended March 31, 2009 and 2008, respectively, because their effect would be anti-dilutive.
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
During 2008, general economic and stock market conditions worsened considerably resulting in material declines in stock prices. Accordingly, the Company’s stock price declined significantly during this period. During the fourth quarter of 2008, the Company’s market capitalization fell below its recorded net book value. The Company believes it is reasonable to consider market capitalization over a reasonable period of time as an indicator of fair value and, as such, performed impairment testing during the fourth quarter of 2008. Based on the results of the impairment testing, the Company recorded an impairment charge of $380,000 on certain intangible assets related to developed technology that were acquired in the AcryMed transaction. No goodwill impairment was identified.
The Company’s market capitalization remained below its recorded book value as of March 31, 2009. There was no significant change in the Company’s market capitalization since December 31, 2008. The Company will perform its annual impairment test as of June 30, 2009. The Company will continue to monitor its market capitalization. If the current economic and market conditions persist and if there is a prolonged period of weakness in the business environment, the Company’s business may be adversely affected, which could imply that the carrying amount of the Company’s goodwill and other intangible assets may not be recoverable and could result in an impairment of goodwill or other intangible assets in the future.
Amortizable intangible assets in the accompanying condensed consolidated balance sheets are as follows:

	As of March 31, 2009
	Carrying	Accumulated
	Amount	Amortization	Net
	(Amounts in thousands)
Purchased technology and patents	$4,721	$(1,899)	$2,822
Licensing rights and agreements	1,402	(567)	835
Customer relationships	700	(152)	548
Other	150	(25)	125

Total	$6,973	$(2,643)	$4,330

	As of December 31, 2008
	Carrying	Accumulated
	Amount	Amortization	Net
	(Amounts in thousands)
Purchased technology and patents	$4,404	$(1,784)	$2,620
Licensing rights and agreements	1,402	(528)	874
Customer relationships	700	(123)	577
Other	150	(20)	130

Total	$6,656	$(2,455)	$4,201

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
On July 28, 2005, the Company entered into an agreement with Thomas Winters, M.D. (“Dr. Winters”) to acquire the non-exclusive rights to utilize intellectual property, including registered United States patents, owned by Dr. Winters. Pursuant to the agreement, the Company made a cash payment of $900,000 to Dr. Winters and issued him options to purchase up to 5,000 shares of common stock of the Company. The options vested on the one year anniversary of the agreement and have an exercise price equal to the closing price of the Company’s common stock on July 28, 2005, or $15.20 per share. All of the options will expire on the eight year anniversary of the agreement. The total intangible asset acquired of approximately $951,000, which was valued based on the cash payment of $900,000 and issuance of options with a fair value of approximately $51,000, will be amortized over the expected ten-year life of the asset. The fair value of the options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 62%; risk-free interest rate of 4.25%; and contractual life of eight years.
Amortization expense for the three months ended March 31, 2009 and 2008 was approximately $236,000 and $193,000, respectively. Annual amortization expense of intangible assets is currently estimated to be approximately $830,000, $776,000, $721,000, $616,000 and $490,000 in 2009, 2010, 2011, 2012 and 2013, respectively.
5. Stockholders’ Equity
On February 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a new stock repurchase program, which would be in existence for 12 months, unless the program was terminated sooner by the board of directors. This new stock repurchase program superseded and replaced any other repurchase program that the Company previously announced. On August 12, 2008, the Company’s board of directors authorized the repurchase of up to an additional 1,000,000 shares of the Company’s common stock for a total of up to 2,000,000 shares authorized for repurchase under the program. On March 17, 2009, the Company’s board of directors authorized the repurchase of up to an additional 2,000,000 shares of the Company’s common stock for a total of up to 4,000,000 shares authorized for repurchase under the program. During the three months ended March 31, 2009, the Company repurchased approximately 129,000 shares with a weighted-average purchase price of $2.35 per share under this program. The stock repurchase program was also extended to February 28, 2010, unless terminated sooner by the board of directors. During the three months ended March 31, 2008, the Company repurchased approximately 93,000 shares with a weighted-average purchase price of $14.37 per share under this program.
Also, in connection with the 2001 Plan the Company may repurchase shares of common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock and restricted stock units. In addition, the board of directors approved the withholding of shares of common stock for the satisfaction of payment of the exercise price and individual tax withholdings for the exercise of certain outstanding stock options during the three months ended March 31, 2008. A total of approximately 192,000 shares with a weighted-average price of $4.32 per share were purchased in connection with the satisfaction of employee payroll tax withholdings during the three months ended March 31, 2009. A total of approximately 181,000 shares with a weighted-average price of $14.11 per share were purchased in connection with the satisfaction of employee payroll tax withholdings and exercise price during the three months ended March 31, 2008.
6. Stock-Based Compensation
The Company applies SFAS No. 123-revised 2004, Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based compensation made to employees and directors.
Stock-based compensation expense recognized for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008
Selling and marketing	$110	$100
General and administrative	1,239	1,318

Total	$1,349	$1,418

SFAS 123R requires companies to estimate the fair value of equity awards on the date of grant using an option-pricing model. The determination of the fair value of option-based awards using the Black-Scholes model incorporates various assumptions including volatility, expected life of awards, risk-free interest rates and expected dividends. The expected volatility is based on the historical volatility of the price of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and non-employee directors. No options were granted during the three months ended March 31, 2009 and 2008.
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
Stock Options
Options granted under the 2001 Plan become exercisable at such times as determined by the compensation committee of the board of directors or the board of directors itself and expire on various dates up to ten years from the date of grant. No options were granted during the three months ended March 31, 2009 and 2008. Options previously granted to employees generally have an exercise price equal to the market price of the Company’s stock at the date of the grant, with vesting and contractual terms of five years. The Company issues new shares upon the exercise of stock options. The following table provides a summary of all the Company’s outstanding options as of March 31, 2009 and of changes in options outstanding during the three months ended March 31, 2009:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise Price	Term	Intrinsic
(Amounts in thousands, except per share and year amounts)	of Shares	per Share	(in years)	Value

Options outstanding at December 31, 2008	2,001	$11.79
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	(647)	13.59

Options outstanding at March 31, 2009	1,354	10.92	1.17	$1,166

Options vested and exercisable at March 31, 2009	1,269	$10.66	1.07	$1,166

No options were exercised during the three months ended March 31, 2009. The total intrinsic value of options exercised during the three months ended March 31, 2008 was $1.6 million. As of March 31, 2009, the Company estimates that a total of approximately 43,000 shares of total unvested options will vest over its remaining vesting term.
As of March 31, 2009, total unrecognized compensation expense related to unvested stock options was $0.1 million. This expense is expected to be recognized over the remaining weighted-average period of 2.5 years.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock units are granted pursuant to the 2001 Plan and as determined by the compensation committee of the board of directors or the board of directors itself. Restricted stock awards granted to non-employee directors have a one-year vesting (i.e., lapse of restrictions) period from the date of grant. Restricted stock and restricted stock units granted to officers and employees of the Company generally have vesting periods ranging from two to five years from the date of grant. Restricted stock units granted to sales representatives and sales management generally have a maximum vesting term of three years from the date of grant. The Company issues new shares upon the issuance of restricted stock or vesting of restricted stock units. In accordance with SFAS 123R, the fair value of restricted stock and restricted stock units is based on the closing stock price on the date of grant and the expense is recognized on a straight-line basis over the requisite vesting period. The total number of shares of restricted stock and restricted stock units expected to vest is adjusted by estimated forfeiture rates. The following table provides a summary of the Company’s restricted stock awards as of March 31, 2009 and of changes in restricted stock outstanding under the 2001 Plan during the three months ended March 31, 2009:

	Restricted Stock		Restricted Stock Units
		Weighted-		Weighted-
		Average Grant		Average Grant
	Number of	Date Fair Value	Number of	Date Fair Value
(Amounts in thousands, except per share amounts)	Shares	per Share	Shares	per Share
Nonvested shares outstanding at December 31, 2008	517	$14.35	676	$14.12
Shares issued	85	4.58	148	4.32
Shares vested	(354)	14.48	(145)	14.58
Shares forfeited	—	—	(11)	13.63

Nonvested shares outstanding at March 31, 2009	248	$10.80	668	$11.87

As of March 31, 2009, total unrecognized compensation costs related to nonvested restricted stock and restricted stock units was $2.5 million and $5.2 million, respectively. The expenses for the nonvested restricted stock and restricted stock units are expected to be recognized over a remaining weighted-average vesting period of 1.45 and 2.16 years, respectively. The total fair value of shares of restricted stock and restricted stock units that vested during the three months ended March 31, 2009 was $1.6 million and $0.6 million, respectively.
7. Income Taxes
For the three months ended March 31, 2009 and 2008, the Company recorded an income tax provision of $655,000 and an income tax benefit of $755,000, respectively. The Company’s effective tax rate for the three months ended March 31, 2009 was a tax expense rate of 24.3% compared to a tax benefit rate of 58.4% for the three months ended March 31, 2008. The increase in the effective income tax expense rate for the three months ended March 31, 2009 was primarily due to the impact from an increase in valuation allowance for deferred tax assets with uncertain future benefit.
The Company adopted SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), effective January 1, 2009. The Company expects SFAS 141(R) will have an impact on the tax treatment of the acquisition of AcryMed to the extent the valuation allowance recorded for the deferred tax assets related to the AcryMed acquisition is released in future years or any future purchase accounting adjustments are recorded.
In accordance with the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.
As of March 31, 2009 and December 31, 2008, the Company had $1.4 million of net unrecognized tax benefits. There was no change in unrecognized tax benefits as of December 31, 2008 to the quarter ended March 31, 2009. This amount of unrecognized tax benefits, if recognized, would affect the effective tax rate.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2009 and December 31, 2008, the accrual related to interest and penalties was $17,000 and $24,000, respectively.
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax year 2004 and later years remain open to examination by the major state taxing jurisdictions to which the Company is subject depending on the state taxing authority. The tax year 2005 and later years remain open to examination by the Internal Revenue Service. Tax years 2005 through 2006 are currently under exam by the state of California. As of March 31, 2009, no adjustments have been proposed by the Franchise Tax Board. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will materially change in the next 12 months.
8. Discontinued Operations
On September 29, 2006, the Company signed a definitive agreement to sell InfuSystem, Inc. to Infusystem Holdings, Inc. (formerly known as HAPC, Inc.) (“HAPC”) for $140 million in the form of cash and a secured note, subject to certain purchase price adjustments based on the level of working capital. On September 18, 2007, the Company amended the definitive agreement resulting in a new purchase price of $100 million (subject to working capital adjustments in the definitive agreement) plus a contingent payment right to the Company of up to a maximum of $12 million earn-out.
On October 19, 2007, the Company purchased approximately 2.8 million shares of HAPC common stock at $5.97 per share through private transactions with third parties totaling approximately $17 million. With the shares purchased as of that date, the Company owned approximately 15% of the issued and outstanding HAPC common stock and disclosed its intentions to vote such shares in favor of the acquisition. As of May 1, 2009, the latest date reported by HAPC, the 2.8 million shares held by the Company remained at approximately 15% of the issued and outstanding common stock of HAPC.
On October 22, 2007, because HAPC was unable to obtain the approval of its stockholders of the acquisition by such date, a termination fee of $3.0 million pursuant to the definitive agreement, as amended, became unconditionally due and owing to the Company, regardless of whether or not the transaction was subsequently consummated.
On October 24, 2007, the shareholders of HAPC approved the acquisition of InfuSystem. The sale was completed on October 25, 2007 (the “Closing Date”) and the Company received the $100 million purchase price at the closing in a combination of (i) cash equal to $67.3 million and (ii) a secured promissory note with a principal amount equal to $32.7 million. In addition to the $67.3 million in cash, the Company at closing received the $3.0 million termination fee discussed above and fees totaling approximately $2.6 million at closing in connection with the secured promissory note, including a facility fee of $1.8 million, a one-time ticking fee payment of approximately $0.7 million and an annual administrative fee of $75,000. The annual administrative fee of $75,000 was payable on the Closing Date and is due on each anniversary of the Closing Date over the term of the secured promissory note. The termination fee was recognized as part of the gain from the sale. Pursuant to the definitive stock purchase agreement and in connection with the Company’s commitment to the secured promissory note, ticking fees were due and payable to the Company equal to a rate between 0.50% and 1.00% per annum of the maximum amount of the secured promissory note, which was $75 million. The facility and ticking fees were recorded as deferred finance income and amortized over the life of the secured promissory note, which is four years beginning on the Closing Date. The administrative fee was recorded as deferred finance income and amortized on a monthly basis over the period of one year beginning on the Closing Date. The Company also received reimbursement of approximately $0.9 million by HAPC of certain divestiture expenses incurred in 2006 and 2007 by the Company directly resulting from the sale transaction, including legal, audit and other professional fees, pursuant to the definitive stock purchase agreement. The reimbursement of divestiture expenses was recorded in discontinued operations.
The $32.7 million secured promissory note bears interest at either the prime rate plus 4.50% or LIBOR rate plus 5.50% (8.78% at March 31, 2009), matures four years after the Closing Date and is currently secured by all the assets of HAPC. Principal payments are due quarterly in equal installments for each year and are based on the following annual amortization: 5% of the aggregate note in the first year; 10% of the aggregate note in the second year; 10% of the aggregate note in the third year; 15% of the aggregate note in the fourth year; and the balance remaining at the maturity date. In addition to the quarterly installment principal payments, HAPC is required to make prepayments for any fiscal year, commencing with the fiscal year ending December 31, 2008, in which HAPC has excess cash flow. Excess cash flow as defined in the secured promissory note is net cash provided by operating activities less certain fixed charges, including scheduled principal payments and capital leases, and capital expenditures. The amount of the prepayment is equal to 75% of the excess cash flow for the fiscal year. The Company received a prepayment of approximately $5.3 million from HAPC in April 2009 in connection with

HAPC’s excess cash flow for the fiscal year ending December 31, 2008. The $5.3 million prepayment was included on the balance sheet as part of Note Receivable, HAPC — Current.
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

9. Fair Values of Financial Instruments
On January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
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
The Company has considered the guidance of FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, in determining the fair value of the Company’s financial assets. The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis during the period, by level within the fair value hierarchy:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
(Amounts in thousands)	March 31, 2009	(Level 1)	(Level 2)	(Level 3) (3)
Reported as:
Cash equivalents (1)	$36,771	$36,771	$—	$—
Short-term investments — HAPC common stock (2)	5,703	—	—	5,703

Total	$42,474	$36,771	$—	$5,703

(1)	Level 1 securities include money market securities that are valued based on quoted market prices in active markets. The money market securities participate in the Department of Treasury’s Temporary Guarantee Program for Money Market Funds.

(2)	Level 3 securities include available-for-sale investment in HAPC common stock purchased in October 2007 in connection with the sale of InfuSystem to HAPC. The value is based on quoted market prices for the exchange-traded equity security, adjusted to reflect the restriction on the sale of the security due to the Company’s potential affiliate status with HAPC for purposes of federal securities laws resulting from the Company’s position as a substantial stockholder and creditor on a secured promissory note.

(3)	There was no change in the fair value of the securities using Level 3 inputs from December 31, 2008 to March 31, 2009.
The Company reviews its investment for impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, FASB Staff Position SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and Staff Accounting Bulletins 5.M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company considers available quantitative and qualitative evidence (both positive and negative) in evaluating potential impairment of its investment, including factors such as the Company’s holding strategy for the investment, general market conditions, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of the investee and the Company’s intent to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis is established in the investment.
Since October 2007, the share price of HAPC common stock has significantly decreased from the Company’s purchase price of $5.97 per share. During the years ended December 31, 2008 and 2007, the Company recognized other-than-temporary impairments of approximately $4.6 million and $6.1 million, respectively. As of September 30, 2008, the HAPC common stock had been written down to a cost basis of approximately $2.14 per share through the income statement. As of December 31, 2008, the Company recorded an unrealized loss of approximately $262,000, based on the December 31, 2008 fair value of the HAPC common stock, which was included in other comprehensive income. The estimated fair value of the investment in HAPC common stock was unchanged as of March 31, 2009 compared to December 31, 2008. The Company believes the decline in fair value from September 30, 2008 to March 31, 2009 is temporary as the Company does not believe that the current duration or severity of the decline in fair value is other-than-temporary. The Company will continue to monitor such investment for other-than-temporary impairment.
10. Commitments and Contingencies
The Company enters into certain types of contracts from time to time that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnification to either (a) purchasers of the Company’s businesses or assets, or (b) entities from which the Company is acquiring assets or businesses; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, including claims arising from the Company’s use of the applicable premises; (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; and (iv) Company license, consulting, distribution and purchase agreements with its customers and other parties, under which the Company may be required to indemnify such parties for intellectual property infringement claims, product liability claims, and other claims arising from the Company’s provision of products or services to such parties.
The terms of the foregoing types of obligations vary. A maximum obligation arising out of these types of agreements is generally not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no additional liabilities have been recorded for these obligations on its balance sheets as of March 31, 2009 and December 31, 2008, except as noted below regarding HAPC.
In connection with the sale of InfuSystem, the Company has indemnified HAPC as to all taxes imposed on or relating to InfuSystem that are due with respect to periods ending on or prior to the closing date, which was October 25, 2007. InfuSystem is subject to income tax in multiple state jurisdictions. The tax year 2004 and later years remain open to examination by the major state taxing jurisdictions to which InfuSystem is subject depending on the state taxing authority. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), the Company recorded a liability of approximately $3.7 million as of December 31, 2007 to reflect the fair value of the indemnification to HAPC for all tax exposures arising prior to the closing of the sale of InfuSystem, with an offsetting decrease in the gain on sale of discontinued operations, which was recognized on the balance sheet as part of Other Liabilities. The FIN 45 liability as of December 31, 2008 was $4.0 million, which includes approximately $267,000 of additional accrued interest recorded during the year ended December 31, 2008 in operating expenses. The FIN 45 liability as of March 31, 2009 was $4.1 million, which includes approximately $78,000 of additional accrued interest recorded during the three months ended March 31, 2009 in operating expenses.
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
The Company has, to date, been named as a defendant in approximately 69 ongoing lawsuits seeking damages as a result of alleged chondrolysis. Many of these lawsuits name defendants in addition to the Company such as physicians, drug companies and other device manufacturers. It is not known to what degree, if any, the potential liability of other parties may affect the ultimate cost to the Company, and the Company has no cost-sharing arrangements with other defendants.
For the policy period beginning June 1, 2008, the Company has in place product liability insurance on a claims-made basis in the aggregate amount of $50 million for liability losses, including legal defense costs, excluding shoulder chondrolysis claims for pre-June 1, 2008 surgeries, which are covered under the separate policies discussed below. For chondrolysis claims made in 2008 through 2013 arising out of pre-June 1, 2008 surgeries, the Company increased its product liability insurance on a claims-made basis from an aggregate amount of $10 million to $35 million, which includes a $5 million self-insured layer above the original $10 million primary policy and below the additional $20 million in excess policies the Company purchased. As noted, these policies for pre-June 1, 2008 surgeries will remain in place until 2013. The additional excess policies for the retroactive period for pre-June 1, 2008 surgeries cost the Company $3.5 million in additional insurance expense during the second quarter of 2008, which was recorded in operating expenses as part of certain litigation and insurance charges.
In accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, the Company also records an estimated loss from loss contingency such as the legal proceedings described immediately above when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. In most cases, significant judgment is required to estimate the range of probable potential loss and timing of a loss to be recorded. Events may arise that were not anticipated and the outcome of a contingency may result in an uninsured loss to the Company that differs from the previously estimated liability, which could result in a material difference from that recorded in the current period. The Company estimates that the range of probable potential loss to the Company for the legal proceedings described immediately above as of March 31, 2009 is $12.4 million to $89.0 million. The range of probable potential loss represented the Company’s estimated out-of-pocket cost for claims already asserted, including the estimated cost of legal fees and potential settlements with claimants, to the extent not covered by insurance, in compliance with the Company’s accounting policy. No accrual has been made for unasserted claims, because the number and cost of such claims cannot be reasonably estimated. This range was determined based on the number of actual cases brought against the Company and includes estimated payments for self-insured retentions that would be made to its product liability insurance carriers and any amounts in excess of its insurance coverage amount. The accrual also assumed that the Company will ultimately incur the Company’s $5.0 million self-insured layer discussed earlier.

Circumstances affecting the reliability and precision of loss estimates include the duration and complexity of litigation, the number and size of any eventual settlements with claimants, and with regard to self-insured retention amounts for which the Company may be liable on a per case basis, the number of active cases applicable to specific insurance policy layers. Due to a lack of history of litigation concerning product liability claims, the Company was unable to determine the time period over which the amounts will be paid out. Since the Company was unable to determine the best estimate within the range, the Company has recorded a cumulative total of $12.4 million in loss contingency, of which $1.5 million and $10.9 million was recognized as part of certain litigation and insurance charges in operating expenses during the three months ended March 31, 2009 and year ended December 31, 2008, respectively. Of the $10.9 million recognized during the year ended December 31, 2008, $8.7 million, $0.1 million and $2.1 million were recognized during the second, third and fourth quarters of 2008, respectively. The cumulative $12.4 million in loss contingency represented the low end of the estimated range. As of March 31, 2009 and December 31, 2008, the loss contingency recognized on the balance sheet as Accrued Litigation Costs was $12.0 million and $10.5 million, respectively. These amounts were adjusted for payments of $0.4 million made on self-insured retentions during the year ended December 31, 2008. The Company will continue to monitor the cases brought against the Company and review the adequacy of the loss contingency accrual and may determine to increase its loss contingency accrual at any time in the future if, based on the factors set forth, it believes it would be appropriate to do so.
Other Litigation and Regulatory Matters
In June 2007, the Company commenced a lawsuit against Apex Medical Technologies, Inc (“Apex”) and its president, Mark McGlothlin, in the U.S. District Court for the Southern District of California for patent infringement and misappropriating the Company’s valuable trade secrets. The Company also sued distributors of Apex’s Solace® Pump, including Zone Medical, LLC (“Zone”). In response to the litigation brought by the Company, the defendants asked the U.S. Patents and Trademark Office (the “Patent Office”) to reexamine one of the Company’s patent. The Patent Office routinely grants such requests and often times initially rejects previously issued patent claims. In October 2008, the Patent Office took this action after receiving Apex’s position on the patent without input from the Company. The Company presented its position to the Patent Office and in April 2009 the Patent Office reconfirmed the patent with clarifying amendments to some of the patent’s claims. The Patent Office filed its Notice of Intent to Issue Ex Parte Reexamination Certificate, reflecting its decision. The Company continues to enforce its patent and trade secret rights against Apex, Mr. McGlothlin, Zone and distributors who make, use, sell or offer to sell the Solace Pump. The Company is vigorously moving forward in the case to protect its valuable trade secrets.
The Company received a warning letter from the U.S. Food and Drug Administration (the “FDA”) on December 22, 2008 citing various issues generally concerning the documentation of the Company’s quality procedures and processes. On January 16, 2009, the Company formally responded to the FDA and intends to fully cooperate with the FDA to address its observations. The Company has not been assessed any fines, penalties or interest related to the matters addressed in the warning letter, and the FDA has not issued a suspension or restriction on the sale of any of the Company’s products. The Company believes that the impact of the warning letter did not and is not expected to have a material impact to its financial condition and results of operations.
The Company is involved in other litigation arising from the normal course of operations. In the opinion of management, the ultimate impact of such other litigation will not have a material adverse effect on the Company’s financial position and results of operations.
11. Operating Segments and Revenue Data
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards and disclosure requirements for the reporting of operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Prior to the acquisition of AcryMed on February 15, 2008, the Company operated in one reportable operating segment. The Company’s products were predominately assembled from common subassembly components in a single integrated manufacturing facility, and operating results were reviewed by management and the chief operating decision-maker on a combined basis due to shared infrastructure. Within this single operating segment, the Company has identified two product lines representing specific clinical applications — Regional Anesthesia and Intravenous (“IV”) Infusion Therapy. Management and the chief operating decision-maker currently evaluate AcryMed’s performance on a separate internal reporting basis. As such, the Company currently operates in two reportable operating segments: Infusion Pumps for its Regional Anesthesia and IV Infusion Therapy products and Antimicrobial Materials for AcryMed’s products. The Company’s condensed consolidated financial statements for the three months ended March 31, 2008 include AcryMed’s contributions subsequent to the February 15, 2008 acquisition date. Revenues from the two operating segments for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,__
(Amounts in thousands)	2009	2008
Infusion Pumps:
Regional Anesthesia	$24,697	$22,615
IV Infusion Therapy	5,441	5,225

Subtotal	30,138	27,840
Antimicrobial Materials	797	575

Total	$30,935	$28,415

Operating segment information is as follows for the three months ended March 31, 2009 and 2008:

	Infusion	Antimicrobial
	Pumps	Materials	Consolidated
	(Amounts in thousands)
Three Months Ended March 31, 2009
Revenues (1)	$30,138	$797	$30,935
Operating loss (1)(2)	(2,917)	(609)	(3,526)
Assets	131,037	15,538	146,575
Depreciation and amortization	497	106	603
Property additions	211	12	223
Three Months Ended March 31, 2008
Revenues (1)	$27,840	$575	$28,415
Operating loss (1)(2)	(2,734)	(265)	(2,999)
Assets	139,794	27,727	167,521
Depreciation and amortization	410	79	489
Property additions	218	12	230

(1)	Intercompany sales and operating income between the Infusion Pumps and Antimicrobial Materials operating segments have been eliminated in the consolidation and have been excluded from the above numbers.

(2)	Certain expenses incurred by the Company at the corporate level have not been allocated to the Antimicrobial Materials operating segment, such as employee stock administration, human resources, finance, information technology, investor relations, corporate governance, SEC compliance, general management, strategy development, taxes, audit fees, cash management, legal fees, regulatory compliance and budgeting.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s current opinions about trends and factors that may impact future operating results. Statements that use words such as “may,” “will,” “should,” “believes,” “predicts,” “estimates,” “projects,” “anticipates” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to material risks, assumptions and uncertainties, which could cause actual results to differ materially from those currently expected, and readers are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, the Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-K for the year ended December 31, 2008, 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include, among others: physician acceptance of infusion-based therapeutic regimens; implementation of the Company’s direct sales strategy; successful integration of the Company’s recent acquisition of AcryMed Incorporated and further development and commercialization of AcryMed’s technologies; potential inadequacy of insurance to cover existing and future product liability claims; dependence on the Company’s suppliers and distributors; the Company’s continuing compliance with applicable laws and regulations, such as the Medicare Supplier Standards and Food, Drug and Cosmetic Act, and the Medicare’s and FDA’s concurrence with management’s subjective judgment on compliance issues, including those related to the recent FDA warning letter; the reimbursement system currently in place and future changes to that system; product availability, acceptance and safety; competition in the industry; technological changes; intellectual property challenges and claims; economic and political conditions in foreign countries; currency exchange rates; inadequacy of booked reserves or future impairment write-downs; and reliance on the success of the home health care industry. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.
Overview
The Company is improving surgical outcomes by designing, developing and marketing technically advanced, low cost drug delivery systems and innovative surgical products for post-surgical pain relief and surgical site care. The Company’s products are used in hospitals, free-standing surgery centers, homes and other settings. The Company previously focused on three distinct markets: Regional Anesthesia, IV Infusion Therapy, and Oncology Infusion Services. Revenue from the Oncology Infusion Services market was generated by InfuSystem, Inc. (“InfuSystem”), which was previously a wholly-owned subsidiary of the Company. InfuSystem primarily engages in the rental of infusion pumps on a month-to-month basis for the treatment of cancer. On October 25, 2007, the Company completed the sale of InfuSystem to InfuSystem Holdings, Inc., formerly known as HAPC, Inc. (“HAPC”). See Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion on the sale of InfuSystem.
The Company sought to expand its strategic focus to include general surgical site management in addition to its leadership position in Regional Anesthesia for post-surgical pain management. To that end, the Company acquired AcryMed Incorporated (“AcryMed”), a privately held Oregon-based developer of innovative infection control and wound healing products, on February 15, 2008 for $26.7 million in cash. The Company intends to leverage its dedicated sales and marketing organization by selling products from the AcryMed pipeline in the market for acute care products. The results of operations for the year ended December 31, 2008 include AcryMed’s contributions subsequent to the February 15, 2008 acquisition date.
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
Global credit and capital markets have also experienced unprecedented volatility and disruption, and business credit and liquidity have tightened in much of the world. This has also adversely affected the stock market resulting in material declines in stock prices. The Company’s stock price declined significantly during this period. During the fourth quarter of 2008, the Company’s market capitalization fell below its recorded net book value, which triggered impairment testings of its goodwill, other intangible assets and long-lived assets with finite lives. Based on the results of the impairment testing, the Company recorded an impairment charge of $380,000 on certain intangible assets related to developed technology that were acquired in the AcryMed transaction. No goodwill impairment was identified. The Company’s market capitalization remained below its recorded book value as of March 31, 2009. There was no significant change in the Company’s market capitalization since December 31, 2008. The Company will perform its annual impairment test as of June 30, 2009. The Company will continue to monitor its market capitalization. If the Company’s market capitalization continues to remain below the Company’s book value, it could imply that the carrying amount of the Company’s goodwill and other intangible assets may not be recoverable, thereby requiring future interim impairment tests that may result in a non-cash write-down of these assets, which could have a material adverse impact on the Company’s condensed consolidated financial statements. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on the impairment testing performed as of December 31, 2008. It is difficult to predict the breadth and duration of the economic and financial market problems and the many ways in which they may adversely affect the Company’s suppliers, customers and its business in general.
Results of Operations
Revenue
Net revenues increased 9%, or $2.5 million, to $30.9 million for the three months ended March 31, 2009 from $28.4 million for the three months ended March 31, 2008.
Prior to the acquisition of AcryMed on February 15, 2008, the Company operated in one reportable operating segment. The Company’s products were predominately assembled from common subassembly components in a single integrated manufacturing facility, and operating results were reviewed by management and the chief operating decision-maker on a combined basis due to shared infrastructure. Within this single operating segment, the Company has identified two product lines representing specific clinical applications — Regional Anesthesia and Intravenous (“IV”) Infusion Therapy. Since the AcryMed acquisition, management and the chief operating decision-maker began to evaluate its performance on a separate internal reporting basis. As such, the Company currently operates in two reportable operating segments: Infusion Pumps for its Regional Anesthesia and IV Infusion Therapy products and Antimicrobial Materials for AcryMed’s products. The Company’s condensed consolidated financial statements for the year ended December 31, 2008 and subsequent periods include AcryMed’s contributions subsequent to the February 15, 2008 acquisition date. Further, the Company believes it is most meaningful for the purposes of revenue analyses to group the product lines in the Infusion Pumps operating segment into two categories representing specific clinical applications — Regional Anesthesia and IV Infusion Therapy.
The Company’s revenues from the Infusion Pumps operating segment increased 8%, or $2.3 million, to $30.1 million for the three months ended March 31, 2009 from $27.8 million for the three months ended March 31, 2008.
Regional Anesthesia revenues increased 9%, or $2.1 million, to $24.7 million for the three months ended March 31, 2009 from $22.6 million for the three months ended March 31, 2008. This increase was primarily due to increased clinical usage of the ON-Q PainBuster® Post-Operative Pain Relief System and C-bloc® Continuous Nerve Block System by surgeons in the United States, offset in part by reduced revenues from ON-Q third party billings, which the Company discontinued effective February 2009. U.S. revenue from the C-bloc Continuous Nerve Block System increased 44%, or $2.2 million, to $7.2 million for the three months ended March 31, 2009 compared to the same period in the prior year. The increases in revenue from the C-bloc Continuous Nerve Block System were primarily due to improved customer awareness of clinical efficacy and favorable reimbursement from third parties. Other Regional Anesthesia products include the Soaker™ Catheter and the SilverSoaker™ Catheter.
Sales of IV Infusion Therapy products, which include the Company’s intravenous elastomeric pumps, mechanical infusion devices and disposables, increased 4%, or $0.2 million, to $5.4 million for the three months ended March 31, 2009 from $5.2 million for the three months ended March 31, 2008. The increase was primarily due to increased unit sales of IV Infusion Therapy products to B. Braun Medical Inc., a domestic distributor, offset in part by decreased unit sales from international distributors, including B. Braun Medical S.A. (France). The Company has a distribution agreement with B. Braun Medical S.A., a manufacturer and distributor of pharmaceuticals and infusion products, to distribute the Company’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The distribution agreement was amended as of March 31, 2009 for updates primarily to territories subject to the agreement. In March 2009, the Company also announced that it entered into a binding letter of intent for an exclusive international distribution agreement with B. Braun Melsungen AG covering the ON-Q PainBuster Post-Operative Pain Relief System and ON-Q C-bloc Continuous Nerve Block System (the latter will be private labeled as Easypump™ C-bloc RA for B. Braun Melsungen AG). The Company expects a definitive agreement to be in place by June 2009.
Antimicrobial Materials revenues increased 39%, or $222,000, to $797,000 for the three months ended March 31, 2009 from $575,000 for the three month-period ended March 31, 2008. The increase was primarily due to revenue contributions of three months in 2009 as compared to revenues for one and one-half months in 2008 subsequent to the acquisition date of AcryMed.
Cost of Revenues
Cost of revenues increased 4%, or $0.3 million, to $7.5 million for the three months ended March 31, 2009 from $7.2 million for the three months ended March 31, 2008. The increase was primarily due to higher sales volume. As a percentage of net sales, cost of revenues decreased by approximately one percentage point from 25% to 24% for the three months ended March 31, 2009 compared to the same period in the prior year. The decrease in cost of revenues is primarily due to the favorable change in sales mix toward higher-margin Regional Anesthesia products.
Selling and Marketing Expenses
Selling and marketing expenses decreased 8%, or $1.5 million, to $16.9 million for the three months ended March 31, 2009 from $18.4 million for the three months ended March 31, 2008.
For the three months ended March 31, 2009, the decrease was primarily attributable to decreases in compensation and related expenses ($1.0 million), national sales meeting ($0.4 million), advertising and promotion expenses ($0.2 million), marketing samples ($0.2 million) and consulting ($0.1 million), offset in part by increases in commissions ($0.4 million) and rebates ($0.2 million).
The decreases in compensation and related expenses, national sales meeting, advertising and promotion expenses, marketing samples and consulting expenses were directly related to a reduction in the sales force and decreased spending on marketing programs. As of March 31, 2009 and 2008, the Company had approximately 290 and 340 employees, respectively, in its sales organization. The Company’s sales organization is comprised of inside and outside salespeople, nurses, customer service representatives and sales management. Increases in commissions and rebates were primarily due to the increase in revenue.
As a percentage of net revenues, selling and marketing expenses decreased by approximately ten percentage points for the three months ended March 31, 2009 versus the same period in the prior year primarily because of the increase in net revenues and decrease in selling and marketing expenses described above.
General and Administrative Expenses
General and administrative expenses increased 31%, or $1.5 million, to $6.4 million for the three months ended March 31, 2009 from $4.9 million for the three months ended March 31, 2008.

For the three months ended March 31, 2009, the increase was primarily attributable to increases in legal fees ($1.4 million), accounting fees ($0.2 million), general and administrative expenses incurred by AcryMed ($0.1 million), insurance ($0.1 million) and bad debt expense ($0.1 million), offset in part by a decrease in bonus expense ($0.4 million).
The increase in legal fees was primarily due to increased litigation costs including the patent infringement cases as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements. The general and administrative expenses incurred by AcryMed were consolidated with the Company’s operations effective February 15, 2008 in connection with the Company’s acquisition of AcryMed. The increase in insurance expense was primarily due to the increase in product liability insurance coverage effective June 1, 2008.
As a percentage of net revenues, general and administrative expenses increased by approximately four percentage points for the three months ended March 31, 2009 compared to the prior year quarter because general and administrative expenses increased at a rate that outpaced the increase in net revenues described above.
Product Development Expenses
Product development expenses include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses increased 135%, or $1.2 million, to $2.2 million for the three months ended March 31, 2009 from $0.9 million for the three months ended March 31, 2008. The increase was primarily due to expenses incurred by AcryMed and increases in consulting expense and compensation and related expenses that resulted from an increase in the number of headcount in the Company’s product development departments. Expenses incurred by AcryMed were consolidated with the Company’s operations effective February 15, 2008 in connection with the Company’s acquisition of AcryMed. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market.
Certain Litigation and Insurance Charges
For the three months ended March 31, 2009, the Company recorded $1.5 million in certain litigation and insurance charges. The Company has, to date, been named as a defendant in approximately 69 ongoing lawsuits seeking damages as a result of alleged chondrolysis. Many of these lawsuits name defendants in addition to the Company such as physicians, drug companies and other device manufacturers. SFAS No. 5, Accounting for Contingencies (“SFAS 5”), and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss (“FIN 14”), require the Company to record an estimated loss from loss contingency such as the legal proceedings described immediately above when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. In most cases, significant judgment is required to estimate the range of probable potential loss and timing of a loss to be recorded. Events may arise that were not anticipated and the outcome of a contingency may result in an uninsured loss to the Company that differs from the previously estimated liability, which could result in a material difference from that recorded in the current period. The Company estimates that the range of probable potential loss to the Company for the legal proceedings described immediately above as of March 31, 2009 is $12.4 million to $89.0 million. The range of probable potential loss included the cost of litigation, which is in compliance with the Company’s accounting policy. Since the Company was unable to determine the best estimate within the range, the Company recorded the cumulative low end of the estimated range of $12.4 million in loss contingency, of which $1.5 million and $10.9 million was recognized as part of certain litigation and insurance charges in operating expenses during the three months ended March 31, 2009 and year ended December 31, 2008, respectively. Of the $10.9 million recognized during the year ended December 31, 2008, $8.7 million, $0.1 million and $2.1 million were recognized during the second, third and fourth quarters of 2008, respectively. The Company believes its current funds, together with possible borrowings from its existing line of credit, is sufficient to settle its current estimated loss contingency. However, if the Company’s assumptions are wrong and the outcome of the legal proceedings results in a significant unfavorable difference from the previously recorded estimated liability, this will have a material adverse effect on the Company’s financial condition and results of operations. The Company may be required to seek additional financing due to the unfavorable outcome. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further information.

Interest and Other Income
Interest and other income decreased 51%, or $0.9 million, to $0.8 million for the three months ended March 31, 2009 from $1.7 million for the three months ended March 31, 2008. The decrease during the three months ended March 31, 2009 compared to the same period in the prior year was primarily due to decreased investment income from lower cash, cash equivalents and short-term investment balances and lower interest rates earned. The decreased cash, cash equivalents and short-term investment balances was primarily due to the payment of $26.7 million in cash for the acquisition of AcryMed on February 15, 2008.
Income Taxes
During the three months ended March 31, 2009, the Company recorded an income tax provision of $0.7 million compared to an income tax benefit of $0.8 million for the three months ended March 31, 2008. The Company’s effective tax rate for the three months ended March 31, 2009 was a tax expense rate of 24.3% compared to a tax benefit rate of 58.4% for the three months ended March 31, 2008. The increase in the effective income tax expense rate for the three months ended March 31, 2009 was primarily due to the impact from an increase in valuation allowance for deferred tax assets with uncertain future benefit.
Liquidity and Capital Resources
During the three-month period ended March 31, 2009, cash provided by operating activities was $2.6 million compared to cash used in operating activities of $11.8 million for the same period in the prior year. The increase in cash provided by operating activities was primarily due to a federal income tax payment of $12.5 million made during the three months ended March 31, 2008 in connection with the taxable gain from sale of InfuSystem in October 2007 and an increase in accounts payable during the current year due to the timing of payments, offset in part by an increase in inventory and a decrease in accrued payroll and related expenses during the current year.
During the three-month period ended March 31, 2009, cash provided by investing activities was $3.6 million compared to cash used in investing activities of $24.1 million for the same period in the prior year. The increase in cash provided by investing activities was primarily due to the $26.7 million cash payment made for the acquisition of AcryMed in February 2008, an increase in the principal payments received from the HAPC note receivable and a decrease in the purchases of investments during the current year, offset in part by the decrease in net proceeds from the maturities of investments during the current year.
The Company’s investing activities are impacted by sales, maturities and purchases of its short-term investments. The Company currently invests its excess cash primarily in a highly liquid money market fund that holds principally U.S. Treasury securities. The Company does not hold any direct or indirect investments in auction rate securities.
During the three-month period ended March 31, 2009, cash used in financing activities was $1.1 million compared to cash used in financing activities of $3.4 million for the same period in the prior year. The decrease in cash used in financing activities was primarily due to a lesser amount of cash paid for the purchase of shares of stock under the Company’s stock repurchase program and shares purchased by the Company related to employee payroll tax withholdings from the vesting of certain restricted stock and restricted stock units during the three months ended March 31, 2009 compared to the same period in the prior year.
As of March 31, 2009, the Company had cash and cash equivalents of $44.5 million, short-term investments of $5.7 million, net accounts receivable of $18.7 million and net working capital of $75.2 million. Management believes the current funds, together with possible borrowings on the existing line of credit and other bank loans, are sufficient to provide for the Company’s projected needs to maintain operations for at least the next 12 months. The Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.
The Company has a $20.0 million working capital line of credit with Silicon Valley Bank. The line of credit facility initially expired on October 15, 2008 and originally included a revolving credit facility of $10.0 million. Effective December 18, 2008, the Company renewed the line of credit facility for $20.0 million and extended the term of the credit facility to December 17, 2009. The Company is able to borrow, repay and reborrow under the line of credit facility at any time. Amounts outstanding under the line of credit facility bear interest at one percentage point above Silicon Valley Bank’s prime rate (3.25% at March 31, 2009), but no less than 4.0% per annum. The Company did not have any borrowings under the line of credit facility during the three months ended March 31, 2009 and 2008. As of March 31, 2009 and 2008, the Company did not have an outstanding balance under the line of credit facility.
The Company’s line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to the achievement of a minimum profitability level and satisfaction of a quick ratio test. As of March 31, 2009, the Company believes it was in compliance with all related covenants.
On February 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a new stock repurchase program, which would be in existence for 12 months, unless the program was terminated sooner by the board of directors. This new stock repurchase program superseded and replaced any other repurchase program that the Company previously announced. On August 12, 2008, the Company’s board of directors authorized the repurchase of up to an additional 1,000,000 shares of the Company’s common stock for a total of up to 2,000,000 shares authorized for repurchase under the program. On March 17, 2009, the Company’s board of directors authorized the repurchase of up to an additional 2,000,000 shares of the Company’s common stock for a total of up to 4,000,000 shares authorized for repurchase under the program. During the three months ended March 31, 2009, the Company repurchased approximately 129,000 shares with a weighted-average purchase price of $2.35 per share under this program. The stock repurchase program was also extended to February 28, 2010, unless terminated sooner by the board of directors.
Also, in connection with the 2001 Plan the Company may repurchase shares of common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock and restricted stock units. A total of approximately 192,000 shares with a weighted-average price of $4.32 per share were purchased in connection with the satisfaction of employee payroll tax withholdings during the three months ended March 31, 2009.
A summary of the Company’s repurchase activity for the three months ended March 31, 2009 is as follows:

			Total Number of		Maximum Number of
			Shares Purchased		Shares That May Yet
	Total Number of		Under the Stock		Be Purchased Under
	Shares Repurchased	Average	Repurchase	Average	the Stock
	For Tax	Price Paid	Program	Price Paid	Repurchase Program
2009	Withholding (1)	per Share	(2)	per Share	(2)
January 1 — January 31	22,434	$4.12	—	$—	3,092,548
February 1 — February 28	167,739	4.36	—	—	3,092,548
March 1 — March 31	1,968	2.96	128,863	2.35	2,963,685

Total	192,141	$4.32	128,863	$2.35	2,963,685

(1)	The total number of shares purchased represents shares delivered to or withheld by the Company in connection with employee payroll tax withholding upon vesting of restricted stock and restricted stock units.

(2)	The stock repurchase program authorized the repurchase of up to 4,000,000 shares of the Company’s common stock. The program will be in existence until February 28, 2010, unless the program is terminated sooner by the board of directors.
The Company had no material changes outside the normal course of business in the contractual obligations and commercial commitments disclosed in Item 7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, under the caption “Contractual Obligations and Commercial Commitments.” As of March 31, 2009, the Company had no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

New Accounting Pronouncements
See Note 1 of the Condensed Consolidated Financial Statements for information regarding new accounting pronouncements.
Critical Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 10, 2009.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The Company’s financial instruments include cash and cash equivalents and short-term investments. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.
The Company currently invests its excess cash primarily in a highly liquid money market fund that holds principally U.S. Treasury securities. At March 31, 2009, the carrying values of the Company’s financial instruments approximated fair values based on current market prices and rates. As of March 31, 2009, the Company had $36.8 million in money market securities and $5.7 million of HAPC common stock and did not hold any direct or indirect investments in auction rate securities.
Foreign Currency
The Company has a subsidiary in Mexico. As a result, the Company is exposed to potential transaction gains and losses resulting from fluctuations in foreign currency exchange rates. The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.
Item 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.
During the three months ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company has, to date, been named as a defendant in approximately 69 ongoing lawsuits seeking damages as a result of alleged chondrolysis. Many of these lawsuits name defendants in addition to the Company such as physicians, drug companies and other device manufacturers. It is not known to what degree, if any, the potential liability of other parties may affect the ultimate cost to the Company, and the Company has no cost-sharing arrangements with other defendants.
For the policy period beginning June 1, 2008, the Company has in place product liability insurance on a claims-made basis in the aggregate amount of $50 million for liability losses, including legal defense costs, excluding shoulder chondrolysis claims for pre-June 1, 2008 surgeries, which are covered under the separate policies described below. For chondrolysis claims made in 2008 through 2013 arising out of pre-June 1, 2008 surgeries, the Company increased its product liability insurance on a claims-made basis from an aggregate amount of $10 million to $35 million, which includes a $5 million self-insured layer above the original $10 million primary policy and below the additional $20 million in excess policies the Company purchased. As noted, these policies for pre-June 1, 2008 surgeries will remain in place until 2013. The additional excess policies for the retroactive period for pre-June 1, 2008 surgeries cost the Company $3.5 million in additional insurance expense during the second quarter of 2008, which was recorded in operating expenses as part of certain litigation and insurance charges.
In accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, the Company also records an estimated loss from loss contingency such as the legal proceedings described immediately above when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. In most cases, significant judgment is required to estimate the range of probable potential loss and timing of a loss to be recorded. Events may arise that were not anticipated and the outcome of a contingency may result in an uninsured loss to the Company that differs from the previously estimated liability, which could result in a material difference from that recorded in the current period. The Company estimates that the range of probable potential loss to the Company for the legal proceedings described immediately above as of March 31, 2009 is $12.4 million to $89.0 million. The range of probable potential loss represented the Company’s estimated out-of-pocket cost for claims already asserted, including the estimated cost of legal fees and potential settlements with claimants, to the extent not covered by insurance, in compliance with the Company’s accounting policy. No accrual has been made for unasserted claims, because the number and cost of such claims cannot be reasonably estimated. This range was determined based on the number of actual cases brought against the Company and includes estimated payments for self-insured retentions that would be made to its product liability insurance carriers and any amounts in excess of its insurance coverage amount. The accrual also assumed that the Company will ultimately incur the Company’s $5.0 million self-insured layer discussed earlier.
Circumstances affecting the reliability and precision of loss estimates include the duration and complexity of litigation, the number and size of any eventual settlements with claimants, and with regard to self-insured retention amounts for which the Company may be liable on a per case basis, the number of active cases applicable to specific insurance policy layers. Due to a lack of history of litigation concerning product liability claims, the Company was unable to determine the time period over which the amounts will be paid out. Since the Company was unable to determine the best estimate within the range, the Company has recorded a cumulative total of $12.4 million in loss contingency, of which $1.5 million and $10.9 million was recognized as part of certain litigation and insurance charges in operating expenses during the three months ended March 31, 2009 and year ended December 31, 2008, respectively. Of the $10.9 million recognized during the year ended December 31, 2008, $8.7 million, $0.1 million and $2.1 million were recognized during the second, third and fourth quarters of 2008, respectively. The cumulative $12.4 million in loss contingency represented the low end of the estimated range. As of March 31, 2009 and December 31, 2008, the loss contingency recognized on the balance sheet as Accrued Litigation Costs was $12.0 million and $10.5 million, respectively. These amounts were adjusted for payments made on self-insured retentions.

The Company will continue to monitor the cases brought against the Company and review the adequacy of the loss contingency accrual and may determine to increase its loss contingency accrual at any time in the future if, based on the factors set forth, it believes it would be appropriate to do so.
Other Litigation and Regulatory Matters
In June 2007, the Company commenced a lawsuit against Apex Medical Technologies, Inc (“Apex”) and its president, Mark McGlothlin, in the U.S. District Court for the Southern District of California for patent infringement and misappropriating the Company’s valuable trade secrets. The Company also sued distributors of Apex’s Solace® Pump, including Zone Medical, LLC (“Zone”). In response to the litigation brought by the Company, the defendants asked the U.S. Patents and Trademark Office (the “Patent Office”) to reexamine one of the Company’s patent. The Patent Office routinely grants such requests and often times initially rejects previously issued patent claims. In October 2008, the Patent Office took this action after receiving Apex’s position on the patent without input from the Company. The Company presented its position to the Patent Office and in April 2009 the Patent Office reconfirmed the patent with clarifying amendments to some of the patent’s claims. The Patent Office filed its Notice of Intent to Issue Ex Parte Reexamination Certificate, reflecting its decision. The Company continues to enforce its patent and trade secret rights against Apex, Mr. McGlothlin, Zone and distributors who make, use, sell or offer to sell the Solace Pump. The Company is vigorously moving forward in the case to protect its valuable trade secrets.
The Company received a warning letter from the U.S. Food and Drug Administration (the “FDA”) on December 22, 2008 citing various issues generally concerning the documentation of the Company’s quality procedures and processes. On January 16, 2009, the Company formally responded to the FDA and intends to fully cooperate with the FDA to address its observations. The Company has not been assessed any fines, penalties or interest related to the matters addressed in the warning letter, and the FDA has not issued a suspension or restriction on the sale of any of the Company’s products. The Company believes that the impact of the warning letter did not and is not expected to have a material impact to its financial condition and results of operations.
As of May 11, 2009, the Company was involved in other litigation arising from the normal course of operations. Although the ultimate outcome of the proceedings cannot be currently determined, in the opinion of management any resulting future liability will not have a material adverse effect on the Company and its subsidiaries, taken as a whole.
Item 1A. RISK FACTORS
The Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of the Company’s risk factors. Pursuant to the instructions to Form 10-Q, the Company has provided below only those risk factors that are new or that have been materially amended since the time that the Company filed its most recent Form 10-K. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in the Company’s most recent Form 10-K as well as the information under “Legal Proceedings” in this Form 10-Q.
RISK FACTORS RELATING TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE
If one or more of our products proves to be defective or is misused by a health care practitioner, we may be subject to claims of liability that could adversely affect our financial condition and the results of our operations.
A defect in the design or manufacture of our products, or a failure of our products to perform for the use that we specify, could have a material adverse effect on our reputation in the industry and subject us to claims of liability for injuries and otherwise. Misuse of our product by a practitioner or patient that results in injury could similarly subject us to claims of liability, including claims concerning chondrolysis as described in greater detail below. As we have grown, the number of product liability claims made against us has increased. Although we currently have in place product liability insurance, any substantial underinsured loss would have a material adverse effect on our financial condition and results of operations. Furthermore, any impairment of our reputation could have a material adverse effect on our sales, revenue and prospects for future business.

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
We have, to date, been named as a defendant in approximately 69 ongoing lawsuits seeking damages as a result of alleged chondrolysis. Many of these lawsuits name defendants in addition to us such as physicians, drug companies and other device manufacturers.
For the policy period beginning June 1, 2008, we have in place product liability insurance in the aggregate amount of $50 million for liability losses, including legal defense costs, excluding shoulder chondrolysis claims for pre-June 1, 2008 surgeries, which are covered under the separate policies described below.  For chondrolysis claims made in 2008 through 2013 arising out of pre-June 1, 2008 surgeries, we increased our product liability insurance on a claims-made basis from an aggregate amount of $10 million to $35 million, which includes a $5 million self-insured layer above the original $10 million primary policy and below the additional $20 million in excess policies we purchased.  As noted, these policies for pre-June 1, 2008 surgeries will remain in place until 2013. During the three months ended March 31, 2009 and year ended December 31, 2008, we recorded a total of $1.5 million and $14.4 million as certain litigation and insurance charges in the operating expenses. The $14.4 million recorded during the year ended December 31, 2008 includes a $3.5 million expense to purchase retroactive insurance policies for pre-June 1, 2008 surgeries to significantly increase our product liability insurance coverage and $10.9 million in estimated loss contingency that we accrued in connection with the ongoing litigation.  Events may arise that were not anticipated and the outcome of a contingency may result in an uninsured loss to us that differs from the previously estimated liability, which could result in a material difference from the amount recorded in the current period and may have a material adverse effect on our financial condition and results of operations.  The Company believes its current funds, together with possible borrowings from its existing line of credit, is sufficient to settle its current estimated loss contingency. However, if the Company’s assumptions are wrong and the outcome of the legal proceedings results in a significant unfavorable difference from the previously recorded estimated liability, this will have a material adverse effect on the Company’s financial condition and results of operations. The Company may be required to seek additional financing due to the unfavorable outcome.
We have experienced net losses in prior periods. Future losses are possible.
We incurred net losses of $3.3 million and $30.5 million during the three months ended March 31, 2009 and year ended December 31, 2008, respectively. We may not achieve profitability from operations in the future, and further losses may arise.
We may need to raise additional capital in the future to fund our operations. We may be unable to raise funds when needed or on acceptable terms.
During the three months ended March 31, 2009, our operating activities provided cash of $2.6 million and our investing activities provided cash of $3.6 million. As of March 31, 2009, we had cash and equivalents of $44.5 million, short-term investments of $5.7 million and net accounts receivable of $18.7 million. We believe our current funds, together with possible borrowings on our existing line of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to reduce our operations or seek additional financing. Furthermore, financing may not be available when needed and may not be on terms acceptable to us.

A significant portion of our sales is to customers in foreign countries. We may lose revenues, market share, and profits due to exchange rate fluctuations and other factors related to our foreign business.
For the three months ended March 31, 2009, sales to customers in foreign countries comprised approximately 9% of our revenues. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.
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
For the three months ended March 31, 2009, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 4% and 8% of the Company’s total revenues, respectively. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical Inc. could cause a material decline in our overall sales and a material adverse effect on our business.
Our financial results could be adversely impacted by recording impairment losses or incurring capital losses on stock sales in connection with our ownership of HAPC common stock.
In October 2007, we purchased approximately 2.8 million shares of common stock of InfuSystem Holdings, Inc. (formerly known as HAPC, Inc.) (“HAPC common stock”), at $5.97 per share through private transactions with third parties totaling approximately $17 million in connection with the then-pending sale of InfuSystem. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), we must periodically determine whether a decline in fair value of HAPC common stock below our cost basis is other-than-temporary. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is to be written down to fair value and the amount of the write-down is to be included in earnings. For the years ended December 31, 2008 and 2007, we recognized other-than-temporary impairments of $4.6 million and $6.1 million on our HAPC common stock, respectively. The fair value of the investment in HAPC common stock was unchanged as of March 31, 2009 compared to December 31, 2008. We continue to hold approximately 2.8 million shares of HAPC common stock. We are also currently evaluating the possibility of selling the HAPC common stock during the current year to utilize certain federal tax benefits that will expire as of December 31, 2010. If the fair value of HAPC common stock declines further before the HAPC common stock is sold and the decline is determined to be other-than-temporary, or if we sell shares of HAPC common stock at lower than our current cost basis, any resulting impairment charges under SFAS 115 or capital loss on sale of the shares would have an adverse effect on our net income or increase our net losses.
RISK FACTORS RELATED SPECIFICALLY TO OUR COMMON STOCK
The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.
Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the three months ended March 31, 2009 was approximately 111,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.
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
Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding options and warrants may be resold pursuant to currently effective registration statements. As of March 31, 2009, there were:
•	24,194,818 shares of common stock that are freely tradable in the public markets;

•	248,052 shares of restricted stock that are subject to outstanding awards under our 2001 Equity Incentive Plan; and

•	an aggregate of 2,022,457 shares of common stock that are subject to outstanding awards under our various equity incentive plans, including shares of restricted stock units and stock options.
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
I-FLOW CORPORATION

Date: May 11, 2009	/s/Donald M. Earhart
Donald M. Earhart
Chairman, President and Chief Executive Officer (On behalf of the registrant)

Date: May 11, 2009	/s/James R. Talevich
James R. Talevich
Chief Financial Officer (As principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

2.1	Stock Purchase Agreement, dated October 28, 2004, by and between Integra LifeSciences Corporation and I-Flow Corporation (1)

2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation (2)

2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. (3)

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

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation (6)

3.2	Bylaws of I-Flow Corporation, as Amended and Restated (20)

3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (7)

4.1	Specimen Common Stock Certificate (8)

4.2	Warrant Agreement, dated February 13, 1990, between the Company and American Stock Transfer & Trust Company, as warrant agent (9)

4.3
Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as rights agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase (7)

4.4	Warrant to Purchase Stock, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.5	Registration Rights Agreement, dated May 8, 2003, between I-Flow Corporation and Silicon Valley Bank (10)

4.6	Form of Warrant, dated September 4, 2003 (1)

4.7	Form of Registration Rights Agreement, dated September 4, 2003 (1)

10.1	Summary of the terms of the 2009 Executive Performance Incentive Plan (20)*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 4, 2006.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 1, 2007.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 2, 2007.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 31, 2007.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 13, 2007.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 19, 2007.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 19, 2007.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on December 17, 2007.

(19)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 6, 2008.

(20)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on April 3, 2009.