Form 10-K/A
period 2008-12-31
I FLOW CORP /DE/
filed 2009-10-30
CIK 857728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-18338
I-FLOW CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0121984
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20202 Windrow Drive, Lake Forest, CA (Address of Principal Executive Offices)	92630 (Zip Code)
Registrant’s telephone number, including area code:
(949) 206-2700

Securities registered under Section 12(b) of the Exchange Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)

Common Stock, $0.001 par value Rights to Purchase Preferred Stock	The Nasdaq Global Market

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate value of the Company’s Common Stock held by non-affiliates of the Company was approximately $228,875,000 as of June 30, 2008, based upon the closing sale price of $10.15 on the Nasdaq Global Market on such date. There were approximately 24,463,356 shares of the Company’s Common Stock issued and outstanding as of October 29, 2009.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
EX-10.8
EX-10.9
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-10.31
EX-21.1
EX-31.1
EX-31.2
EX-32.1

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 10, 2009 (the “Form 10-K”), solely to amend the Index to Exhibits included in Item 15 of Part IV of the Form 10-K and to file certain exhibits that are required to be filed under Item 601 of Regulation S-K. Except as otherwise contained herein, the information in the Form 10-K remains unchanged.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(3) Exhibits

The list of exhibits contained in the accompanying Index to Exhibits is incorporated herein by reference.

EX-10.8
EX-10.9
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-10.31
EX-21.1
EX-31.1
EX-31.2
EX-32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-FLOW CORPORATION

Dated: October 30, 2009

By:	/s/ Donald M. Earhart
Donald M. Earhart
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on October 30, 2009 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Donald M. Earhart Donald M. Earhart	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ James J. Dal Porto James J. Dal Porto	Executive Vice President, Chief Operating Officer, Director and Secretary

/s/ James R. Talevich James R. Talevich	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ John H. Abeles John H. Abeles, M.D.	Director

/s/ Jack H. Halperin Jack H. Halperin	Director

/s/ Joel S. Kanter Joel S. Kanter	Director

/s/ Erik H. Loudon Erik H. Loudon	Director

/s/ Henry Tsutomu Tai Henry Tsutomu Tai, Ph.D., M.D.	Director

2

INDEX TO EXHIBITS

Exhibit No.	Exhibit

2.1	Stock Purchase Agreement, dated as of October 28, 2003, by and between Integra LifeSciences Corporation and I-Flow Corporation(1)
2.2	Merger Agreement, dated as of July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation(2)
2.3	Agreement and Plan of Merger, dated as of January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc.(3)
2.4	Agreement and Plan of Merger, dated as of February 9, 1998, by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc.(4)
2.5	Agreement for Purchase and Sale of Assets, dated as of July 3, 1996, by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc.(5)
2.6	Stock Purchase Agreement, dated as of September 29, 2006, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (including the Form of Services Agreement, attached thereto as Exhibit A, the Form of License Agreement attached thereto as Exhibit B and the Term Sheet attached thereto as Exhibit C)(20)
2.7	Amendment No. 1, dated as of April 30, 2007, to the Stock Purchase Agreement, dated as of September 29, 2006, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(22)
2.8	Amendment No. 2, dated as of June 29, 2007, to the Stock Purchase Agreement, dated as of September 29, 2006, as amended by an Amendment No. 1, dated as of April 30, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(24)
2.9	Amendment No. 3, dated as of July 31, 2007, to the Stock Purchase Agreement, dated as of September 29, 2006, as amended by Amendment No. 1, dated as of April 30, 2007, and an Amendment No. 2, dated as of June 29, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(26)
2.10	Memorandum of Intent, dated as of September 12, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(27)
2.11	Amendment No. 4, dated as of September 18, 2007, to the Stock Purchase Agreement, dated as of September 29, 2006, as amended by Amendment No. 1, dated as of April 30, 2007, an Amendment No. 2, dated as of June 29, 2007, and an Amendment No. 3, dated as of July 31, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(28)
2.12	Further Agreement Regarding Project Iceland, dated as of October 17, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc.(29)
2.13	Acknowledgement and Agreement, dated as of October 8, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc., Iceland Acquisition Subsidiary, Inc., Sean D. McDevitt and Philip B. Harris(29)
2.14	Form of Share Purchase Agreement(29)
2.15	Second Form of Share Purchase Agreement(29)
2.16	Form of Irrevocable Proxy(29)
2.17	Binding Letter of Intent, dated as of December 13, 2007, by and among I-Flow Corporation, AcryMed, Inc., Bruce L. Gibbins, Jack D. McMaken, John A. Calhoun and James P. Fee, Jr.(31)
2.18	Agreement and Plan of Merger, dated as of February 2, 2008, by and among I-Flow Corporation, Alaska Acquisition Subsidiary, Inc., AcryMed Incorporated, Bruce L. Gibbins, Jack D. McMaken, John A. Calhoun and James P. Fee, Jr., in their capacities as stockholders, and John A. Calhoun, in his capacity as the stockholder representative(32)
3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware corporation(6)
3.2	Amended and Restated Bylaws of I-Flow Corporation(30)
3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock(7)
4.1	Specimen Common Stock Certificate(14)

Exhibit No.	Exhibit

4.2	Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase(7)
4.3	Amendment No. 1 to Rights Agreement, dated as of October 15, 2009, by and between I-Flow Corporation and American Stock Transfer and Trust Company, LLC (as successor-in-interest to American Stock Transfer & Trust Company), as Rights Agent(39)
10.1	I-Flow Corporation Amended and Restated 2001 Equity Incentive Plan(10)*
10.2	1996 Stock Incentive Plan(11)*
10.3	Summary of the Terms of the COIP for 2005(16)*
10.4	Summary of the Terms of the COIP for 2007(21)*
10.5	Summary of the Terms of the 2008 Executive Performance Incentive Plan(33)*
10.6	Summary of the Terms of the 2009 Executive Performance Incentive Plan (as amended on August 11, 2009)(37)*
10.7	I-Flow Lease Agreement, dated as of April 14, 1997(12)
10.8	First Amendment to I-Flow Lease Agreement, dated as of September 1, 2006**
10.9	Second Amendment to I-Flow Lease Agreement, dated as of April 15, 2009**
10.10	Block Medical de Mexico Lease Agreement (No. BMA-D1-99001), dated as of December 7, 1999(15)
10.11	Addendum to Block Medical de Mexico Lease Agreement (No. BMA-D1-99001), dated as of December 2, 2004(16)
10.12	Amendment to Block Medical de Mexico Lease Agreement (No. BMA-D1-99001), dated as of April 30, 2008**
10.13	Block Medical de Mexico Lease Agreement (No. BMA-B-2/A.2.4.5-03-001), dated as of August 15, 2003**
10.14	Assignment of Block Medical de Mexico Lease Agreement (No. BMA-B-2/A.2.4.5-03-001), dated as of April 29, 2005**
10.15	Amendment to Block Medical de Mexico Lease Agreement (No. BMA-B-2/A.2.4.5-03-001), dated as of April 30, 2008**
10.16	Block Medical de Mexico Lease Agreement (No. BMA-B2/A-INC. 1&6 - 05.001), dated as of May 15, 2005**
10.17	Amendment to Block Medical de Mexico Lease Agreement (No. BMA-B2/A-INC. 1&6 — 05.001), dated as of April 30, 2008**
10.18	Block Medical de Mexico Lease Agreement (No. VBC-B2.B1-05-001), dated as of August 15, 2005**
10.19	Amendment to Block Medical de Mexico Lease Agreement (No. VBC-B2.B1-05-001), dated as of April 30, 2008**
10.20	AcryMed Incorporated Lease, dated as of November 17, 2005 (including commencement date memoranda dated as of April 5, 2006 and April 16, 2007 attached thereto)**
10.21	First Amendment to AcryMed Incorporated Lease, dated as of February 8, 2007**
10.22	Credit and Guaranty Agreement, dated as of October 25, 2007, by and among Iceland Acquisition Subsidiary, Inc., HAPC, Inc. and I-Flow Corporation(35)
10.23	Security Agreement, dated as of October 25, 2007, by and among Iceland Acquisition Subsidiary, Inc., HAPC, Inc. and I-Flow Corporation(35)
10.24	Amended and Restated Loan and Security Agreement, dated as of May 8, 2003, by and between Silicon Valley Bank and I-Flow Corporation(9)
10.25	Amendment to Amended and Restated Loan Agreement, dated as of January 30, 2004, by and between Silicon Valley Bank and I-Flow Corporation(15)
10.26	Amendment to Amended and Restated Loan Agreement, dated as of April 30, 2005, by and between I-Flow Corporation and Silicon Valley Bank(17)
10.27	Amendment to Amended and Restated Loan Agreement, dated as of April 29, 2006, by and between I-Flow Corporation and Silicon Valley Bank(19)
10.28	Amendment to Amended and Restated Loan Agreement, dated as of July 16, 2007, by and between Silicon Valley Bank and I-Flow Corporation(25)
10.29	Amendment to Amended and Restated Loan Agreement, dated as of August 6, 2008, by and between Silicon Valley Bank and I-Flow Corporation(34)

Exhibit No.	Exhibit

10.30	Amendment to Amended and Restated Loan Agreement, dated as of December 18, 2008, by and between Silicon Valley Bank and I-Flow Corporation(36)
10.31	Limited Waiver Agreement, dated as of March 13, 2009, by and between Silicon Valley Bank and I-Flow Corporation**
10.32	Promissory Note with Donald M. Earhart, dated as of June 15, 2001(8)*
10.33	Employment Agreement with Donald M. Earhart, dated as of May 16, 1990(13)*
10.34	Amendment No. 1 to Employment Agreement with Donald M. Earhart, dated as of June 21, 2001(8)*
10.35	Amendment No. 2 to Employment Agreement with Donald M. Earhart, dated as of February 23, 2006(18)*
10.36	Amendment No. 3 to Employment Agreement with Donald M. Earhart, dated as of February 21, 2008(33)*
10.37	Amended and Restated Employment Agreement with James J. Dal Porto, dated as of June 21, 2001(8)*
10.38	Amendment No. 1 to Amended and Restated Employment Agreement with James J. Dal Porto, dated as of February 23, 2006(18)*
10.39	Amendment No. 2 to Amended and Restated Employment Agreement with James J. Dal Porto, dated as of February 21, 2008(33)*
10.40	Amended and Restated Employment Agreement with James R. Talevich, dated as of May 24, 2007(23)*
10.41	Amendment No. 1 to Amended and Restated Employment Agreement with James R. Talevich, dated as of February 21, 2008(33)*
10.42	Agreement Re: Change in Control with Donald M. Earhart, dated as of June 21, 2001(8)*
10.43	Amendment No. 1 to Agreement Re: Change in Control with Donald M. Earhart, dated as of February 23, 2006(18)*
10.44	Amendment No. 2 to Agreement Re: Change in Control with Donald M. Earhart, dated as of February 21, 2008(33)*
10.45	Agreement Re: Change in Control with James J. Dal Porto, dated as of June 21, 2001(8)*
10.46	Amendment No. 1 to Agreement Re: Change in Control with James J. Dal Porto, dated as of February 23, 2006(18)*
10.47	Amendment No. 2 to Agreement Re: Change in Control with James J. Dal Porto, dated as of February 21, 2008(33)*
10.48	Agreement Re: Change in Control with James R. Talevich, dated as of June 21, 2001(8)*
10.49	Amendment No. 1 to Agreement Re: Change in Control with James R. Talevich, dated as of February 23, 2006(18)*
10.50	Amendment No. 2 to Agreement Re: Change in Control with James R. Talevich, dated as of February 21, 2008(33)*
10.51	Form of Restricted Stock Agreement(18)*
10.52	Form of Indemnification Agreement(18)
21.1	List of Subsidiaries**
23.1	Consent of Independent Registered Public Accounting Firm(38)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Footnotes

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	Filed herewith.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 7, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed May 31, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on June 1, 2005.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Definitive Proxy Statement filed on March 27, 1996.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on April 25, 1997.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 9, 2005.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 1, 2006.

(19)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(20)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 4, 2006.

(21)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 28, 2007.

(22)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 1, 2007.

(23)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 29, 2007.

(24)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 2, 2007.

(25)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 19, 2007.

(26)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 31, 2007.

(27)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 13, 2007.

(28)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 19, 2007.

(29)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 19, 2007.

(30)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on April 3, 2009.

(31)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on December 17, 2007.

(32)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 6, 2008.

(33)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 26, 2008.

(34)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(35)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 17, 2008.

(36)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on December 22, 2008.

(37)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 17, 2009.

(38)	Incorporated by reference to exhibit with this title filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(39)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 15, 2009.