Form 10-Q
period 2009-09-30
I FLOW CORP /DE/
filed 2009-11-05
CIK 857728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2009 there were 24,463,356 shares of common stock outstanding.

I-FLOW CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART 1 — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
I-FLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except par value amounts)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$49,119	$39,276
Short-term investments	—	3,384
Short-term investments — HAPC common stock	5,217	5,703
Accounts receivable, less allowance for doubtful accounts of $2,126 and $2,063 at September 30, 2009 and December 31, 2008, respectively	20,987	21,930
Inventories	26,394	15,819
Prepaid expenses and other current assets	3,624	3,356
Note receivable, HAPC — current	3,270	3,270
Deferred taxes	783	961

Total current assets	109,394	93,699

Property, net	4,676	4,127
Goodwill	12,233	12,233
Other intangible assets, net	4,348	4,201
Other long-term assets	232	170
Note receivable, HAPC — noncurrent	19,233	26,980
Deferred taxes	4,178	7,277

Total assets	$154,294	$148,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,507	$4,882
Accrued payroll and related expenses	7,657	6,138
Accrued litigation costs (Note 10)	11,956	10,467
Other current liabilities	1,933	2,140

Total current liabilities	30,053	23,627

Other liabilities (Note 10)	5,935	6,015

Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital — $0.001 par value; 40,000 shares authorized; 24,459 and 24,534 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	137,746	136,338
Accumulated other comprehensive loss	(736)	(379)
Accumulated deficit	(18,704)	(16,914)

Net stockholders’ equity	118,306	119,045

Total liabilities and stockholders’ equity	$154,294	$148,687

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net revenues	$36,747	$32,242	$104,756	$95,973
Cost of revenues	9,767	8,582	28,483	25,468

Gross profit	26,980	23,660	76,273	70,505

Operating expenses:
Selling and marketing	15,753	16,965	48,800	54,716
General and administrative	7,024	5,551	19,394	16,044
Product development	2,965	1,285	7,792	3,443
Certain litigation and insurance charges (Note 10)	—	136	1,500	12,304
Purchased in-process research and development charges (Note 6)	—	11,600	—	11,600

Total operating expenses	25,742	35,537	77,486	98,107

Operating income (loss)	1,238	(11,877)	(1,213)	(27,602)
Impairment loss on investment	—	(4,569)	—	(4,569)
Interest and other income	671	1,082	2,200	3,977

Income (loss) before income taxes	1,909	(15,364)	987	(28,194)
Income tax provision (benefit)	1,239	(1,237)	2,777	(2,105)

Net income (loss)	$670	$(14,127)	$(1,790)	$(26,089)

Net income (loss) per share of common stock:
Basic	$0.03	$(0.57)	$(0.07)	$(1.05)
Diluted	$0.03	$(0.57)	$(0.07)	$(1.05)

Weighted-average shares:
Basic	24,454	24,580	24,482	24,827
Diluted	25,001	24,580	24,482	24,827

Comprehensive Operations:
Net income (loss)	$670	$(14,127)	$(1,790)	$(26,089)
Foreign currency translation gain (loss)	(272)	(106)	(41)	3
Unrealized gain (loss) on investment securities	(1,325)	2,866	(316)	(2)

Comprehensive loss	$(927)	$(11,367)	$(2,147)	$(26,088)

See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,790)	$(26,089)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Purchased in-process research and development charges	—	11,600
Impairment loss on investment	—	4,569
Deferred taxes	3,447	230
Stock-based compensation	3,722	5,142
Depreciation and amortization	1,854	1,614
Excess tax benefit from exercise of stock options and vested restricted stock and restricted stock units	—	(562)
Amortization of deferred financing fees from note receivable, HAPC	(533)	(533)
Provision for doubtful accounts receivable	478	272
Write-off of inventories	244	401
Gain on disposal of property	—	(4)
Changes in operating assets and liabilities, net of AcryMed acquisition:
Accounts receivable	465	5,587
Inventories	(10,819)	(4,335)
Prepaid expenses and other assets	(299)	(821)
Accounts payable, accrued payroll and related expenses	4,903	(2,552)
Income taxes payable	(1,196)	(15,245)
Accrued litigation costs	1,489	8,374
Other liabilities	397	(14)

Net cash provided by (used in) operating activities	2,362	(12,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(1,606)	(1,264)
Proceeds from sale of property	—	11
Acquisition of AcryMed, net of cash acquired	—	(26,663)
Repayments on note receivable, HAPC	7,747	1,227
Purchases of investments	—	(13,275)
Maturities of investments	3,384	21,301
Patent and other intangible asset acquisitions	(861)	(474)

Net cash provided by (used in) investing activities	8,664	(19,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(1,150)	(12,621)
Excess tax benefit from exercise of stock options and vested restricted stock and restricted stock units	—	562
Proceeds from exercise of stock options	—	353

Net cash used in financing activities	(1,150)	(11,706)

Effect of exchange rates on cash	(33)	(6)

Net increase (decrease) in cash and cash equivalents	9,843	(43,215)
Cash and cash equivalents at beginning of period	39,276	78,571

Cash and cash equivalents at end of period	$49,119	$35,356

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments	$441	$13,427
Interest received	1,667	3,762
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Property acquisitions included in accounts payable	$81	$88
See accompanying notes to condensed consolidated financial statements.

I-FLOW CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position of I-Flow Corporation and its subsidiaries (the “Company”) at September 30, 2009 and the results of its operations for the three and nine-month periods ended September 30, 2009 and 2008 and cash flows for the nine-month periods ended September 30, 2009 and 2008. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.
The financial statements included herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 10, 2009. The Company evaluated all subsequent events through the time that it filed its condensed consolidated financial statements in this Form 10-Q with the SEC on November 5, 2009.
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
New Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 810 (“ASC 810”) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810 amends certain requirements involving variable interest entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the effect ASC 810 will have on its consolidated financial statements.
No other new accounting pronouncements issued or effective during the fiscal year had or is expected to have a material impact on the Company’s condensed consolidated financial statements.
2. Inventories
Inventories consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2009	2008

Raw materials	$14,556	$7,501
Work in process	7,362	2,612
Finished goods	4,476	5,706

Total	$26,394	$15,819

3. Earnings (Loss) Per Share
Pursuant to ASC 260-10 (formerly SFAS No. 128, Earnings per Share), the Company provides dual presentation of “Basic” and “Diluted” earnings per share.
Effective January 1, 2009, companies were required to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. The Company granted and expects to continue to grant restricted stock awards to its employees, officers and non-employee directors that contain non-forfeitable rights to dividends. Such awards are considered participating securities under ASC 260-10. As such, the Company is required to include these awards in the calculation of the Company’s basic earnings per share and will need to calculate basic earnings per share using the two-class method. Restricted stock awards have previously been included in the Company’s dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has historically not paid and does not expect to pay dividends in the foreseeable future; however, the Company must still allocate undistributed earnings between common shares and participating securities based on the contractual rights of each security, as if all the earnings for the period have been distributed. The application of this accounting treatment was required on a retrospective basis. As such, the earnings per share for certain prior periods will be recalculated to conform to the current-year presentation. The weighted-average number of shares used in the basic earnings per share calculation for the three and nine months ended September 30, 2008 has been recalculated using the two-class method to conform to the current-period presentation.
Basic net income (loss) per share is computed utilizing the two-class method and is calculated based on the weighted-average number of common shares outstanding during the periods presented, excluding nonvested restricted stock units which do not contain nonforfeitable rights to dividends and dividend equivalents.
Diluted net income (loss) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options, nonvested restricted stock and nonvested restricted stock units. Certain potentially dilutive securities are not included in the calculation of net income (loss) per share if their impact would be anti-dilutive.
The following is a reconciliation between the weighted-average number of shares used in the basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2009	2008	2009	2008
Numerator:
Net income (loss)	$670	$(14,127)	$(1,790)	$(26,089)

Denominators:
Denominator for basic earnings per share:
Weighted-average number of common shares outstanding	24,454	24,580	24,482	24,827
Effect of dilutive securities:
Stock options, nonvested restricted stock and nonvested restricted stock units	547	—	—	—

Denominator for diluted net income per share:
Weighted-average number of common and common equivalent shares outstanding	25,001	24,580	24,482	24,827

Net income (loss) per share of common stock:
Basic	$0.03	$(0.57)	$(0.07)	$(1.05)

Diluted	$0.03	$(0.57)	$(0.07)	$(1.05)

Approximately 1,125,000 shares attributable to outstanding stock options and stock-based awards have been excluded for diluted weighted-average common shares for each of the three and nine months ended September 30, 2009 because their effect would be anti-dilutive.

Approximately 2,229,000 and 1,713,000 shares attributable to outstanding stock options and stock-based awards have been excluded for diluted weighted-average common shares for the three and nine months ended September 30, 2008, respectively, because their effect would be anti-dilutive.
4. Goodwill and Other Intangible Assets
The Company recognizes goodwill and other intangible assets in accordance with ASC 350-20. In connection with the Company’s acquisition of AcryMed on February 15, 2008, the Company recorded approximately $12.2 million of goodwill and $2.0 million of purchased intangible assets, consisting of $0.8 million in purchased technology, including patents, $0.7 million in customer relationships, $0.3 million in licensing agreements and $0.2 million in other intangibles.
Under ASC 350-20, goodwill and other intangible assets with indefinite lives are not amortized but tested at least annually for impairment. The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill may have occurred. The Company performs its goodwill impairment test as of June 30 of each year. The Company compares the fair value of its reporting units to their net carrying value to determine whether or not any potential impairment of goodwill exists. Goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value. An impairment loss is recognized to the extent the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company performed its annual impairment test on goodwill and other intangible assets as of June 30, 2009 and identified no goodwill impairment. No goodwill impairment indicators existed for the three months ended September 30, 2009 and, as a result, additional impairment testing was not required.
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
Amortizable intangible assets in the accompanying condensed consolidated balance sheets are as follows:

	As of September 30, 2009
	Carrying	Accumulated
	Amount	Amortization	Net
	(Amounts in thousands)
Purchased technology and patents	$4,964	$(1,978)	$2,986
Licensing rights and agreements	1,402	(644)	758
Customer relationships	700	(209)	491
Other	150	(37)	113

Total	$7,216	$(2,868)	$4,348

	As of December 31, 2008
	Carrying	Accumulated
	Amount	Amortization	Net
	(Amounts in thousands)
Purchased technology and patents	$4,404	$(1,784)	$2,620
Licensing rights and agreements	1,402	(528)	874
Customer relationships	700	(123)	577
Other	150	(20)	130

Total	$6,656	$(2,455)	$4,201

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
On July 28, 2005, the Company entered into an agreement with Thomas Winters, M.D. (“Dr. Winters”) to acquire the non-exclusive rights to utilize intellectual property, including registered United States patents, owned by Dr. Winters. Pursuant to the agreement, the Company made a cash payment of $900,000 to Dr. Winters and issued him options to purchase up to 5,000 shares of common stock of the Company. The options vested on the one year anniversary of the agreement and have an exercise price equal to the closing price of the Company’s common stock on July 28, 2005, or $15.20 per share. All of the options will expire on the eight year anniversary of the agreement. The total intangible asset acquired of approximately $951,000, which was valued based on the cash payment of $900,000 and issuance of options with a fair value of approximately $51,000, are amortized over the expected ten-year life of the asset. The fair value of the options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 62%; risk-free interest rate of 4.25%; and contractual life of eight years.
Amortization expense of intangible assets for the three and nine months ended September 30, 2009 was approximately $241,000 and $714,000, respectively. Amortization expense for the three and nine months ended September 30, 2008 was approximately $164,000 and $629,000, respectively. Annual amortization expense of intangible assets is currently estimated to be approximately $830,000, $776,000, $721,000, $616,000 and $490,000 in 2009, 2010, 2011, 2012 and 2013, respectively.
5. Stockholders’ Equity
On February 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a new stock repurchase program, which would be in existence for 12 months unless the program was terminated sooner by the board of directors. This new stock repurchase program superseded and replaced any other repurchase program that the Company previously announced. On August 12, 2008, the Company’s board of directors authorized the repurchase of up to an additional 1,000,000 shares of the Company’s common stock for a total of up to 2,000,000 shares authorized for repurchase under the program. On March 17, 2009, the Company’s board of directors authorized the repurchase of up to an additional 2,000,000 shares of the Company’s common stock for a total of up to 4,000,000 shares authorized for repurchase under the program. The stock repurchase program was also extended to February 28, 2010, unless terminated sooner by the board of directors. During the nine months ended September 30, 2009, the Company repurchased approximately 129,000 shares with a weighted-average purchase price of $2.35 per share under this program. During the nine months ended September 30, 2008, the Company repurchased approximately 832,000 shares with a weighted-average purchase price of $12.42 per share under this program.
Also, in connection with the I-Flow Corporation 2001 Equity Incentive Plan (the “2001 Plan”) the Company may repurchase shares of common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock and restricted stock units. In addition, the board of directors approved the withholding of shares of common stock for the satisfaction of payment of the exercise price and individual tax withholdings for the exercise of certain outstanding stock options during the nine months ended September 30, 2008. A total of approximately 195,000 shares with a weighted-average price of $4.35 per share were purchased in connection with the satisfaction of employee payroll tax withholdings during the nine months ended September 30, 2009. A total of approximately 182,000 shares with a weighted-average price of $14.09 per share were purchased in connection with the satisfaction of employee payroll tax withholdings and exercise price during the nine months ended September 30, 2008.

6. Stock-Based Compensation
The Company applies ASC 718-10 (formerly SFAS No. 123-revised 2004, Share-Based Payment), which requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based compensation made to employees and directors. Stock-based compensation expense recognized for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2009	2008	2009	2008
Selling and marketing	$178	$246	$456	$738
General and administrative	999	1,568	3,266	4,404

Total	$1,177	$1,814	$3,722	$5,142

ASC 718-10 requires companies to estimate the fair value of equity awards on the date of grant using an option-pricing model. The determination of the fair value of option-based awards using the Black-Scholes model incorporates various assumptions including volatility, expected life of awards, risk-free interest rates and expected dividends. The expected volatility is based on the historical volatility of the price of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and non-employee directors.
Compensation expense for all equity awards granted subsequent to December 31, 2005 is recognized using the straight-line single-option method. In accordance with ASC 718-10, the Company has factored in forfeitures in its recognition of stock-based compensation. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.
All active equity incentive plans of the Company have been approved by its stockholders. Future grants of stock options (including incentive stock options or nonqualified stock options), restricted stock, restricted stock units or other forms of equity-based compensation to officers, employees, consultants and advisors of the Company and its affiliated entities may be made under the 2001 Plan, which was approved by the stockholders in May 2001. In 2007, the Company’s stockholders re-approved the material terms of the performance goals of the 2001 Plan. The maximum number of shares of common stock that may be issued pursuant to awards under the 2001 Plan is currently 7,750,000, subject to adjustments for stock splits or other adjustments as defined in the 2001 Plan.
Stock Options
Options granted under the 2001 Plan become exercisable at such times as determined by the compensation committee of the board of directors or the board of directors itself and expire on various dates up to ten years from the date of grant. No options were granted during the three and nine months ended September 30, 2009 and 2008. Options previously granted to employees generally have an exercise price equal to the market price of the Company’s stock at the date of the grant, with vesting and contractual terms of five years. The Company issues new shares upon the exercise of stock options. The following table provides a summary of all the Company’s outstanding options as of September 30, 2009 and of changes in options outstanding during the nine months ended September 30, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic
(Amounts in thousands, except per share and year amounts)	Number of Shares	per Share	(in years)	Value

Options outstanding at December 31, 2008	2,001	$11.79
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	(699)	13.57

Options outstanding at September 30, 2009	1,302	10.83	0.66	$5,366

Options vested and exercisable at September 30, 2009	1,243	$10.63	0.60	$5,366

No options were exercised during the nine months ended September 30, 2009. The total intrinsic value of options exercised during the nine months ended September 30, 2008 was $1.8 million. As of September 30, 2009, the

Company estimates that a total of approximately 26,000 shares of total unvested options will vest over their remaining vesting term.
As of September 30, 2009, total unrecognized compensation expense related to unvested stock options was $0.1 million. This expense is expected to be recognized over the remaining weighted-average period of 2.11 years.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock units are granted pursuant to the 2001 Plan and as determined by the compensation committee of the board of directors or the board of directors itself. Restricted stock awards granted to non-employee directors have a one-year vesting (i.e., lapse of restrictions) period from the date of grant. Restricted stock and restricted stock units granted to officers and employees of the Company generally have vesting periods ranging from two to five years from the date of grant. Restricted stock units granted to sales representatives and sales management generally have a maximum vesting term of three years from the date of grant. The Company issues new shares upon the issuance of restricted stock or vesting of restricted stock units. In accordance with ASC 718-10, the fair value of restricted stock and restricted stock units is based on the closing stock price on the date of grant and the expense is recognized on a straight-line basis over the requisite vesting period. The total number of shares of restricted stock and restricted stock units expected to vest is adjusted by estimated forfeiture rates. The following table provides a summary of the Company’s restricted stock and restricted stock unit awards as of September 30, 2009 and of changes in restricted stock and restricted stock units outstanding under the 2001 Plan during the nine months ended September 30, 2009:

	Restricted Stock		Restricted Stock Units
		Weighted-		Weighted-
		Average Grant		Average Grant
	Number of	Date Fair Value	Number of	Date Fair Value
(Amounts in thousands, except per share amounts)	Shares	per Share	Shares	per Share
Nonvested shares outstanding at December 31, 2008	517	$14.35	676	$14.12
Shares issued	85	4.58	233	4.76
Shares vested	(354)	14.48	(163)	14.32
Shares forfeited	—	—	(32)	14.41

Nonvested shares outstanding at September 30, 2009	248	$10.80	714	$11.01

As of September 30, 2009, total unrecognized compensation expense related to nonvested restricted stock and restricted stock units was $1.5 million and $5.1 million, respectively. The expenses for the nonvested restricted stock and restricted stock units are expected to be recognized over a remaining weighted-average vesting period of 0.94 and 1.86 years, respectively. The total fair value of shares of restricted stock and restricted stock units that vested during the nine months ended September 30, 2009 was $1.6 million and $0.7 million, respectively. The total fair value of shares of restricted stock and restricted stock units that vested during the nine months ended September 30, 2008 was $3.2 million and $2.7 million, respectively.
7. Income Taxes
For the three and nine months ended September 30, 2009, the Company recorded an income tax provision of $1.2 million and $2.8 million, respectively. For the three and nine months ended September 30, 2008, the Company recorded an income tax benefit of $1.2 million and $2.1 million, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2009 was a tax expense rate of 64.9% and 281.4%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2008 was a tax benefit rate of 8.1% and 7.5%, respectively. The increase in the effective income tax expense rate for the three and nine months ended September 30, 2009 compared to the same periods in the prior year was primarily due to the impact from an increase in valuation allowance for deferred tax assets with uncertain future benefit.
The Company adopted ASC 805 effective January 1, 2009. The Company expects ASC 805-740 will have an impact on the tax treatment of the acquisition of AcryMed to the extent the valuation allowance recorded for the deferred tax assets related to the AcryMed acquisition is released in future years or any future purchase accounting adjustments are recorded.

In accordance with ASC 740-10-25/30 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Internal Revenue Service has just commenced an examination of the 2007 return and no adjustments have yet been proposed. Tax years 2006 and 2008 are open to assessment, and certain earlier years are open to potential adjustment to the extent of the net operating loss and credit carryovers to 2007 and later years. Tax years 2005 through 2006 are currently under examination by the State of California. As of September 30, 2009, the field work has been completed and certain adjustments have been proposed by the California Franchise Tax Board. The Company believes that these proposed adjustments will not have a material effect on the financial statements. The tax year 2004 and later years remain open to examination by the major state taxing jurisdictions to which the Company is subject depending on the state taxing authority. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will materially change in the next 12 months.
8. Note Receivable — HAPC
On October 25, 2007 (the “Closing Date”) the Company completed the sale of its wholly owned subsidiary, InfuSystem, Inc. (“InfuSystem”), to Infusystem Holdings, Inc. (formerly known as HAPC, Inc.) (“HAPC”) for $100 million. On the Closing Date the Company received the $100 million purchase price in a combination of (i) cash equal to $67.3 million and (ii) a secured promissory note with a principal amount equal to $32.7 million. The secured promissory note is recognized on the balance sheet as “Note Receivable — HAPC.”
The $32.7 million secured promissory note bears interest at either the prime rate plus 4.50% or LIBOR rate plus 5.50% (8.50% at September 30, 2009), matures four years after the Closing Date and is currently secured by all the assets of HAPC. Principal payments are due quarterly in equal installments for each year and are based on the following annual amortization: 5% of the aggregate note in the first year; 10% of the aggregate note in the second year; 10% of the aggregate note in the third year; 15% of the aggregate note in the fourth year; and the balance remaining at the maturity date. In addition to the quarterly installment principal payments, HAPC is required to make prepayments for any fiscal year, commencing with the fiscal year ending December 31, 2008, in which HAPC has excess cash flow. Excess cash flow as defined in the secured promissory note is net cash provided by operating activities less certain fixed charges, including scheduled principal payments and capital leases, and capital expenditures. The amount of the prepayment is equal to 75% of the excess cash flow for the fiscal year. The Company received a prepayment of approximately $5.3 million from HAPC in April 2009 in connection with HAPC’s excess cash flow for the fiscal year ending December 31, 2008.
9. Fair Values of Financial Instruments
On January 1, 2008, the Company adopted ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As defined in ASC 820-10, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820-10 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
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
The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis during the period, by level within the fair value hierarchy:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance at	Identical Assets	Observable Inputs	Unobservable Inputs
(Amounts in thousands)	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Reported as:
Cash equivalents (1)	$36,773	$36,773	$—	$—
Short-term investments — HAPC common stock (2)	5,217	—	—	5,217

Total	$41,990	$36,773	$—	$5,217

(1)	Level 1 securities include money market securities that are valued based on quoted market prices in active markets.

(2)	Level 3 securities include available-for-sale investment in HAPC common stock purchased in October 2007 in connection with the sale of InfuSystem to HAPC. The value is based on quoted market prices for the exchange-traded equity security, adjusted to reflect the restriction on the sale of the security due to the Company’s potential affiliate status with HAPC for purposes of federal securities laws resulting from the Company’s position as a substantial stockholder and creditor on a secured promissory note.
The following table presents a reconciliation of the financial assets measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2009:

Short-term
(Amounts in thousands)	Investments
Balance as of January 1, 2009	$5,703
Total gains (losses):
Included in net income (loss)	—
Included in other comprehensive income	(486)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance as of September 30, 2009	$5,217

Amount of total income (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at the reporting date — Short-term investments — HAPC common stock	$—

The Company reviews its investment for impairment in accordance with ASC 320-10-25 and 320-10-35 (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB Staff Position SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) and Staff Accounting Bulletins 5.M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company considers available quantitative and qualitative evidence (both positive and negative) in evaluating potential impairment of its investment, including factors such as the Company’s holding strategy for the investment, general market conditions, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of the investee and the Company’s intent to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis is established in the investment.
On October 19, 2007, the Company purchased approximately 2.8 million shares of HAPC common stock at $5.97 per share through private transactions with third parties totaling approximately $17 million in connection with the sale of InfuSystem to HAPC, which the Company classifies as available-for-sale securities. With the shares purchased as of that date, the Company owned approximately 15% of the issued and outstanding HAPC common stock and disclosed its intentions to vote such shares in favor of the acquisition. As of August 1, 2009, the latest date reported by HAPC, the 2.8 million shares held by the Company remained at approximately 15% of the issued and outstanding common stock of HAPC. Since October 2007, the share price of HAPC common stock has significantly decreased from the Company’s purchase price of $5.97 per share. During the years ended December 31, 2008 and 2007, the Company recognized other-than-temporary impairments of approximately $4.6 million and $6.1 million, respectively. As of September 30, 2008, the HAPC common stock had been written down to a cost basis of approximately $2.14 per share through the income statement. As of December 31, 2008, the Company recorded an unrealized loss of approximately $262,000, based on the December 31, 2008 fair value of the HAPC common stock, which was included in other comprehensive income. The estimated fair value of the Company’s investment in HAPC common stock decreased from approximately $5.7 million as of December 31, 2008 to approximately $5.2 million as of September 30, 2009.
HAPC receives reimbursement from private insurers and governmental agencies and may be adversely affected by any change in the overall reimbursement system. For example, certain changes to the Medicare and Medicaid compliance standards for consignment closets and stock and bill arrangements are expected to be implemented on or before March 1, 2010. Such or similar changes may potentially adversely impact the business of HAPC, which in turn could require the Company to record an impairment in the future to the HAPC common stock held by the Company. The Company believes that the decline in the fair value of HAPC stock as of September 30, 2009 was temporary in nature, not specifically related to regulatory risks and considered the decline to be insignificant. The decline in the fair value of the HAPC common stock was recorded as an unrealized loss and reflected in other comprehensive loss.
10. Commitments and Contingencies
The Company enters into certain types of contracts from time to time that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnification to either (a) purchasers of the Company’s businesses or assets, (b) entities from which the Company is acquiring assets or businesses, or (c) investment bankers retained by the Company in connection with such transactions; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, including claims arising from the Company’s use of the applicable premises; (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; and (iv) Company license, consulting, distribution and purchase agreements with its customers and other parties, under which the Company may be required to indemnify such parties for intellectual property infringement claims, product liability claims, and other claims arising from the Company’s provision of products or services to such parties.
The terms of the foregoing types of obligations vary. A maximum obligation arising out of these types of agreements is generally not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no additional liabilities have been recorded for these obligations on its balance sheets as of September 30, 2009 and December 31, 2008, except as noted below regarding HAPC.
In connection with the sale of InfuSystem, the Company has indemnified HAPC as to all taxes imposed on or relating to InfuSystem that are due with respect to periods ending on or prior to the closing date, which was October 25, 2007. InfuSystem is subject to income tax in multiple state jurisdictions. The tax year 2004 and later years remain open to examination by the major state taxing jurisdictions to which InfuSystem is subject depending on the state taxing authority. In accordance with ASC 460-10 (formerly FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), the Company recorded a liability of approximately $3.7 million as of December 31, 2007 to reflect the fair value of the indemnification to HAPC for all tax exposures arising prior to the closing of the sale of InfuSystem, with an offsetting decrease in the gain on sale of discontinued operations. The ASC 460-10 liability as of December 31, 2008 was $4.0 million, which includes approximately $267,000 of additional accrued interest recorded during the year ended December 31, 2008 in operating expenses. The ASC 460-10 liability as of September 30, 2009 was $4.2 million, which includes approximately $235,000 of additional accrued interest recorded during the nine months ended September 30, 2009 in operating expenses.
Chondrolysis Litigation
There has been discussion in the orthopedic community over the possibility that the continuous infusion of a local anesthetic into the joint space via an infusion pump may contribute to a condition called chondrolysis. This condition, which to the Company’s knowledge has mostly been present after certain shoulder surgeries, may cause the deterioration of the cartilage in the joint months after the surgery. The authors of papers in the relevant medical literature have identified a variety of possible causes of chondrolysis including: thermal capsulorraphy; radiofrequency treatment; prominent hardware; gentian violet; chlorhexidine; methylmethacrylate; intra-articular (within the joint) administration of bupivacaine with epinephrine; and intra-articular administration of bupivacaine without epinephrine. There does not appear, however, to be scientific evidence available yet sufficient to identify the actual cause. It should be noted that these authors have not cited any evidence suggesting the extra-articular (outside the joint) administration of bupivacaine as a possible cause of chondrolysis. For shoulder surgeries, the Company believes most surgeons today are administering bupivacaine extra-articularly or having an anesthesiologist administer a continuous nerve block (e.g., ON-Q® C-bloc).
The Company in its March 31, 2009 Form 10-Q previously reported that it was named as a defendant in approximately 69 filed lawsuits seeking damages as a result of alleged chondrolysis. The number of filed lawsuits against the Company significantly increased in the second quarter resulting in the Company reporting a total of 212 filed lawsuits in its June 30, 2009 Form 10-Q. As of November 5, 2009, the Company was named as a defendant in approximately 191 filed lawsuits, which included a total of 80 dismissals and 59 new lawsuits since the June 30, 2009 Form 10-Q. The 191 filed lawsuits represented a total of 412 allegedly injured plaintiffs. A significant majority of these lawsuits name defendants in addition to the Company such as physicians, drug companies and other device manufacturers. It is not known to what degree, if any, the potential liability of other parties may affect the ultimate cost to the Company, and the Company currently has no cost-sharing arrangements with other defendants.
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
On June 26, 2009, a United States District Court in Florida (the “Court”) dismissed the first chondrolysis case against any pump manufacturer to be decided on the merits, in a case filed against Breg Incorporated (“Breg”), a former competitor of the Company. The case was Kilpatrick v. Breg, Inc (the “Kilpatrick case”). In the Kilpatrick case, the Court granted Breg’s motion for summary judgment after it granted Breg’s motion to exclude plaintiff’s causation testimony pursuant to Federal Rule of Evidence 702. Specifically, the Court granted Breg’s Motion for Summary Judgment on the grounds that plaintiff had not sufficiently demonstrated that Breg’s pain pump could or did cause the type of injury the plaintiff suffered, applying the U.S. Supreme Court’s decision in Daubert v. Merrell Dow Pharmaceuticals, 509 U.S. 579 (1993) (“Daubert”). Under Daubert, federal district courts act as “gatekeepers,” admitting expert testimony only if it is both reliable and relevant so as to prevent speculative and unreliable testimony from reaching the jury. The Daubert precedent applies in all federal courts and in the approximately 30 state courts that have adopted Daubert or similar principles as law. A majority of the Company’s outstanding lawsuits are in jurisdictions that either follow Daubert or have adopted some form of Daubert principles. The Kilpatrick case has favorably impacted the Company’s assessment of its legal prospects and potential liability for claims of alleged chondrolysis. Although other courts are not legally bound to follow the Kilpatrick case decision in similar lawsuits involving the Company, the Company believes that the decision is highly beneficial to the Company’s position and fundamentally affects its long-term outlook for resolving legal matters involving chondrolysis.
In addition to the favorable legal implications of the Kilpatrick case ruling described above, the Company believes that information contained in a case series recently published by David S. Bailie, M.D., et al. is beneficial to its legal position regarding causation, the crux of plaintiffs’ claims.
Further, the Company has observed that a significant majority of the current plaintiffs as of November 5, 2009 are named in lawsuits that were received after June 30, 2009. The Company believes that plaintiff attorneys are rapidly filing claims because of their evaluation that the statute of limitations is expiring in many jurisdictions. The new cases are at a very early stage of development and generally provide minimal information. Many of these lawsuits name two or more pain pump manufacturers in addition to the Company as defendants in the same lawsuit, presumably because plaintiffs’ attorneys have not yet determined the manufacturer of the pump utilized in the surgical procedure. The Company believes that a significant portion of such cases against the Company will ultimately be dismissed because a Company pump was not involved.
In accordance with ASC 450-20-25 (formerly SFAS No. 5, Accounting for Contingencies), the Company records an estimated loss from loss contingency such as the legal proceedings described immediately above when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued in accordance with U.S. GAAP. In most cases, significant judgment is required to estimate the range of probable potential loss and timing of a loss to be recorded. Events may arise that were not anticipated and the outcome of a contingency may result in an uninsured loss to the Company that differs from the previously estimated liability, which could result in a material difference from that recorded in the current period.
During the first quarter of 2009, the Company estimated the range of probable potential loss to the Company for the legal proceedings described immediately above as of March 31, 2009 was $12.4 million to $89.0 million. As of March 31, 2009, the Company recorded a cumulative total expense of $12.4 million in loss contingency, of which $1.5 million and $10.9 million were recognized as part of certain litigation and insurance charges in operating expenses during the three months ended March 31, 2009 and year ended December 31, 2008, respectively. The cumulative $12.4 million expense in loss contingency represented the low end of the estimated range of cumulative loss as of March 31, 2009. The range of probable potential loss represented the Company’s estimated out-of-pocket cost for claims already asserted, including the estimated cost of legal fees and potential settlements with claimants, to the extent not covered by insurance, in compliance with the Company’s accounting policy. No accrual was made for unasserted claims as of March 31, 2009, because the number and cost of such claims could not be reasonably estimated. The range of loss was determined based on the number of actual cases brought against the Company and included estimated payments for self-insured retentions that would be made to its product liability insurance carriers or third parties and any amounts in excess of its insurance coverage amount. The accrual also assumed that the Company will ultimately incur the Company’s $5.0 million self-insured layer discussed earlier. As of December 31, 2008, the loss contingency recognized on the balance sheet as Accrued Litigation Costs was $10.5 million, compared to $12.0 million as of March 31, 2009. The loss contingency recognized on the balance sheet as Accrued Litigation Costs remained at $12.0 million as June 30, 2009.
Significant developments during the second quarter of 2009 surrounding the ongoing lawsuits include the highly favorable ruling in the Kilpatrick case, the scientific information recently brought to light in the published Bailie case series that the Company believes will be beneficial to its legal position regarding causation and the nature of the latest filed lawsuits, since, among other matters potentially favorable to the Company, many of the lawsuits have more than one named pain pump manufacturer as a defendant and information regarding product identification that is lacking. The Company believes that, due to these significant developments, the probability of significant unfavorable judicial outcomes from the lawsuits is reasonably possible but not probable in accordance with ASC 450-20-25. The Company intends to seek dismissals and aggressively defend such cases. The Company can no longer reasonably estimate its contingent liability for possible unfavorable legal outcomes from any of the lawsuits or the potential settlements with claimants or judgments following trial beginning in the second quarter of 2009. However, the Company believes that the legal costs to defend the current lawsuits are probable and can be reasonably estimated. As such, the Company recorded a loss contingency for the estimated legal costs as of June 30, 2009 and September 30, 2009 in accordance with ASC 450-20-25 and consistent with the Company’s accounting policy.
The Company’s estimate includes its best estimate of the portion of legal costs not covered by insurance. No accrual was made for unasserted claims as of September 30, 2009, because the number and cost of such claims could not be reasonably estimated. While the Company has explicitly accrued for legal costs only, it recognizes that a rational defendant will often settle cases for a nuisance value in lieu of incurring legal costs of a comparable amount. The Company estimates that the range of probable potential loss to the Company for the legal costs as of September 30, 2009 is $12.0 million to $31.4 million. As of September 30, 2009, the loss contingency recognized on the balance sheet as Accrued Litigation Costs was $12.0 million, which represents the low end of the estimated range and reflects no additional accrual for the second and third quarters of 2009 despite the sharp increase in the number of lawsuits filed against the Company since June 30, 2009. As previously discussed, the new cases, which comprise a majority of the number of filed lawsuits currently outstanding against the Company, are at a very early stage of development. Due to the nature of the newly-filed lawsuits, the Company believes that a significant portion of these cases will ultimately be dismissed. The Company also believes that the favorable and unfavorable events since the second quarter of 2009 had an offsetting impact on the Company’s legal liability with respect to its chondrolysis legal exposures. No additional reserves were accrued in the second or third quarters of 2009 in connection with the ongoing litigation. While the portion of the reserve for estimated legal fees was significantly increased in light of the increase in the number of cases, the estimated liability for the cases themselves was reduced to zero during the three months ended June 30, 2009 as the Company does not believe that liability amounts are either probable or estimable at this time. A significant increase in the number of claims made against the Company or unfavorable legal outcomes or scientific evidence could have a material adverse effect on the Company’s financial condition and results from operations.
Litigation as to the Offer and Merger
On or about October 20, 2009, David Lash and Dale Hartig, on behalf of themselves and the public stockholders of the Company, filed a purported class action complaint in the Superior Court of the State of California, Orange County (the “Court”), captioned David Lash and Dale Hartig v. Donald Earhart, et al. (Case No. 30-2009 00312968). On October 23, 2009, David Lash and Dale Hartig filed an amended complaint. On or about October 23, 2009, Stuart Kessler, on behalf of himself and the public stockholders of the Company, filed a purported class action complaint in the Court, captioned Stuart Kessler v. James J. Dal Porto, et al. (Case No. 30-2009 00312919). Both lawsuits name the Company, each of the Company’s directors, Kimberly-Clark Corporation (“Kimberly-Clark”) and Boxer Acquisition, Inc., a wholly owned subsidiary of Kimberly-Clark (“Merger Sub”), as defendants. The lawsuits allege, among other things, that the Company’s directors breached their fiduciary duties by failing to maximize shareholder value and through alleged materially inadequate disclosures and material disclosure omissions. In addition, the lawsuits allege that the Company and Kimberly-Clark aided and abetted such alleged breaches of fiduciary duties by the Company’s directors. Based on these allegations, the lawsuits seek, among other relief, injunctive relief enjoining a tender offer by Kimberly-Clark (the “Offer”) and a merger with Merger Sub (the “Merger”). Both lawsuits also purport to seek recovery of the costs of the action, including reasonable attorney’s fees. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further information regarding the pending merger with Kimberly-Clark.
Other Litigation and Regulatory Matters
In June 2007, the Company commenced a lawsuit against Apex Medical Technologies, Inc (“Apex”) and its president, Mark McGlothlin, in the U.S. District Court for the Southern District of California for patent infringement and misappropriating the Company’s valuable trade secrets. The Company also sued distributors of Apex’s Solace® Pump, including Zone Medical, LLC (“Zone”). In response to the litigation brought by the Company, the defendants asked the U.S. Patent and Trademark Office (the “Patent Office”) to reexamine one of the Company’s patents. The Patent Office routinely grants such requests and often times initially rejects previously issued patent claims. In October 2008, the Patent Office took this action after receiving Apex’s position on the patent without input from the Company. The Company presented its position to the Patent Office and in April 2009 the Patent Office reconfirmed the patent with clarifying amendments to some of the patent’s claims. On July 14, 2009, the Patent Office issued the Reexamination Certificate, terminating the reexamination proceedings. On October 28, 2009 after a four week trial the jury found that 1) Apex and Zone willfully infringed the Company’s patent awarding the Company damages in excess of $2,950,000, 2) the Company’s patent is valid and enforceable, 3) Mr. McGlothlin and Apex willfully and maliciously misappropriated the Company’s trade secrets awarding the Company damages in excess of $2,950,000, 4) Mr. McGlothlin and Apex willfully and maliciously breached the Company’s confidence awarding the Company damages of $3,000,000, and 5) Mr. McGlothlin and Apex willfully and maliciously competed unfairly with the Company awarding the Company damages in excess of $2,950,000. The jury also found in favor of the Company on the Defendants’ counterclaim. Moreover, the jury awarded the Company $1,500,000 in punitive damages against Mr. McGlothlin for willfully and maliciously misappropriating the Company’s trade secrets, breaching the Company’s confidence and unfairly competing with the Company. There is no assurance that the Company will ultimately collect any or all of the damages awarded at the trial. In view of the jury verdict, the

Company expects to move for entry of a permanent injunction against the Defendants. The Company continues to enforce its patent and trade secret rights against Mr. McGlothlin, Apex, Zone and other distributors that make, use, sell or offer to sell the Solace Pump. The Company is vigorously moving forward to protect its patent rights and valuable trade secrets.
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
11. Operating Segments and Revenue Data
ASC 320-10 (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information), establishes standards and disclosure requirements for the reporting of operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Prior to the acquisition of AcryMed on February 15, 2008, the Company operated in one reportable operating segment. The Company’s products were predominately assembled from common subassembly components in a single integrated manufacturing facility, and operating results were reviewed by management and the chief operating decision-maker on a combined basis due to shared infrastructure. Within this single operating segment, the Company has identified two product lines representing specific clinical applications — Regional Anesthesia and Intravenous (“IV”) Infusion Therapy. Management and the chief operating decision-maker currently evaluate AcryMed’s performance on a separate internal reporting basis. As such, the Company currently operates in two reportable operating segments: Infusion Pumps for its Regional Anesthesia and IV Infusion Therapy products and Antimicrobial Materials for AcryMed’s products. The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2008 include AcryMed’s contributions subsequent to the February 15, 2008 acquisition date. Revenues from the two operating segments for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2009	2008	2009	2008
Infusion Pumps:
Regional Anesthesia	$27,532	$24,817	$78,466	$73,537
IV Infusion Therapy	8,368	5,945	23,837	18,592

Subtotal	35,900	30,762	102,303	92,129
Antimicrobial Materials	847	1,480	2,453	3,844

Total	$36,747	$32,242	$104,756	$95,973

Operating segment information is as follows for the three and nine months ended September 30, 2009 and 2008:

	Infusion	Antimicrobial
	Pumps	Materials	Consolidated
	(Amounts in thousands)
Three Months Ended September 30, 2009
Revenues (1)	$35,900	$847	$36,747
Operating income (loss) (1)(2)	1,748	(510)	1,238
Assets	138,857	15,437	154,294
Depreciation and amortization	523	110	633
Property additions	774	176	950

	Infusion	Antimicrobial
	Pumps	Materials	Consolidated
	(Amounts in thousands)
Nine Months Ended September 30, 2009
Revenues (1)	$102,303	$2,453	$104,756
Operating income (loss) (1)(2)	466	(1,679)	(1,213)
Assets	138,857	15,437	154,294
Depreciation and amortization	1,529	325	1,854
Property additions	1,491	196	1,687
Three Months Ended September 30, 2008
Revenues (1)	$30,762	$1,480	$32,242
Operating loss (1)(2)	(116)	(11,761)	(11,877)
Assets	133,418	16,033	149,451
Depreciation and amortization	471	48	519
Property additions	393	99	492
Nine Months Ended September 30, 2008
Revenues (1)	$92,129	$3,844	$95,973
Operating loss (1)(2)	(15,437)	(12,165)	(27,602)
Assets	133,418	16,033	149,451
Depreciation and amortization	1,329	285	1,614
Property additions	1,200	152	1,352

(1)	Intercompany sales and operating income between the Infusion Pumps and Antimicrobial Materials operating segments have been eliminated in the consolidation and have been excluded from the above numbers.

(2)	Certain expenses incurred by the Company at the corporate level have not been allocated to the Antimicrobial Materials operating segment, such as employee stock administration, human resources, finance, information technology, investor relations, corporate governance, SEC compliance, general management, strategy development, taxes, audit fees, cash management, legal fees, regulatory compliance and budgeting, as such amounts are not used by management in evaluating segment profitability.
12. Pending Merger with Kimberly-Clark
On October 8, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kimberly-Clark Corporation and Merger Sub. The Merger Agreement provides that within seven business days of the date of the Merger Agreement, Merger Sub will commence the Offer to purchase all of the outstanding shares of the Company’s common stock for $12.65 in cash per share. Upon successful completion of the tender offer, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Kimberly-Clark. Consummation of the Offer is subject to customary conditions, including, but not limited to, (i) at least a majority of outstanding shares of the Company’s common stock on a fully diluted basis being tendered into the Offer, (ii) the expiration or termination of waiting periods under applicable antitrust laws and (iii) the absence of any Material Adverse Effect (as defined in the Merger Agreement). The Offer is not subject to a financing condition.
The Offer was launched on October 20, 2009 and will initially expire at midnight, New York City time, on November 17, 2009, which is the 20th business day from the commencement thereof. However, until such time as the applicable conditions in the Merger Agreement have been satisfied, the Offer may be extended by either the Company or Merger Sub for up to 120 calendar days after commencement (the “Outside Date”), in accordance with applicable SEC rules and regulations. Additionally, the Outside Date may be extended pursuant to the Merger Agreement for 30 calendar days if the waiting period under the applicable foreign antitrust laws or Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has not expired or been terminated, and up to an incremental 120 calendar days if the waiting periods under applicable foreign antitrust laws have not expired or been terminated.
Consummation of the Merger is expected in the fourth quarter of 2009 and is subject to customary conditions, including, if required under Delaware law, approval of the Merger Agreement by the Company’s stockholders. The parties have agreed that, if after the purchase of shares pursuant to the Offer and any subsequent offering period, and after giving effect to any shares purchased pursuant to the Top-Up Option described in the next paragraph, Merger Sub owns at least 90% of the outstanding shares, then provided that the other conditions of the Merger have been satisfied or waived, Merger Sub will merge into the Company in a “short-form” merger pursuant to the applicable provisions of Delaware law, which will not require the approval of the Company’s stockholders other than Merger Sub.
In the Merger Agreement, the Company has granted to Merger Sub an option (the “Top-Up Option”) to purchase, at a price per share equal to the offer price, a number of newly issued shares equal to the lowest number of shares that, when added to the number of shares owned by Kimberly-Clark or Merger Sub at the time of exercise of the Top-Up Option, constitutes one Share more than 90% of the fully diluted shares (after giving effect to the issuance of all shares subject to the Top-Up Option); provided that the Top-Up Option shall not be exercisable for a number of shares in excess of the Company’s authorized and unissued shares on a fully diluted basis. Merger Sub may exercise the Top-Up Option during the 20 business day period following the consummation of the Offer.
In addition, pursuant to the terms of the Merger Agreement, effective upon the purchase of shares pursuant to the Offer, Kimberly-Clark will be entitled to designate a number of directors, rounded up to the next whole number, on the Company’s Board of Directors and committees thereof equal to the product of (i) the total number of directors on the Company’s Board of Directors or a committee thereof, as applicable, and (ii) the percentage that the number of shares beneficially owned by Kimberly-Clark and/or Merger Sub bears to the number of shares then outstanding.
The Merger Agreement contains customary representations and warranties by Kimberly-Clark, Merger Sub and the Company. The Merger Agreement also contains customary covenants and agreements, including with respect to the Company’s operation of the business and its subsidiaries between signing of the Merger Agreement and closing of the Merger, solicitation of alternative acquisition proposals by the Company, governmental filings and approvals, and other matters.
The Merger Agreement and the Offer may be terminated under certain customary circumstances by Kimberly-Clark and/or the Company, including if the Offer is not consummated on or before the Outside Date (as it may be extended as described above). The Merger Agreement provides for a termination fee and/or expenses of up to approximately $12.8 million, payable by the Company to Kimberly-Clark, if the Merger Agreement is terminated under certain circumstances.
The Merger Agreement is included as an exhibit to this Form 10-Q to provide additional information regarding the terms of the transactions described herein and is not intended to provide any other factual information or disclosure about the Company, Kimberly-Clark or Merger Sub. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of such agreement and as of a specific date, were solely for the benefit of the parties to such agreement (except as to certain indemnification obligations), are subject to limitations agreed upon by the contracting parties, including being qualified by disclosure schedules made for the purposes of allocating contractual risk between and among the parties thereto instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Investors are not third-party beneficiaries under the Merger Agreement and, in light of the foregoing reasons, should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company, Kimberly-Clark or Merger Sub or any of their respective subsidiaries or affiliates.
As described above, two purported class action complaints have been filed in California Superior Court seeking, among other relief, injunctive relief enjoining the Offer and the Merger. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s current opinions about trends and factors that may impact future operating results. Statements that use words such as “may,” “will,” “should,” “believes,” “predicts,” “estimates,” “projects,” “anticipates” or “expects” or use similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to material risks, assumptions and uncertainties, which could cause actual results to differ materially from those currently expected, and readers are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, the Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-K, as amended, for the year ended December 31, 2008, 10-Q and 8-K and other reports that are periodically filed with the Securities and Exchange Commission. The risks affecting the Company’s business include, among others: the risk that the Offer or the Merger will not be consummated; the risk that the Company’s business will be adversely impacted during the pendency of the Offer and the Merger, whether as a result of announcement of the Offer or otherwise; physician acceptance of infusion-based therapeutic regimens; potential inadequacy of insurance to cover existing and future product liability claims; implementation of the Company’s direct sales strategy; successful integration of the Company’s acquisition of AcryMed Incorporated and further development and commercialization of AcryMed’s technologies; dependence on the Company’s suppliers and distributors; the Company’s continuing compliance with applicable laws and regulations, such as the Medicare Supplier Standards and Food, Drug and Cosmetic Act, and the Medicare’s and FDA’s concurrence with management’s subjective judgment on compliance issues, including those related to the recent FDA warning letter; the reimbursement system currently in place and future changes to that system; product availability, acceptance and safety; competition in the industry; technological changes; intellectual property challenges and claims; economic and political conditions in foreign countries; currency exchange rates; inadequacy of booked reserves (including those related to the chondrolysis litigation); future impairment write-downs; and reliance on the success of the home health care industry. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.
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
Global credit and capital markets have also experienced unprecedented volatility and disruption, and business credit and liquidity have tightened in much of the world. This has also adversely affected the stock market resulting in material declines in stock prices. The Company’s stock price declined significantly during this period. During the fourth quarter of 2008, the Company’s market capitalization fell below its recorded net book value, which triggered impairment testings of its goodwill, other intangible assets and long-lived assets with finite lives. Based on the results of the impairment testing, the Company recorded an impairment charge of $380,000 during the fourth quarter of 2008 on certain intangible assets related to developed technology that were acquired in the AcryMed transaction. No goodwill impairment was identified. The Company’s market capitalization was above its recorded book value as of September 30, 2009. The Company will continue to monitor its market capitalization. If the Company’s market capitalization drops below the Company’s book value again in the future, it could imply that the carrying amount of the Company’s goodwill and other intangible assets may not be recoverable, thereby requiring future interim impairment tests that may result in a non-cash write-down of these assets, which could have a material adverse impact on the Company’s condensed consolidated financial statements. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further discussion.
Pending Merger with Kimberly-Clark
On October 8, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kimberly-Clark Corporation (“Kimberly-Clark”) and Boxer Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Kimberly-Clark (“Merger Sub”). The Merger Agreement provides that within seven business days of the date of the Merger Agreement, Merger Sub will commence a tender offer (the “Offer”) to purchase all of the outstanding shares of the Company’s common stock for $12.65 in cash per share. The Offer was launched on October 20, 2009. Upon successful completion of the tender offer, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Kimberly-Clark. Consummation of the Offer is subject to customary conditions, including, but not limited to, (i) at least a majority of outstanding shares of the Company’s common stock on a fully diluted basis being tendered into the Offer, (ii) the expiration or termination of waiting periods under applicable antitrust laws and (iii) the absence of any Material Adverse Effect (as defined in the Merger Agreement). The Offer is not subject to a financing condition.
Consummation of the Merger is expected in the fourth quarter of 2009 and is subject to customary conditions, including, if required under Delaware law, approval of the Merger Agreement by the Company’s stockholders. The Merger Agreement and the Offer may be terminated under certain customary circumstances by Kimberly-Clark and/or the Company. The Merger Agreement provides for a termination fee and/or expenses of up to approximately $12.8 million, payable by the Company to Kimberly-Clark, if the Merger Agreement is terminated under certain circumstances. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further discussion.
Results of Operations
Revenue
Net revenues from continuing operations increased 14%, or $4.5 million, to $36.7 million for the three months ended September 30, 2009 from $32.2 million for the three months ended September 30, 2008 and increased 9%, or $8.8 million, to $104.8 million for the nine months ended September 30, 2009 from $96.0 million for the nine months ended September 30, 2008.
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
The Company’s revenues from the Infusion Pumps operating segment increased 17%, or $5.1 million, to $35.9 million for the three months ended September 30, 2009 from $30.8 million for the three months ended September 30, 2008 and increased 11%, or $10.2 million, to $102.3 million for the nine months ended September 30, 2009 from $92.1 million for the nine months ended September 30, 2008.
Regional Anesthesia revenues increased 11%, or $2.7 million, to $27.5 million for the three months ended September 30, 2009 from $24.8 million for the three months ended September 30, 2008 and 7%, or $4.9 million, to $78.5 million for the nine months ended September 30, 2009 from $73.5 million for the nine months ended September 30, 2008. The increase was primarily due to increased clinical usage of the ON-Q C-bloc® Continuous Nerve Block System by surgeons in the United States, offset in part by reduced revenues from ON-Q third party billings, which the Company discontinued effective February 2009. U.S. revenue from the C-bloc Continuous Nerve Block System increased 36%, or $2.2 million, to $8.3 million for the three months ended September 30, 2009 from $6.1 million for the three months ended September 30, 2008 and increased 35%, or $6.0 million, to $23.1 million for the nine months ended September 30, 2009 from $17.1 million for the nine months ended September 30, 2008. The increases in revenue from the C-bloc Continuous Nerve Block System were primarily due to improved customer awareness of clinical efficacy and favorable reimbursement from third parties. Other Regional Anesthesia products include the Soaker™ Catheter and the SilverSoaker™ Catheter.
Sales of IV Infusion Therapy products, which include the Company’s intravenous elastomeric pumps, mechanical infusion devices and disposables, increased 41%, or $2.4 million, to $8.4 million for the three months ended September 30, 2009 from $5.9 million for the three months ended September 30, 2008 and increased 28%, or $5.2 million, to $23.8 million for the nine months ended September 30, 2009 from $18.6 million for the nine months ended September 30, 2008. The increase was due to increased unit sales of IV Infusion Therapy products to B. Braun Medical Inc., a domestic distributor, other regional U.S. distributors and international distributors, including B. Braun Medical S.A. (France). The increase in unit sales was due to the timing of shipments to distributors and the withdrawal of a competitor from the IV Infusion Therapy market. The Company has a distribution agreement with B. Braun Medical S.A., a manufacturer and distributor of pharmaceuticals and infusion products, to distribute the Company’s elastomeric infusion pumps in Western Europe, Eastern Europe, the Middle East, Asia Pacific, South America and Africa. The distribution agreement was amended as of March 31, 2009 for updates primarily to territories subject to the agreement. In March 2009, the Company also announced that it entered into a binding letter of intent (the “letter of intent”) for an exclusive international distribution agreement with B. Braun Melsungen AG covering the ON-Q PainBuster Post-Operative Pain Relief System and ON-Q C-bloc Continuous Nerve Block System (the latter will be private labeled as Easypump™ C-bloc RA for B. Braun Melsungen AG). The letter of intent expired in June 2009. The terms of the letter of intent were renewed and extended to December 2009. The Company is currently negotiating the terms of the definitive agreement.
Antimicrobial Materials revenues decreased 43%, or $0.6 million, to $0.8 million for the three months ended September 30, 2009 from $1.5 million for the three months ended September 30, 2008 and decreased 36%, or $1.4 million, to $2.5 million for the nine months ended September 30, 2009 from $3.8 million for the nine months ended September 30, 2008. The decreases for the three and nine months ended September 30, 2009 were primarily due to sales in the three and nine months ended September 30, 2008 from a temporary pilot production to a customer prior to the planned transfer of manufacturing responsibility to that customer. No product sales were recognized for the same customer for the three and nine months ended September 30, 2009.

Cost of Revenues
Cost of revenues increased 14%, or $1.2 million, to $9.8 million for the three months ended September 30, 2009 from $8.6 million for the three months ended September 30, 2008 and increased 12%, or $3.0 million, to $28.5 million for the nine months ended September 30, 2009 from $25.5 million for the nine months ended September 30, 2008. The increase was primarily due to higher sales volume. As a percentage of net sales, cost of revenues was comparable for both the three and nine months ended September 30, 2009 compared to the same periods in the prior year.
Selling and Marketing Expenses
Selling and marketing expenses decreased 7%, or $1.2 million, to $15.8 million for the three months ended September 30, 2009 from $17.0 million for the three months ended September 30, 2008 and decreased 11%, or $5.9 million, to $48.8 million for the nine months ended September 30, 2009 from $54.7 million for the nine months ended September 30, 2008.
For the three months ended September 30, 2009, the decrease was primarily attributable to decreases in compensation and related expenses ($0.8 million), travel and entertainment expenses ($0.7 million), marketing samples ($0.2 million), advertising and promotion expenses ($0.1 million), employee training ($0.1 million) and non-cash compensation expense related to the amortization of deferred compensation ($0.1 million), offset in part by increases in commissions ($0.6 million), rebates ($0.3 million) and consulting ($0.1 million). For the nine months ended September 30, 2009, the decrease was primarily attributable to decreases in compensation and related expenses ($2.5 million), commissions ($0.9 million), national sales meeting ($0.5 million), advertising and promotion expenses ($0.5 million), travel and entertainment expenses ($1.0 million), marketing samples ($0.5 million), non-cash compensation expense related to the amortization of deferred compensation ($0.3 million) and employee training ($0.1 million), offset in part by an increase in rebates ($0.9 million).
The decreases in compensation and related expenses, national sales meeting, advertising and promotion expenses, marketing samples, employee training and travel and entertainment expenses were directly related to a reduction in the sales force and decreased spending on marketing programs. As of September 30, 2009 and 2008, the Company had approximately 280 and 310 employees, respectively, in its sales organization. The Company’s sales organization is comprised of inside and outside salespeople, nurses, customer service representatives and sales management. The decreases in commissions for the nine months ended September 30, 2009 and non-cash compensation expense related to the amortization of deferred compensation for the three and nine months ended September 30, 2009 were due to a decrease in the number of sales representatives who achieved quota compared to the same period in the prior year and reduction of stock awards granted to the sales force. The increase in rebates was primarily due to the increase in revenue.
As a percentage of net revenues, selling and marketing expenses decreased by approximately ten percentage points for each of the three and nine months ended September 30, 2009 versus the same period in the prior year primarily because of the increase in net revenues and decrease in selling and marketing expenses described above.
General and Administrative Expenses
General and administrative expenses increased 27%, or $1.5 million, to $7.0 million for the three months ended September 30, 2009 from $5.6 million for the three months ended September 30, 2008 and increased 21%, or $3.4 million, to $19.4 million for the nine months ended September 30, 2009 from $16.0 million for the nine months ended September 30, 2008.
For the three months ended September 30, 2009, the increase was primarily attributable to increases in legal fees ($1.7 million), bonus expense ($0.7 million) and accounting fees ($0.2 million), offset in part by decreases in non-cash compensation expense related to the amortization of deferred compensation ($0.6 million), general and administrative expenses incurred by AcryMed ($0.3 million) and management service fees ($0.1 million). For the nine months ended September 30, 2009, the increase was primarily attributable to increases in legal fees ($3.9 million), bonus expense ($0.7 million), accounting fees ($0.4 million) and bad debt expense ($0.2 million), offset in part by decreases in non-cash compensation expense related to the amortization of deferred compensation ($1.1 million), general and administrative expenses incurred by AcryMed ($0.7 million) and management services fees ($0.2 million).
The increase in legal fees was primarily due to increased litigation costs including the patent infringement case discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements and approximately $0.8 million of services rendered in connection with the pending merger with Kimberly-Clark. The decrease in non-cash compensation expense related to the amortization of deferred compensation is due to a reduction in the number of share-based awards granted in the current year and a lower fair market value of the share-based awards that were granted, which was the result of a decrease in the Company’s stock price. The general and administrative expenses incurred by AcryMed were consolidated with the Company’s operations effective February 15, 2008 in connection with the Company’s acquisition of AcryMed.
As a percentage of net revenues, general and administrative expenses increased by approximately two percentage points for each of the three and nine months ended September 30, 2009, respectively, compared to the same period in the prior year because general and administrative expenses increased at a rate that outpaced the increase in net revenues described above.
Product Development Expenses
Product development expenses include research and development for new products and the cost of obtaining and maintaining regulatory approvals of products and processes. Product development expenses increased 131%, or $1.7 million, to $3.0 million for the three months ended September 30, 2009 from $1.3 million for the three months ended September 30, 2008 and increased 126%, or $4.3 million, to $7.8 million for the nine months ended September 30, 2009 from $3.4 million for the nine months ended September 30, 2008. The increase was primarily due to expenses incurred by AcryMed and increases in consulting expense and compensation and related expenses that resulted from an increase in the number of headcount in the Company’s product development departments and an increase in regulatory testing. Expenses incurred by AcryMed were consolidated with the Company’s operations effective February 15, 2008 in connection with the Company’s acquisition of AcryMed. The Company will continue to incur product development expenses as it continues its efforts to introduce new technology and cost-efficient products into the market.
Certain Litigation and Insurance Charges
For the three months ended September 30, 2008, the Company recorded $0.1 million in certain litigation and insurance charges for loss contingency related to certain legal proceedings. No accrual for certain litigation and insurance charges was recorded for the three months ended September 30, 2009. For the nine months ended September 30, 2008, the Company recorded $12.3 million in certain litigation and insurance charges, which consisted of $3.5 million in expense for additional retroactive product liability coverage and $8.8 million in loss contingency related to certain legal proceedings. For the nine months ended September 30, 2009, the Company recorded $1.5 million in certain litigation and insurance charges for loss contingency. As of November 5, 2009, the Company was named as a defendant in approximately 191 filed lawsuits seeking damages as a result of alleged chondrolysis. The 191 filed lawsuits represented a total of 412 allegedly injured plaintiffs. Many of these lawsuits name defendants in addition to the Company such as physicians, drug companies and other device manufacturers. ASC 450-20-25 requires the Company to record an estimated loss from loss contingency such as the legal proceedings described immediately above when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. In most cases, significant judgment is required to estimate the range of probable potential loss and timing of a loss to be recorded. Events may arise that were not anticipated and the outcome of a contingency may result in an uninsured loss to the Company that differs from the previously estimated liability, which could result in a material difference from that recorded in the current period.
During the second quarter of 2009, the Company determined that, due to the significant developments discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, the probability of significant unfavorable judicial outcomes from the lawsuits is reasonably possible but not probable in accordance with ASC 450-20-25. Accordingly, the Company no longer accrues potential settlements with claimants or judgments following trial beginning with the second quarter of 2009. Offsetting this favorable impact, however, is a significant increase in the

Company’s estimate of legal costs to defend the current lawsuits that are believed to be probable and can be reasonably estimated. As such, the Company recorded a loss contingency for the estimated legal costs as of June 30, 2009 and September 30, 2009 in accordance with ASC 450-20-25 and consistent with the Company’s accounting policy. As of June 30, 2009 and September 30, 2009, the loss contingency recognized on the balance sheet was $12.0 million. The Company’s estimated loss contingency includes its best estimate of the portion of legal costs not covered by insurance. No accrual was made for unasserted claims as of September 30, 2009, because the number and cost of such claims could not be reasonably estimated. While the Company has explicitly accrued for legal costs only, it recognizes that a rational defendant will often settle cases for a nuisance value in lieu of incurring legal costs of a comparable amount. See Note 10 of the Notes to Condensed Consolidated Financial Statements.
The evaluation of potential legal liability, outcomes and costs are based on management’s best estimates which are subjective in nature and involve significant assumptions. Accordingly, if the Company’s evaluation and assumptions are incorrect, the result could have a material adverse effect on the Company’s financial condition and results of operations. The Company believes its current funds, together with possible borrowings from its existing line of credit, are sufficient to settle its current estimated loss contingency. However, the Company may also be required to seek additional funds, including possibly through financings, in the event of an unfavorable outcome.
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
Interest and Other Income
Interest and other income decreased 38%, or $0.4 million, to $0.7 million for the three months ended September 30, 2009 from $1.1 million for the three months ended September 30, 2008 and decreased 45%, or $1.8 million, to $2.2 million for the nine months ended September 30, 2009 from $4.0 million for the nine months ended September 30, 2008. The decreases during the three and nine months ended September 30, 2009 compared to the same periods in the prior year were primarily due to decreased investment income from lower cash balances after the payment of $26.7 million in cash for the acquisition of AcryMed on February 15, 2008 and lower interest rates earned during the three and nine months ended September 30, 2009. In addition, during the nine months ended September 30, 2009, and as part of its risk management process, the Company invested its excess cash primarily in a highly liquid money market fund that principally holds U.S. Treasury securities, which earns lower interest rates.
Income Taxes
During the three months ended September 30, 2009, the Company recorded an income tax provision of $1.2 million compared to an income tax benefit of $1.2 million for the three months ended September 30, 2008. During the nine months ended September 30, 2009, the Company recorded an income tax provision of $2.8 million compared to an income tax benefit of $2.1 million for the nine months ended September 30, 2008. The Company’s effective tax rate for the three and nine months ended September 30, 2009 was a tax expense rate of 64.9% and 281.4%, respectively, compared to tax benefit rates of 8.1% and 7.5% for the three and nine months ended September 30, 2008, respectively. The increase in the effective income tax expense rate for the three and nine months ended September 30, 2009 was primarily due to the impact from an increase in valuation allowance for deferred tax assets with uncertain future benefit.
Liquidity and Capital Resources
During the nine-month period ended September 30, 2009, cash provided by operating activities was $2.4 million compared to cash used in operating activities of $12.4 million for the same period in the prior year. The increase in cash provided by operating activities was primarily due to a federal income tax payment of $12.5 million made during the first quarter of 2008 in connection with the taxable gain from the sale of InfuSystem in October 2007 and an increase in accounts payable during the current year due to the timing of payments, partially offset by an increase in inventory during the current year for the anticipated seasonal revenue increase in the fourth quarter.
During the nine-month period ended September 30, 2009, cash provided by investing activities was $8.7 million compared to cash used in investing activities of $19.1 million for the same period in the prior year. The increase in cash provided by investing activities was primarily due to the $26.7 million cash payment made for the acquisition of AcryMed in February 2008, an increase in the principal payments received from the HAPC note receivable, which was primarily due to a $5.3 million prepayment received in April 2009, and a decrease in the purchases of investments during the current year, offset in part by the decrease in net proceeds from the maturities of investments during the current year.
The Company’s investing activities are impacted by sales, maturities and purchases of its short-term investments. The Company currently invests its excess cash primarily in a highly liquid money market fund that principally holds U.S. Treasury securities. The Company does not hold any direct or indirect investments in auction rate securities.
During the nine-month period ended September 30, 2009, cash used in financing activities was $1.2 million compared to cash used in financing activities of $11.7 million for the same period in the prior year. The decrease in cash used in financing activities was primarily due to a lesser amount of cash paid for the purchase of shares of stock under the Company’s stock repurchase program and shares purchased by the Company related to employee payroll tax withholdings from the vesting of certain restricted stock and restricted stock units during the nine months ended September 30, 2009 compared to the same period in the prior year.
As of September 30, 2009, the Company had cash and cash equivalents of $49.1 million, short-term investments of $5.2 million, net accounts receivable of $21.0 million and net working capital of $79.3 million. The Company has a $20.0 million working capital line of credit with Silicon Valley Bank. The line of credit facility initially expired on October 15, 2008 and originally included a revolving credit facility of $10.0 million. Effective December 18, 2008, the Company renewed and increased the line of credit facility to $20.0 million and extended the term of the credit facility to December 17, 2009. To the extent permitted by the Merger Agreement while the Merger is pending, the Company is able to borrow, repay and reborrow under the line of credit facility at any time. Amounts outstanding under the line of credit facility bear interest at one percentage point above Silicon Valley Bank’s prime rate (3.25% at September 30, 2009), but no less than 4.0% per annum. The Company did not have any borrowings under the line of credit facility during the three and nine months ended September 30, 2009 and 2008. As of September 30, 2009 and 2008, the Company did not have an outstanding balance under the line of credit facility.
The Company’s line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to the achievement of a minimum profitability level and satisfaction of a quick ratio test of 1.5:1.0. As of September 30, 2009, the Company believes it was in compliance with all related covenants.
Management believes the current funds, together with possible borrowings on the existing line of credit and other bank loans, are sufficient to provide for the Company’s projected needs to maintain operations for at least the next 12 months. To the extent permitted by the Merger Agreement while the Merger is pending, the Company may decide to sell additional equity securities or increase its borrowings in order to fund or increase its expenditures for selling and marketing, to fund increased product development, or for other purposes.
On February 26, 2008, the Company announced that its board of directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock under a new stock repurchase program, which would be in existence for 12 months unless the program was terminated sooner by the board of directors. This new stock repurchase program superseded and replaced any other repurchase program that the Company previously announced. On August 12, 2008, the Company’s board of directors authorized the repurchase of up to an additional 1,000,000 shares of the Company’s common stock for a total of up to 2,000,000 shares authorized for repurchase under the program. On March 17, 2009, the Company’s board of directors authorized the repurchase of up to an additional 2,000,000 shares of the Company’s common stock for a total of up to 4,000,000 shares authorized for repurchase under the program. The stock repurchase program was also extended to February 28, 2010, unless terminated sooner by the board of directors. During the nine months ended September 30, 2009, the Company repurchased approximately 129,000 shares with a weighted-average purchase price of $2.35 per share under this program.
Also, in connection with the 2001 Plan the Company may repurchase shares of common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock and restricted stock units. A total of approximately 195,000 shares with a weighted-average price of $4.35 per share were purchased in connection with the satisfaction of employee payroll tax withholdings during the nine months ended September 30, 2009.
A summary of the Company’s repurchase activity for the nine months ended September 30, 2009 is as follows:

			Total Number of		Maximum Number of
			Shares Purchased		Shares That May Yet
	Total Number of		Under the Stock		Be Purchased Under
	Shares Repurchased	Average	Repurchase	Average	the Stock
	for Tax	Price Paid	Program	Price Paid	Repurchase Program
2009	Withholding (1)	per Share	(2)	per Share	(2)
January 1 — January 31	22,434	$4.12	—	$—	3,092,548
February 1 — February 28	167,739	4.36	—	—	3,092,548
March 1 — March 31	1,968	2.96	128,863	2.35	2,963,685
April 1 — April 30	335	4.33	—	—	2,963,685
May 1 — May 31	21	5.44	—	—	2,963,685
June 1 — June 30	—	—	—	—	2,963,685
July 1 — July 31	1,574	7.03	—	—	2,963,685
August 1 — August 31	286	8.83	—	—	2,963,685
September 1 — September 30	238	8.59	—	—	2,963,685

Total	194,595	$4.35	128,863	$2.35	2,963,685

(1)	The total number of shares purchased represents shares delivered to or withheld by the Company in connection with employee payroll tax withholding upon vesting of restricted stock and restricted stock units.

(2)	The stock repurchase program authorized the repurchase of up to 4,000,000 shares of the Company’s common stock. The program will be in existence until February 28, 2010, unless the program is terminated sooner by the board of directors.
The Company had no material changes outside the normal course of business in the contractual obligations and commercial commitments disclosed in Item 7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, under the caption “Contractual Obligations and Commercial Commitments.” As of September 30, 2009, the Company had no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).
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

Contingencies
The Company accounts for contingencies in accordance with ASC 450-20-25, which requires that the Company record an estimated loss from loss contingency, such as legal proceedings, when a loss is known or considered probable and the amount can be reasonably estimated. In most cases, significant judgment is required to estimate the range of probable potential loss and timing of a loss to be recorded.
As of November 5, 2009, the Company was named as a defendant in approximately 191 filed lawsuits seeking damages as a result of alleged chondrolysis. The 191 filed lawsuits represented a total of 412 allegedly injured plaintiffs. The Company believes that due to significant recent developments, the probability of significant unfavorable judicial outcomes from the lawsuits is reasonably possible but not probable. The Company can no longer reasonably estimate its contingent liability for possible unfavorable legal outcomes from any of the lawsuits or the potential settlements with claimants. However, the Company believes that the legal costs to defend the current lawsuits are probable and can be reasonably estimated. While the portion of the reserve for estimated legal fees was significantly increased in light of the increase in the number of cases, the estimated liability for the cases themselves was reduced to zero during the three months ended June 30, 2009 as the Company does not believe that liability amounts are either probable or estimable at this time. A significant increase in the number of claims made against the Company or unfavorable legal outcomes or scientific evidence could have a material adverse effect on the Company’s financial condition and results from operations. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further information.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The Company’s financial instruments include cash and cash equivalents and short-term investments. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.
The Company currently invests its excess cash primarily in a highly liquid money market fund that principally holds U.S. Treasury securities. At September 30, 2009, the carrying values of the Company’s financial instruments approximated fair values based on current market prices and rates. As of September 30, 2009, the Company had $36.8 million in money market securities and $5.2 million of HAPC common stock and did not hold any direct or indirect investments in auction rate securities.
Foreign Currency
The Company has a subsidiary in Mexico. As a result, the Company is exposed to potential transaction gains and losses resulting from fluctuations in foreign currency exchange rates. The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.
Item 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.
During the three months ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Chondrolysis Litigation
There has been discussion in the orthopedic community over the possibility that the continuous infusion of a local anesthetic into the joint space via an infusion pump may contribute to a condition called chondrolysis. This condition, which to the Company’s knowledge has mostly been present after certain shoulder surgeries, may cause the deterioration of the cartilage in the joint months after the surgery. The authors of papers in the relevant medical literature have identified a variety of possible causes of chondrolysis including: thermal capsulorraphy; radiofrequency treatment; prominent hardware; gentian violet; chlorhexidine; methylmethacrylate; intra-articular (within the joint) administration of bupivacaine with epinephrine; and intra-articular administration of bupivacaine without epinephrine. There does not appear, however, to be scientific evidence available yet sufficient to identify the actual cause. It should be noted that these authors have not cited any evidence suggesting the extra-articular (outside the joint) administration of bupivacaine as a possible cause of chondrolysis. For shoulder surgeries, the Company believes most surgeons today are administering bupivacaine extra-articularly or having an anesthesiologist administer a continuous nerve block (e.g., ON-Q® C-bloc).
The Company in its March 31, 2009 Form 10-Q previously reported that it was named as a defendant in approximately 69 filed lawsuits seeking damages as a result of alleged chondrolysis. The number of filed lawsuits against the Company significantly increased in the second quarter resulting in the Company reporting a total of 212 filed lawsuits in its June 30, 2009 Form 10-Q. As of November 5, 2009, the Company was named as a defendant in approximately 191 filed lawsuits, which included a total of 80 dismissals and 59 new lawsuits since the June 30, 2009 Form 10-Q. The 191 filed lawsuits represented a total of 412 allegedly injured plaintiffs. A significant majority of these lawsuits name defendants in addition to the Company such as physicians, drug companies and other device manufacturers. It is not known to what degree, if any, the potential liability of other parties may affect the ultimate cost to the Company, and the Company currently has no cost-sharing arrangements with other defendants.
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
On June 26, 2009, a United States District Court in Florida (the “Court”) dismissed the first chondrolysis case against any pump manufacturer to be decided on the merits, in a case filed against Breg Incorporated (“Breg”), a former competitor of the Company. The case was Kilpatrick v. Breg, Inc (the “Kilpatrick case”). In the Kilpatrick case, the Court granted Breg’s motion for summary judgment after it granted Breg’s motion to exclude plaintiff’s causation testimony pursuant to Federal Rule of Evidence 702. Specifically, the Court granted Breg’s Motion for Summary Judgment on the grounds that plaintiff had not sufficiently demonstrated that Breg’s pain pump could or did cause the type of injury the plaintiff suffered, applying the U.S. Supreme Court’s decision in Daubert v. Merrell Dow Pharmaceuticals, 509 U.S. 579 (1993) (“Daubert”). Under Daubert, federal district courts act as “gatekeepers,” admitting expert testimony only if it is both reliable and relevant so as to prevent speculative and unreliable testimony from reaching the jury. The Daubert precedent applies in all federal courts and in the approximately 30 state courts that have adopted Daubert or similar principles as law. A majority of the Company’s outstanding lawsuits are in jurisdictions that either follow Daubert or have adopted some form of Daubert principles. The Kilpatrick case has favorably impacted the Company’s assessment of its legal prospects and potential liability for claims of alleged chondrolysis. Although other courts are not legally bound to follow the Kilpatrick case decision in similar lawsuits involving the Company, the Company believes that the decision is highly beneficial to the Company’s position and fundamentally affects its long-term outlook for resolving legal matters involving chondrolysis.
In addition to the favorable legal implications of the Kilpatrick case ruling described above, the Company believes that information contained in a case series recently published by David S. Bailie, M.D., et al. is beneficial to its legal position regarding causation, the crux of plaintiffs’ claims.
Further, the Company has observed that a significant majority of the current plaintiffs as of November 5, 2009 are named in lawsuits that were received after June 30, 2009. The Company believes that plaintiff attorneys are rapidly filing claims because of their evaluation that the statute of limitations is expiring in many jurisdictions. The new cases are at a very early stage of development and generally provide minimal information. Many of these lawsuits name two or more pain pump manufacturers in addition to the Company as defendants in the same lawsuit, presumably because plaintiffs’ attorneys have not yet determined the manufacturer of the pump utilized in the surgical procedure. The Company believes that a significant portion of such cases against the Company will ultimately be dismissed because a Company pump was not involved.
In accordance with ASC 450-20-25 (formerly SFAS No. 5, Accounting for Contingencies), the Company records an estimated loss from loss contingency such as the legal proceedings described immediately above when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued in accordance with U.S. GAAP. In most cases, significant judgment is required to estimate the range of probable potential loss and timing of a loss to be recorded. Events may arise that were not anticipated and the outcome of a contingency may result in an uninsured loss to the Company that differs from the previously estimated liability, which could result in a material difference from that recorded in the current period.
During the first quarter of 2009, the Company estimated the range of probable potential loss to the Company for the legal proceedings described immediately above as of March 31, 2009 was $12.4 million to $89.0 million. As of March 31, 2009, the Company recorded a cumulative total expense of $12.4 million in loss contingency, of which $1.5 million and $10.9 million were recognized as part of certain litigation and insurance charges in operating expenses during the three months ended March 31, 2009 and year ended December 31, 2008, respectively. The cumulative $12.4 million expense in loss contingency represented the low end of the estimated range of cumulative loss as of March 31, 2009. The range of probable potential loss represented the Company’s estimated out-of-pocket cost for claims already asserted, including the estimated cost of legal fees and potential settlements with claimants, to the extent not covered by insurance, in compliance with the Company’s accounting policy. No accrual was made for unasserted claims as of March 31, 2009, because the number and cost of such claims could not be reasonably estimated. The range of loss was determined based on the number of actual cases brought against the Company and included estimated payments for self-insured retentions that would be made to its product liability insurance carriers or third parties and any amounts in excess of its insurance coverage amount. The accrual also assumed that the Company will ultimately incur the Company’s $5.0 million self-insured layer discussed earlier. As of December 31, 2008, the loss contingency recognized on the balance sheet as Accrued Litigation Costs was $10.5 million, compared to $12.0 million as of March 31, 2009. The loss contingency recognized on the balance sheet as Accrued Litigation Costs remained at $12.0 million as June 30, 2009.
Significant developments during the second quarter of 2009 surrounding the ongoing lawsuits include the highly favorable ruling in the Kilpatrick case, the scientific information recently brought to light in the published Bailie case series that the Company believes will be beneficial to its legal position regarding causation and the nature of the latest filed lawsuits, since, among other matters potentially favorable to the Company, many of the lawsuits have more than one named pain pump manufacturer as a defendant and information regarding product identification that is lacking. The Company believes that, due to these significant developments, the probability of significant unfavorable judicial outcomes from the lawsuits is reasonably possible but not probable in accordance with ASC 450-20-25. The Company intends to seek dismissals and aggressively defend such cases. The Company can no longer reasonably estimate its contingent liability for possible unfavorable legal outcomes from any of the lawsuits or the potential settlements with claimants or judgments following trial beginning in the second quarter of 2009. However, the Company believes that the legal costs to defend the current lawsuits are probable and can be reasonably estimated. As such, the Company recorded a loss contingency for the estimated legal costs as of June 30,

2009 and September 30, 2009 in accordance with ASC 450-20-25 and consistent with the Company’s accounting policy.
The Company’s estimate includes its best estimate of the portion of legal costs not covered by insurance. No accrual was made for unasserted claims as of September 30, 2009, because the number and cost of such claims could not be reasonably estimated. While the Company has explicitly accrued for legal costs only, it recognizes that a rational defendant will often settle cases for a nuisance value in lieu of incurring legal costs of a comparable amount. The Company estimates that the range of probable potential loss to the Company for the legal costs as of September 30, 2009 is $12.0 million to $31.4 million. As of September 30, 2009, the loss contingency recognized on the balance sheet as Accrued Litigation Costs was $12.0 million, which represents the low end of the estimated range and reflects no additional accrual for the second and third quarters of 2009 despite the sharp increase in the number of lawsuits filed against the Company since June 30, 2009. As previously discussed, the new cases, which comprise a majority of the number of filed lawsuits currently outstanding against the Company, are at a very early stage of development. Due to the nature of the newly-filed lawsuits, the Company believes that a significant portion of these cases will ultimately be dismissed. The Company also believes that the favorable and unfavorable events since the second quarter of 2009 had an offsetting impact on the Company’s legal liability with respect to its chondrolysis legal exposures. No additional reserves were accrued in the second or third quarters of 2009 in connection with the ongoing litigation. While the portion of the reserve for estimated legal fees was significantly increased in light of the increase in the number of cases, the estimated liability for the cases themselves was reduced to zero during the three months ended June 30, 3009 as the Company does not believe that liability amounts are either probable or estimable at this time. A significant increase in the number of claims made against the Company or unfavorable legal outcomes or scientific evidence could have a material adverse effect on the Company’s financial condition and results from operations.
Litigation as to the Offer and Merger
On or about October 20, 2009, David Lash and Dale Hartig, on behalf of themselves and the public stockholders of the Company, filed a purported class action complaint in the Superior Court of the State of California, Orange County (the “Court”), captioned David Lash and Dale Hartig v. Donald Earhart, et al. (Case No. 30-2009 00312968). On October 23, 2009, David Lash and Dale Hartig filed an amended complaint. On or about October 23, 2009, Stuart Kessler, on behalf of himself and the public stockholders of the Company, filed a purported class action complaint in the Court, captioned Stuart Kessler v. James J. Dal Porto, et al. (Case No. 30-2009 00312919). Both lawsuits name the Company, each of the Company’s directors, Kimberly-Clark Corporation (“Kimberly-Clark”) and Boxer Acquisition, Inc., a wholly owned subsidiary of Kimberly-Clark (“Merger Sub”), as defendants. The lawsuits allege, among other things, that the Company’s directors breached their fiduciary duties by failing to maximize shareholder value and through alleged materially inadequate disclosures and material disclosure omissions. In addition, the lawsuits allege that the Company and Kimberly-Clark aided and abetted such alleged breaches of fiduciary duties by the Company’s directors. Based on these allegations, the lawsuits seek, among other relief, injunctive relief enjoining a tender Offer by Kimberly-Clark (the “Offer”) and a merger with Merger Sub (the “Merger”). Both lawsuits also purport to seek recovery of the costs of the action, including reasonable attorney’s fees. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further information regarding the pending merger with Kimberly-Clark.
Other Litigation and Regulatory Matters
In June 2007, the Company commenced a lawsuit against Apex Medical Technologies, Inc (“Apex”) and its president, Mark McGlothlin, in the U.S. District Court for the Southern District of California for patent infringement and misappropriating the Company’s valuable trade secrets. The Company also sued distributors of Apex’s Solace® Pump, including Zone Medical, LLC (“Zone”). In response to the litigation brought by the Company, the defendants asked the U.S. Patent and Trademark Office (the “Patent Office”) to reexamine one of the Company’s patents. The Patent Office routinely grants such requests and often times initially rejects previously issued patent claims. In October 2008, the Patent Office took this action after receiving Apex’s position on the patent without input from the Company. The Company presented its position to the Patent Office and in April 2009 the Patent Office reconfirmed the patent with clarifying amendments to some of the patent’s claims. On July 14, 2009, the

Patent Office issued the Reexamination Certificate, terminating the reexamination proceedings. On October 28, 2009 after a four week trial the jury found that 1) Apex and Zone willfully infringed the Company’s patent awarding the Company damages in excess of $2,950,000, 2) the Company’s patent is valid and enforceable, 3) Mr. McGlothlin and Apex willfully and maliciously misappropriated the Company’s trade secrets awarding the Company damages in excess of $2,950,000, 4) Mr. McGlothlin and Apex willfully and maliciously breached the Company’s confidence awarding the Company damages of $3,000,000, and 5) Mr. McGlothlin and Apex willfully and maliciously competed unfairly with the Company awarding the Company damages in excess of $2,950,000. The jury also found in favor of the Company on the Defendants’ counterclaim. Moreover, the jury awarded the Company $1,500,000 in punitive damages against Mr. McGlothlin for willfully and maliciously misappropriating the Company’s trade secrets, breaching the Company’s confidence and unfairly competing with the Company. There is no assurance that the Company will ultimately collect any or all of the damages awarded at the trial. In view of the jury verdict, the Company expects to move for entry of a permanent injunction against the Defendants. The Company continues to enforce its patent and trade secret rights against Mr. McGlothlin, Apex, Zone and other distributors that make, use, sell or offer to sell the Solace Pump. The Company is vigorously moving forward to protect its patent rights and valuable trade secrets.
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
Item 1A. RISK FACTORS
The Annual Report on Form 10-K for the year ended December 31, 2008, as amended, includes a detailed discussion of the Company’s risk factors. Pursuant to the instructions to Form 10-Q, the Company has provided below only those risk factors that are new or that have been materially amended since the time that the Company filed its most recent Form 10-K. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in the Company’s most recent Form 10-K, as amended, as well as the information under “Legal Proceedings” in this Form 10-Q.
RISKS RELATING TO THE PROPOSED MERGER
The pending Merger and/or the delay or failure to complete the Merger with Kimberly-Clark could materially and adversely affect our results of operations and our stock price.
On October 8, 2009, we entered into the Merger Agreement with Kimberly-Clark and Merger Sub. The Merger Agreement provides that within seven business days of the date of the Merger Agreement, Merger Sub will commence the Offer to purchase all of the outstanding shares of the Company’s common stock for $12.65 in cash per share. The Offer was launched on October 20, 2009. Consummation of the Offer is subject to customary conditions, including, but not limited to, (i) at least a majority of outstanding shares of the Company’s common stock on a fully diluted basis being tendered into the Offer, (ii) the expiration or termination of waiting periods under applicable antitrust laws and (iii) the absence of any Material Adverse Effect (as defined in the Merger Agreement). Consummation of the Merger is subject to customary conditions, including, if required under Delaware law, approval of the Merger Agreement by the Company’s stockholders. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the Offer and the Merger as currently contemplated under the Merger Agreement or at all. As a result of the pending Merger:

•	the attention of our management and our employees may be diverted from day-to-day operations as they focus on consummating the Merger;
•	the Merger Agreement places a variety of restrictions and constraints on the conduct of our business prior to the closing of the Merger or the termination of the Merger Agreement;
•	our customers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products as a result of the announcement of the Merger, which could cause our revenues to decline or any anticipated increases in revenue to be lower than expected; and
•	our ability to attract new employees and retain our existing employees may be harmed by uncertainties associated with the Merger, and we may be required to incur substantial costs to recruit replacements for lost personnel.
A delay in the consummation of the Merger may exacerbate the occurrence of these events.
Furthermore, in the event that the Offer or Merger is not completed:
•	our stockholders will not receive $12.65 in cash per share of our common stock which Kimberly-Clark has agreed to pay pursuant to the Merger Agreement, and our stock price would likely experience a significant decline;
•	we have incurred and will incur significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger; and
•	under some circumstances, we may have to pay a termination fee to Kimberly-Clark.
The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.
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
We are currently named as a defendant in approximately 191 filed lawsuits seeking damages as a result of alleged chondrolysis. The 191 filed lawsuits represented a total of 412 allegedly injured plaintiffs. Many of these lawsuits name defendants in addition to us such as physicians, drug companies and other device manufacturers.
For the policy periods beginning June 1, 2008 and June 1, 2009, we have in place product liability insurance in the aggregate amount of $50 million for liability losses, including legal defense costs, excluding shoulder chondrolysis claims for pre-June 1, 2008 surgeries, which are covered under the separate policies described below. For chondrolysis claims made in 2008 through 2013 arising out of pre-June 1, 2008 surgeries, we increased our product liability insurance on a claims-made basis from an aggregate amount of $10 million to $35 million, which includes a $5 million self-insured layer above the original $10 million primary policy and below the additional $20 million in excess policies we purchased. As noted, these policies for pre-June 1, 2008 surgeries will remain in place until 2013. During the nine months ended September 30, 2009 and year ended December 31, 2008, we recorded a total of $1.5 million and $14.4 million as certain litigation and insurance charges in operating expenses. The $14.4 million recorded during the year ended December 31, 2008 includes a $3.5 million expense to purchase retroactive insurance policies for pre-June 1, 2008 surgeries to significantly increase our product liability insurance coverage and $10.9 million in estimated loss contingency that we accrued in connection with the ongoing litigation. Events may arise that were not anticipated and the outcome of a contingency may result in an uninsured loss to us that differs from the previously estimated liability, which could result in a material difference from the amount recorded in the current period and may have a material adverse effect on our financial condition and results of operations. The Company believes its current funds, together with possible borrowings from its existing line of credit, is sufficient to settle its current estimated loss contingency. However, if the Company’s assumptions are wrong and the outcome of the legal proceedings results in a significant unfavorable difference from the previously recorded estimated liability, this will have a material adverse effect on the Company’s financial condition and results of operations. The Company may be required to seek additional funds, including possibly through financings, due to the unfavorable outcome. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further information.
We have experienced net losses in prior periods. Future losses are possible.
We incurred net losses of $1.8 million and $30.5 million during the nine months ended September 30, 2009 and year ended December 31, 2008, respectively. We may not achieve profitability from operations in the future, and further losses may arise.
We may need to raise additional capital in the future to fund our operations. We may be unable to raise funds when needed or on acceptable terms.
During the nine months ended September 30, 2009, our operating activities provided cash of $2.4 million and our investing activities provided cash of $8.7 million. As of September 30, 2009, we had cash and equivalents of $49.1 million, short-term investments of $5.2 million and net accounts receivable of $21.0 million. We believe our current funds, together with possible borrowings on our existing line of credit and other bank loans, are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. This estimate, however, is based on assumptions that may prove to be wrong. If our assumptions are wrong or if we experience further losses, we may be required to reduce our operations or seek additional financing. Furthermore, financing may not be available when needed and may not be on terms acceptable to us.
A significant portion of our sales is to customers in foreign countries. We may lose revenues, market share, and profits due to exchange rate fluctuations and other factors related to our foreign business.
For the three and nine months ended September 30, 2009, sales to customers in foreign countries comprised approximately 14% and 11% of our revenues, respectively. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.

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
For the three months ended September 30, 2009, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 7% and 10% of the Company’s total revenues, respectively. For the nine months ended September 30, 2009, sales to B. Braun Medical S.A. and B. Braun Medical Inc. accounted for 6% and 10% of the Company’s total revenues, respectively. Any deterioration in our relationship with B. Braun Medical S.A. or B. Braun Medical Inc. could cause a material decline in our overall sales and a material adverse effect on our business.
Our financial results could be adversely impacted by recording impairment losses or incurring capital losses on stock sales in connection with our ownership of HAPC common stock.
In October 2007, we purchased approximately 2.8 million shares of common stock of InfuSystem Holdings, Inc. (formerly known as HAPC, Inc.) (“HAPC common stock”), at $5.97 per share through private transactions with third parties totaling approximately $17 million in connection with the then-pending sale of InfuSystem. In accordance with ASC 320-10-25 and 320-10-35, we must periodically determine whether a decline in fair value of HAPC common stock below our cost basis is other-than-temporary. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is to be written down to fair value and the amount of the write-down is to be included in earnings. For the years ended December 31, 2008 and 2007, we recognized other-than-temporary impairments of $4.6 million and $6.1 million on our HAPC common stock, respectively. The estimated fair value of the investment in HAPC common stock decreased from approximately $5.7 million as of December 31, 2008 to approximately $5.2 million as of September 30, 2009. The decrease in fair value of the HAPC common stock was recorded as unrealized losses, which was included in other comprehensive income. We are also currently evaluating the possibility of selling the HAPC common stock during the current year to utilize certain federal tax benefits that will expire as of December 31, 2010. If the fair value of HAPC common stock declines before the HAPC common stock is sold and the decline is determined to be other-than-temporary, or if we sell shares of HAPC common stock at lower than our current cost basis, any resulting impairment charges under ASC 320-10-25 and 320-10-35 or capital loss on sale of the shares would have an adverse effect on our net income or increase our net losses.
Recent regulatory developments could adversely affect HAPC’s business and, as a result, its ability to perform under the Note Receivable.
On October 25, 2007, the Company completed the sale of InfuSystem, Inc. to HAPC for $100 million. Part of the consideration included a secured promissory note with an original principal amount equal to $32.7 million. The promissory note is recognized on the balance sheet as “Note Receivable — HAPC” and, as of September 30, 2009, the current portion of the note was approximately $3.3 million with an additional remaining balance of approximately $19.2 million. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion.
Certain changes to the Medicare and Medicaid compliance standards for consignment closets and stock and bill arrangements are expected to be implemented on or before March 1, 2010, as described in Change Request 6528 to the CMS Manual System released by the Department of Health and Human Services’ Centers for Medicare and Medicaid Services. Such or similar changes may adversely impact the business of HAPC which in turn could (i) require the Company to record an impairment in the future to (A) the Note Receivable — HAPC or (B) the HAPC common stock held by the Company or (ii) result in the inability of HAPC to timely pay amounts owed to the Company under such Note Receivable.

RISK FACTORS RELATED SPECIFICALLY TO OUR COMMON STOCK
The average trading volume for our common stock is relatively low when compared to most larger companies. As a result, there may be less liquidity and more volatility associated with our common stock, even if our business is doing well.
Our common stock has been traded publicly since February 13, 1990, and since then has had only a few market makers. The average daily trading volume for our shares during the three months ended September 30, 2009 was approximately 97,000 shares. There can be no assurance that a more active or established trading market for our common stock will develop or, if developed, will be maintained.
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
Sales of our common stock in the public market, or the perception that such sales could occur, could result in a decline in the market price of our common stock and make it more difficult for us to complete future equity financings. A substantial number of shares of our common stock and shares of common stock subject to outstanding options and warrants may be resold pursuant to currently effective registration statements. As of September 30, 2009, there were:
•	24,211,404 shares of common stock that are freely tradable in the public markets;
•	248,052 shares of restricted stock that are subject to outstanding awards under our 2001 Equity Incentive Plan; and
•	an aggregate of 2,015,047 shares of common stock that are subject to outstanding awards under our various equity incentive plans, including shares of restricted stock units and stock options.
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

I-FLOW CORPORATION
Date: November 5, 2009	/s/ Donald M. Earhart
Donald M. Earhart
Chairman, President and Chief Executive Officer (On behalf of the registrant)

Date: November 5, 2009	/s/ James R. Talevich
James R. Talevich
Chief Financial Officer (As principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

2.1	Stock Purchase Agreement, dated October 28, 2003, by and between Integra LifeSciences Corporation and I-Flow Corporation (1)
2.2	Merger Agreement, dated July 27, 2001, by and between I-Flow Corporation, a Delaware corporation, and I-Flow Corporation, a California corporation (2)
2.3	Agreement and Plan of Merger, dated January 13, 2000, by and among I-Flow Corporation, Spinal Acquisition Corp., Spinal Specialties, Inc. and the Shareholders of Spinal Specialties, Inc. (3)
2.4
Agreement and Plan of Merger, dated February 9, 1998, by and among I-Flow Corporation, I-Flow Subsidiary, Inc., Venture Medical, Inc., InfuSystems II, Inc. and the Shareholders of Venture Medical, Inc. and InfuSystems II, Inc. (4)

2.5	Agreement for Purchase and Sale of Assets, dated July 3, 1996, by and among I-Flow Corporation, Block Medical, Inc. and Hillenbrand Industries, Inc. (5)
2.6
Stock Purchase Agreement, dated as of September 29, 2006, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (including the Form of Services Agreement, attached thereto as Exhibit A, the Form of License Agreement attached thereto as Exhibit B and the Term Sheet attached thereto as Exhibit C) (9)

2.7
Amendment No. 1 dated as of April 30, 2007 to the Stock Purchase Agreement dated as of September 29, 2006 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (10)

2.8
Amendment No. 2 dated as of June 29, 2007 to the Stock Purchase Agreement dated as of September 29, 2006, as amended by an Amendment No. 1 dated as of April 30, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (11)

2.9
Amendment No. 3 dated as of July 31, 2007 to the Stock Purchase Agreement dated as of September 29, 2006, as amended by Amendment No. 1 dated as of April 30, 2007 and an Amendment No. 2 dated as of June 29, 2007, by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc. and Iceland Acquisition Subsidiary, Inc. (12)

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
2.13
Acknowledgement and Agreement dated as of October 8, 2007 by and among I-Flow Corporation, InfuSystem, Inc., HAPC, Inc., Iceland Acquisition Subsidiary, Inc., Sean D. McDevitt and Philip B. Harris (15)

2.14	Form of Share Purchase Agreement (15)
2.15	Second Form of Share Purchase Agreement (15)
2.16	Form of Irrevocable Proxy (15)
2.17	Binding Letter of Intent dated as of December 13, 2007 by and among I-Flow Corporation, AcryMed, Inc., Bruce L. Gibbins, Jack D. McMaken, John A. Calhoun and James P. Fee, Jr. (16)
2.18
Agreement and Plan of Merger dated as of February 2, 2008 by and among I-Flow Corporation, Alaska Acquisition Subsidiary, Inc., AcryMed Incorporated, Bruce L. Gibbins, Jack D. McMaken, John A. Calhoun and James P. Fee, Jr., in their capacities as stockholders, and John A. Calhoun, in his capacity as the stockholder representative (17)

Exhibit No.	Exhibit
2.19	Agreement and Plan of Merger, dated as of October 8, 2009, by and among Kimberly-Clark Corporation, Boxer Acquisition, Inc. and I-Flow Corporation (20)
3.1	Amended and Restated Certificate of Incorporation of I-Flow Corporation, a Delaware Corporation (6)
3.2	Amended and Restated Bylaws of I-Flow Corporation (18)
3.3	Certificate of Designation Regarding Series A Junior Participating Cumulative Preferred Stock (7)
4.1	Specimen Common Stock Certificate (8)
4.2
Rights Agreement, dated as of March 8, 2002, by and between I-Flow Corporation and American Stock Transfer & Trust Company, as rights agent, which includes, as Exhibit A, the Form of Rights Certificate, the Form of Assignment and the Form of Election to Purchase (7)

4.3
Amendment No. 1 to Rights Agreement, dated as of October 15, 2009, by and between I-Flow Corporation and American Stock Transfer & Trust Company, LLC, (as successor-in-interest to American Stock Transfer & Trust Company), as Rights Agent (21)

10.1	Summary of the 2009 Executive Performance Incentive Plan (as amended on August 11, 2009) (19)*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(2)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 3, 2001.

(3)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K/A filed on March 6, 1998.

(5)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated July 22, 1996.

(6)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K dated May 29, 2002.

(7)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on March 13, 2002.

(8)	Incorporated by reference to exhibit with this title filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(9)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 4, 2006.

(10)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on May 1, 2007.

(11)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 2, 2007.

(12)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on July 31, 2007.

(13)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 13, 2007.

(14)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on September 19, 2007.

(15)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 19, 2007.

(16)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on December 17, 2007.

(17)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on February 6, 2008.

(18)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on April 3, 2009.

(19)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on August 17, 2009.

(20)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 9, 2009.

(21)	Incorporated by reference to exhibit with this title filed with the Company’s Current Report on Form 8-K filed on October 16, 2009.